Form 10-Q
period 2017-06-30
Interpace Diagnostics Group, Inc.
filed 2017-08-10
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Morris Corporate Center 1, Building C

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding August 4, 2017
Common stock, $0.01 par value	22,163,604

INTERPACE DIAGNOSTICS GROUP, INC.

FORM 10-Q FOR PERIOD ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,265	$602
Accounts receivable, net	2,696	2,209
Other current assets	1,376	1,415
Current assets from discontinued operations	-	14
Total current assets	18,337	4,240
Property and equipment, net	644	929
Other intangible assets, net	34,732	36,358
Other long-term assets	31	251
Total assets	$53,744	$41,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,032	$2,326
Accrued salary and bonus	1,240	3,551
Other accrued expenses	6,212	6,236
Current liabilities from discontinued operations	2,371	4,128
Total current liabilities	10,855	16,241
Contingent consideration	1,366	7,254
Long-term debt, net of debt discount	-	7,908
Other long-term liabilities	5,181	3,844
Total liabilities	17,402	35,247

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 20,152,954 and 2,230,506 shares issued, respectively; 20,088,604 and 2,176,252 shares outstanding, respectively	201	22
Additional paid-in capital	161,288	127,736
Accumulated deficit	(123,476)	(119,584)
Accumulated other comprehensive income	-	-
Treasury stock, at cost (64,350 and 54,254 shares, respectively)	(1,671)	(1,643)
Total stockholders' equity	36,342	6,531
Total liabilities and stockholders' equity	$53,744	$41,778

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue, net	$3,855	$3,612	$7,325	$6,647
Cost of revenue (excluding amortization of $813 and $970 for the three months and $1,626 and $1,939 for the six months, respectively)	1,879	1,842	3,651	3,020
Gross profit	1,976	1,770	3,674	3,627
Operating expenses:
Sales and marketing	1,555	1,322	2,691	2,904
Research and development	413	357	719	680
General and administrative	2,793	2,015	4,315	4,797
Acquisition related amortization expense	813	970	1,626	1,939
Change in fair value of contingent consideration	-	-	(5,776)	-
Total operating expenses	5,574	4,664	3,575	10,320

Operating (loss) income	(3,598)	(2,894)	99	(6,693)
Interest expense	(216)	(858)	(469)	(1,062)
Loss on extinguishment of debt	(2,731)	-	(4,278)	-
Other (loss) income , net	(8)	3	(44)	10
Loss from continuing operations before tax	(6,553)	(3,749)	(4,692)	(7,745)
Benefit for income taxes	(301)	(236)	(298)	(227)
Loss from continuing operations	(6,252)	(3,513)	(4,394)	(7,518)
(Loss) income from discontinued operations, net of tax	(54)	1,179	502	398
Net loss	$(6,306)	$(2,334)	$(3,892)	$(7,120)

Net Loss and Comprehensive Loss	$(6,306)	$(2,334)	$(3,892)	$(7,120)

Basic (loss) income per share of common stock:
From continuing operations	$(0.65)	$(1.93)	$(0.64)	$(4.19)
From discontinued operations	(0.01)	0.65	0.07	0.22
Net (loss) income per basic share of common stock	$(0.65)	$(1.29)	$(0.57)	$(3.96)

Diluted (loss) income per share of common stock:
From continuing operations	$(0.65)	$(1.93)	$(0.64)	$(4.19)
From discontinued operations	(0.01)	0.65	0.07	0.22
Net (loss) income per diluted share of common stock	$(0.65)	$(1.29)	$(0.57)	$(3.96)
Weighted average number of common shares and common share equivalents outstanding:
Basic	9,657	1,816	6,877	1,796
Diluted	9,657	1,816	6,877	1,796

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(unaudited, in thousands)

	For The Six Months Ended
	June 30, 2017
	Shares	Amount
Common stock:
Balance at January 1	2,230	$22
Common stock issued	34	1
Common stock issued through offerings	12,693	126
Shares issued in debt exchange	3,795	38
Exercise of warrants	1,400	14
Balance at June 30	20,152	201
Treasury stock:
Balance at January 1	54	(1,643)
Treasury stock purchased	10	(28)
Balance at June 30	64	(1,671)
Additional paid-in capital:
Balance at January 1		127,736
Common stock issued through offerings, net of expenses		13,152
Issuance of warrants		7,337
Shares issued in debt exchange		11,605
Exercise of warrants		1,252
Stock-based compensation expense		206
Balance at June 30		161,288
Accumulated deficit:
Balance at January 1		(119,584)
Net loss		(3,892)
Balance at June 30		(123,476)

Total stockholders' equity		$36,342

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2017	2016

Cash Flows Used in Operating Activities
Net loss	$(3,892)	$(7,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,937	2,390
Realignment accrual accretion	-	23
Interest accretion	271	1,062
Provision for bad debt	25	169
Mark to market on warrants	76	-
Amortization of debt issuance costs	117	-
Mark to market on derivatives	61	-
Loss on extinguishment of debt	4,278	-
Reversal of severance accrual	(2,034)	-
Stock-based compensation	206	88
Change in fair value of contingent consideration	(5,776)	-
Other (gains), losses and expenses, net	-	(4)
Other changes in assets and liabilities:
(Increase) decrease in accounts receivable	(512)	4,755
Decrease in unbilled receivable	-	16
Decrease (increase) in other current assets	53	(141)
Decrease in other long-term assets	220	627
Decrease in accounts payable	(1,358)	(1,070)
Decrease in unearned contract revenue	-	(11)
Decrease in accrued salaries and bonus	(1,549)	(633)
Decrease in accrued liabilities	(789)	(4,957)
Increase (decrease) in long-term liabilities	94	(465)
Net cash used in operating activities	(8,572)	(5,271)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	22,263	-
Cash paid for repurchase of restricted shares	(28)	-
Net cash provided by financing activities	22,235	-

Net increase (decrease) in cash and cash equivalents	13,663	(5,271)
Cash and cash equivalents – beginning	602	8,310
Cash and cash equivalents – ending	$14,265	$3,039
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes (the “Interim Financial Statements”) should be read in conjunction with the consolidated financial statements of Interpace Diagnostics Group, Inc. (the “Company” or “Interpace”), and its wholly-owned subsidiaries, Interpace Diagnostics Corporation, Interpace Diagnostics Lab, Inc. and Interpace Diagnostics, LLC, and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2017, as amended on April 28, 2017.  Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements.   Discontinued operations include the Company's wholly owned subsidiaries: Group DCA, LLC (“Group DCA”); InServe Support Solutions (“Pharmakon”); and TVG, Inc. (“TVG”, dissolved December 31, 2014) and its Commercial Services Organization (“CSO”) business unit which was sold on December 22, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2.	LIQUIDITY

The accompanying consolidated financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2017, the Company had cash and cash equivalents of $14.3 million, net accounts receivable of $2.7 million, current assets of $18.3 million and current liabilities of $10.9 million. For the six months ended June 30, 2017, the Company had a net loss of $3.9 million and cash used in operating activities was $8.6 million.

During the six months ended June 30, 2017, the Company closed on four equity offerings raising gross proceeds of $25.9 million. The details are as follows:

●	On January 6, 2017, the Company completed a registered direct public offering (the “Second Registered Direct Offering”), to sell 630,000 shares of its common stock at a price of $6.81 per share to certain institutional investors, which resulted in gross proceeds to the Company of approximately $4.2 million.

●	On January 25, 2017, the Company completed a registered direct public offering (the “Third Registered Direct Offering”), to sell 855,000 shares of its common stock and a concurrent private placement of warrants to purchase 855,000 shares of its common stock (the “Concurrent Warrants”), to the same investors participating in the Third Registered Direct Offering, or the Private Placement. The Concurrent Warrants and the shares of its common stock issuable upon the exercise of the Concurrent Warrants were not registered under the Securities Act and were sold pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The shares of common stock sold in the Third Registered Direct Offering and the Concurrent Warrants issued in the concurrent Private Placement were issued separately but sold together at a combined purchase price of $4.69 per share of common stock and accompanying Concurrent Warrant. The Third Registered Direct Offering and the Private Placement together resulted in gross proceeds to the Company of approximately $4.0 million. The Company used approximately $1.0 million of the proceeds to satisfy the obligations due to five former senior executives.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

(unaudited)

●	On February 8, 2017, the Company completed an underwritten, confidentially marketed public offering (“CMPO”), to sell 1,200,000 shares of its common stock at a price of $3.00 per share. In addition, the Company granted the underwriters an option to purchase up to an additional 9% of the total number of shares of common stock sold by the Company in the CMPO, solely for the purpose of covering over-allotments, if any. The underwriters exercised the over-allotment option in full. The CMPO resulted in gross proceeds to the Company of approximately $3.9 million.

●	On June 21, 2017, pursuant to its S-1 filing of its preliminary prospectus to register shares on May 22, 2017, as amended thereafter, the Company completed a public offering for 9,900,000 shares of common stock together with an equal number of common warrants (the “Base Warrants”), to purchase shares of its common stock (and the shares of common stock that are issuable from time to time upon exercise of the common warrants) for $1.10 per share. Each Base Warrant upon exercise at a price of $1.25 will result in the issuance of one share of common stock to the holder. A public trading market for the Base Warrants was established on July 5, 2017 on the OTC market under the trading symbol IDGGW. As part of the offering (the “Offering”), which closed on June 21, 2017, the related underwriters purchased the full over-allotment of 1,875,000 Base Warrants available to them for the specified $.01 per warrant. 2,600,000 of Pre-Funded Warrants were also sold at the specified $1.09 per warrant. The combined gross proceeds of the June 21st offering totaled $13.7 million with approximately $12.3 million of net funds available to the Company after deducting underwriting discounts and other stock issuance expenses. As of July 7, 2017 all of the 2,600,000 Pre-Funded Warrants were exercised for the $.01 per warrant exercise price and all 2,600,000 common shares related to the warrants have been issued. On July 31, the Company and the underwriters closed on the exercise of the underwriters’ over-allotment option to purchase an additional 875,000 shares of common stock at a price of $1.09 per share for gross proceeds of $0.960 million.

As part of our acquisition of RedPath Integrated Pathology, Inc., we issued a non-negotiable subordinated secured, non-interest bearing, promissory note, dated as of October 31, 2014, with an aggregate principal amount of $10.7 million outstanding (the “RedPath Note”). In December 2016 we repaid $1.33 million in principal of the RedPath Note resulting in an outstanding balance of $9.34 million. The RedPath Note was subsequently acquired by an institutional investor for $8.87 million on March 22, 2017. Also on that date we and the investor exchanged the RedPath Note for a senior secured convertible note in the aggregate principal amount of $5.32 million and a senior secured non-convertible note in the aggregate principal amount of $3.55 million. On April 18, 2017, we and the investor exchanged the senior secured non-convertible note for $3.55 million of our senior secured convertible note. Between March 23, 2017 and April 18, 2017, the senior secured convertible notes were converted in full for 3,795,429 shares of our common stock. We no longer have any outstanding secured debt, and any security interests and liens related to our former secured debt have been fully released.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

(unaudited)

The Company entered into a Credit Agreement with SCM Specialty Finance Opportunities Fund, L.P. (the “Credit Agreement”) on September 28, 2016 for $1.2 million. The Credit Agreement contains customary representations and warranties in favor of the Lender and certain covenants, including, among other things, financial covenants relating to loan turnover rates, liquidity and revenue targets. As of June 30, 2017 the Company is renegotiating terms of the Credit Agreement and has not borrowed any funds under the Credit Agreement.

While the Company has increased its cash balance and has made significant reductions in indebtedness, the Company is not cash flow positive from operations. The Company intends to meet its capital needs by driving revenue growth, containing costs, entering into strategic alliances as well as exploring other options, including the possibility of raising additional debt or equity capital. There is no assurance the Company will be successful in meeting its capital requirements prior to becoming cash flow positive.

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

Revenue Recognition

Through the Company's molecular diagnostics business, the Company aims to provide physicians and patients with diagnostic options for detecting genetic and other molecular alterations that are associated with gastrointestinal and endocrine cancers, which are principally focused on early detection of patients at high risk of cancer. Customers in the Company's molecular diagnostics business consist primarily of physicians, hospitals and clinics. We recognize revenue from services rendered when the following four revenue recognition criteria are met:  persuasive evidence of an arrangement or contract exists; services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. The Company’s services are generally fulfilled upon completion of the test and after the review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payer or hospital. We recognize revenue on an accrual basis when we are able to make a reasonable estimate of reimbursement at the time delivery is complete. In the first period in which revenue is accrued for a particular payer or test, there generally is a one-time increase in revenue. Until we have contracts with payers or can reasonably estimate the amount that will ultimately be received, we recognize the related revenue on the cash basis. Because the timing and amount of cash payments received from payers as well as one-time increases in revenue from newly accrued payers are difficult to predict, we expect that our revenue may fluctuate significantly in any given quarter.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

(unaudited)

The Company currently recognizes revenue and accounts receivable related to billings for Medicare and Medicare Advantage, on an accrual basis, net of contractual adjustment, as well as for hospitals (direct-bill clients), when collectability is reasonably assured. Contractual adjustments represent the difference between the list prices and the reimbursement rate set by Medicare and Medicare Advantage, or the amounts billed to hospitals.

Specifically by test, Pancragen revenues have been recorded on the accrual basis in each of these categories since its acquisition in 2014. ThyGenX® has been recorded on an accrual basis since its Medicare approval in 2015 in two of the payer categories, Medicare and Medicare Advantage, and ThyraMIR, a newer test, approved for Medicare in 2016, has been moved from cash basis to accrual basis in the same categories as ThyGenX®, Medicare and Medicare Advantage in 2017, effective in the current quarter. The change to the accrual basis for ThyraMIR in these categories in 2017 has resulted in $301,000 of additional revenue recognized in the current quarter, of which $179,000 relates to the current quarter and $122,000 of this amount relates to the quarter ended March 31, 2017.

The Company also provides services by way of commercial insurance carriers or governmental programs that may or may not have a contract or coverage in place for its proprietary tests. As contracts and coverage progress for payers in these categories, the Company will evaluate their collection history to determine the appropriate time to begin to recognized specific payers on the accrual basis as well. Currently, all are recognized on the cash basis. The Company does not enter into direct agreements with patients that commit them to pay any portion of the cost of the tests in the event that their commercial insurance carrier or governmental program does not pay the Company for its services; however, the Company does offer patients that do not have adequate insurance coverage the opportunity to pay cash for our services at a reduced rate.

Accounts Receivable

The Company recognizes Accounts Receivable as revenue is accrued, based upon its criteria for revenue recognition. The Company also records an Allowance for Doubtful Accounts based on the collection history for its accrual basis payers. For non-paying roster accounts, balances are generally written off after twelve months. Medicare and Medicare Advantage accounts are currently written off after eighteen months to allow for the appeal process, which in some cases requires several appeals prior to collection.

Other Current Assets

Other current assets consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Indemnification assets	$875	$875
Other receivables	303	325
Other	198	215
	$1,376	$1,415

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

(unaudited)

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

Basic and Diluted Net (Loss) Income per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted (loss) income per share for the three- and six-month periods ended June 30, 2017 and 2016 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic weighted average number of common shares	9,657	1,816	6,877	1,796
Potential dilutive effect of stock-based awards	-	-	-	-
Diluted weighted average number of common shares	9,657	1,816	6,877	1,796

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on (loss) income per share for the following periods because they would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Options	323	-	323	-
Stock-settled stock appreciation rights (SARs)	85	103	85	103
Restricted stock and restricted stock units (RSUs)	68	123	68	123
Warrants	17,105	-	17,105	-
	17,581	226	17,581	226

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

(unaudited)

4.	OTHER INTANGIBLE ASSETS

The net carrying value of the identifiable intangible assets as of June 30, 2017 and December 31, 2016 are as follows:

		As of June 30, 2017	As of December 31, 2016
	Life	Carrying	Carrying
	(Years)	Amount	Amount
Diagnostic assets:
Asuragen acquisition:
Thyroid	9	$8,519	$8,519
Pancreas	-	-	-
Biobank	-	-	-
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett's test	9	18,351	18,351
Total		$43,011	$43,011
Diagnostic lab:
CLIA Lab	2.3	$609	$609

Accumulated Amortization		$(8,888)	$(7,262)

Net Carrying Value		$34,732	$36,358

Amortization expense was approximately $0.8 million and $1.0 million for the three-month periods ended June 30, 2017 and 2016, respectively, and approximately $1.6 million and $1.9 million for the six-month periods ended June 30, 2017 and 2016, respectively. Amortization of our diagnostic assets begins upon launch of the product. Estimated amortization expense for the next five years is as follows, based on current assumptions of future product launches:

2017	2018	2019	2020	2021
$3,252	$3,252	$5,292	$5,292	$4,908

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

(unaudited)

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

	As of June 30, 2017		Fair Value Measurements
	Carrying	Fair	As of June 30, 2017
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$14,265	$14,265	$14,265	$-	$-
	$14,265	$14,265	$14,265	$-	$-
Liabilities:
Contingent consideration:
Asuragen	$1,601	$1,601	$-	$-	$1,601
Warrant liability:
Pre-Funded	$1,061	$1,061	$-	$-	$1,061
Underwriters	432	432	-	-	432
	$3,094	$3,094	$-	$-	$3,094

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

(unaudited)

	As of December 31, 2016		Fair Value Measurements
	Carrying	Fair	As of December 31, 2016
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$602	$602	$602	$-	$-
	$602	$602	$602	$-	$-
Liabilities:
Contingent consideration:
Asuragen	$1,545	$1,545	$-	$-	$1,545
RedPath	5,969	5,969	-	-	5,969
	$7,514	$7,514	$-	$-	$7,514

The fair value of cash and cash equivalents and marketable securities is valued using market prices in active markets (level 1). As of June 30, 2017, the Company did not have any marketable securities in less active markets (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

In connection with the acquisition of certain assets from Asuragen and the acquisition of RedPath, the Company recorded contingent consideration related to contingent payments and other revenue based payments. The Company determined the fair value of the contingent consideration based on a probability-weighted income approach derived from revenue estimates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. On March 22, 2017, the Company entered into a Termination Agreement with the RedPath Equityholder Representative. Under the terms of the Termination Agreement, the RedPath Equityholder Representative agreed to terminate all royalty and milestone rights under the contingent consideration agreement. As a result the Company reversed approximately $6.0 million in Redpath contingent consideration liabilities in the first quarter of 2017, of which $5.8 million was a reversal within operating expenses in the Condensed Consolidated Statement of Comprehensive Income (Loss).

On March 23, 2017, in connection with the Company entering into the Exchange Agreement, related to the RedPath Note (See Note 2 and Note 12) with the Investor, an embedded conversion option derivative liability was recorded due to a certain embedded conversion feature. The embedded conversion option is considered a liability and valued using the Black-Scholes Option-Pricing Model, the inputs for which include exercise price of the conversion feature, market price of the underlying common shares, expected term, volatility based on the Company’s historical market price, and the risk-free rate corresponding to the expected term of the Exchange Agreement. Any changes to the estimated fair value of this liability were recorded in Interest Expense. Between March 23, 2017 and April 18, 2017, the Investor had fully converted all outstanding debt, and as a result there are no liabilities remaining as of June 30, 2017.

On June 21, 2017, the Company closed on an Offering (See Note 2), issuing both Pre-Funded Warrants and Underwriters Warrants to purchase 2,600,000 shares and 575,000 shares of the Company’s common stock, respectively. Both the Pre-Funded and Underwriters Warrants include a cash settlement feature in the event of certain circumstances. Accordingly, both the Pre-Funded and Underwriters Warrants are classified as liabilities, and were fair valued using the Black Scholes Option-Pricing Model, the inputs for which include exercise price of the respective warrants, market price of the underlying common shares, expected term, volatility based on the Company’s historical market price, and the risk-free rate corresponding to the expected term of the Exchange Agreement. Any changes to the fair value of the warrant liabilities were recorded to Interest Expense.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

(unaudited)

The following table sets forth the assumptions used in the Black-Scholes Option Pricing Model to estimate the fair value of the Pre-Funded Warrant liability as of June 30, 2017:

June 30, 2017

Market Price	$0.89
Exercise Price	$0.01
Risk-free interest rate	1.75%
Expected volatility	134.21%
Expected life in years	5.0
Expected dividend yield	0.00%

The following table sets forth the assumptions used in the Black-Scholes Option Pricing Model to estimate the fair value of the Underwriters Warrant liability as of June 30, 2017:

June 30, 2017

Market Price	$0.89
Exercise Price	$1.32
Risk-free interest rate	1.75%
Expected volatility	134.21%
Expected life in years	5.0
Expected dividend yield	0.00%

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

(unaudited)

A roll forward of the carrying value of the contingent consideration, embedded conversion option and warrant liabilities from continuing operations from January 1, 2017 to June 30, 2017 is as follows:

	2017
	January 1,	Initial Liability	Payments	Accretion	Cancellation of Obligation/ Conversions Exercises	Mark to Market	June 30,
Asuragen	$1,545		$(25)	$81	$-	$-	$1,601
Redpath	5,969		-	-	(5,969)	-	-
Embedded conversion option	-	208	-	-	(269)	61	-
Pre-Funded Warrants	-	2,247	-	-	(1,252)	66	1,061
Underwriters Warrants	-	422	-	-	-	10	432

	$7,514	$2,877	$(25)	$81	$(7,490)	$137	$3,094

Market Price	$2.63
Exercise Price	$2.44
Risk-free interest rate	0.99%
Expected volatility	234.05%
Expected life in years	1.25
Expected dividend yield	0.00%

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

Litigation

Due to the nature of the businesses in which the Company is engaged it is subject to certain risks. Such risks include, among others, risk of liability for personal injury or death to persons using products the Company promotes or commercializes. There can be no assurance that substantial claims or liabilities will not arise in the future due to the nature of the Company’s business activities and recent increases in litigation related to healthcare products. As part of the closeout of its CSO business, the Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with customers (the scope of which may vary from customer to customer, and the performance of which is not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company’s liability exceeds the amount of applicable insurance or indemnity.

The Company routinely assesses its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. As of June 30,, 2017, the Company’s accrual for litigation and threatened litigation was not material to the consolidated financial statements.

In connection with the October 31, 2014 acquisition of RedPath, the Company assumed a liability for the Settlement Agreement entered into by the former owners of RedPath with the DOJ. Under the terms of the Settlement Agreement, the Company is obligated to make payments to the Department of Justice (“DOJ”) for the calendar years ended December 31, 2014 through 2017, up to a cumulative maximum amount of $3.0 million.

Payments are due March 31st following the calendar year that the revenue milestones are achieved. In May 2017, the Company renegotiated payment terms with the DOJ related to a $500,000 payment due associated with performance in fiscal 2016. The negotiations resulted in an agreement that the Company pay $83,335 on July 3, 2017, and $83,333 for the five remaining months of 2017. For the six months ended June 30, 2017, the Company has accrued $0.8 million for these payments and its estimate of the potential liability for 2017, based upon the terms of the Settlement Agreement.

Prolias Technologies, Inc. v. PDI, Inc.

On April 8, 2015, Prolias Technologies, Inc. (“Prolias”) filed a complaint (the “Complaint”) against the Company with the Superior Court of New Jersey (Morris County) in a matter entitled Prolias Technologies, Inc. v. PDI, Inc. (Docket No. MRS-L-899-15). In the Complaint, Prolias alleged that it and the Company entered into an August 19, 2013 Collaboration Agreement and a First Amendment thereto (collectively, the “Agreement”) whereby Prolias and the Company agreed to work in good faith to commercialize a diagnostic test known as “Thymira.” Thymira is a minimally invasive diagnostic test that is being developed to detect thyroid cancer. Prolias alleged in the Complaint that the Company wrongfully terminated the Agreement, breached obligations owed to it and committed torts. After various motions on October 13, 2016, the Company filed an application to enter final judgment and taxing of costs against Prolias. The Company requested that the Court enter final judgment against Prolias and for the Company in the amount of $621,236, plus ten percent interest continuing to accrue on the principal balance of $500,000 unless and until paid, attorneys’ fees and costs of $390,769, and a declaratory judgment that Prolias is deemed to have executed and delivered to the Company a promissory note in the amount of $1,000,000 under Article 10.2(a) of the Collaboration Agreement. On November 17, 2016, the Court denied the Company’s application without prejudice and with leave to refile.

On February 16, 2017, the Company refiled its application for final judgment, and on March 9, 2017, the Superior Court of New Jersey entered a final judgment in the Company’s favor against Prolias for the sum of $636,053 plus ten percent interest continuing to accrue on the principal balance of $500,000 (per diem $136.99) unless and until paid. Final judgment was also entered in the Company’s favor, and against Prolias, declaring Prolias is deemed to have executed and delivered to the Company a promissory note in the amount of $1,000,000 and Prolias is obligated to repay the Company the principal amount and all interest in accordance with the terms of the promissory note and Article 10.2(a) of the Collaboration Agreement by and between Prolias and the Company. On April 3, 2017, the final judgment against Prolias was recorded as a statewide lien. No assurance can be given that the Company will be able to recover on the judgment against Prolias.

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

The severance liability as of December 31, 2016 was approximately $3.1 million, of which $2.2 million resides in continuing operations and $0.9 million is in discontinued operations. In January 2017, five former executives agreed to a settlement of their severance obligations agreeing to 35% of the total amount due them. These remaining obligations were paid out in February 2017 in payments totaling approximately $1.0 million. As a result of the settlement, the Company recorded a reversal of expense of approximately $2.0 million in the first quarter of 2017. Within continuing operations, $1.5 million of expense was reversed and was recorded in general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Loss and $0.5 million was recorded in discontinued operations. The Company has no currently payable severance obligations as of June 30, 2017.

Parsippany Lease

On May 24, 2017 we entered into a new lease with our Parsippany landlord. The lease is for a space of approximately 5,900 square feet and is for a period of sixty-three months commencing July 1, 2017 at an initial monthly obligation of approximately $13,000 per month subject to annual increases of fifty cents per square foot. The initial year of the lease has a two-month rent abatement period. The lease has an early termination date of June 30, 2020, provided we provide at least 12 months’ notice in advance.

Pittsburgh Lease

On March 31, 2017 we renewed our lease for our Pittsburgh laboratory for one year. The lease is for 20,000 square feet of laboratory and office space and ends on March 31, 2018. The lease obligation is $32,500 per month for twelve months.

7.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

Other accrued expenses consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Accrued royalties	$983	$711
Indemnification liability	875	875
Contingent consideration	235	260
Rent payable	147	110
DOJ settlement	750	80
Accrued professional fees	759	1,746
Taxes payable	477	526
Unclaimed property	565	565
All others	1,421	1,363
	$6,212	$6,236

Long-term liabilities consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Uncertain tax positions	$3,688	$3,594
DOJ settlement (indemnified by RedPath)	-	250
Warrant liability	1,493	-
	$5,181	$3,844

8.	STOCK-BASED COMPENSATION

Stock Incentive Plan

In 2015, the board of directors (the “Board”) and stockholders approved the Company’s Amended and Restated 2004 Stock Award and Incentive Plan, or the Amended and Restated Plan. The Amended and Restated Plan amends the Company’s pre-existing Amended and Restated 2004 Stock Award and Incentive Plan, which had replaced the 1998 Stock Option Plan, or the 1998 Plan, and the 2000 Omnibus Incentive Compensation Plan, or the 2000 Plan. The Amended and Restated Plan authorized an additional 245,000 shares for new awards and also included the remaining shares available under the prior Amended and Restated Plan. Eligible participants under the Amended and Restated Plan include officers and other employees of the Company, members of the Board and outside consultants, as specified under the Amended and Restated Plan and designated by the Compensation and Management Development Committee of the Board (the “Compensation Committee”). Unless earlier terminated by action of the Board, the Amended and Restated Plan will remain in effect until such time as no stock remains available for delivery under the Amended and Restated Plan and the Company has no further rights or obligations under the Amended and Restated Plan with respect to outstanding awards thereunder.

Historically, stock options have been granted with an exercise price equal to the market value of the common stock on the date of grant, expire 10 years from the date they are granted, and generally vested over a two-year period for members of the Board and a three-year period for employees. Upon exercise, new shares can be issued by the Company. The Company granted stock options in 2016, which vest monthly over a one-year period. SARs are generally granted with a grant price equal to the market value of the common stock on the date of grant, vest one-third each year on the anniversary of the date of grant and expire five years from the date of grant. The restricted shares and restricted stock units (“RSU’s”) granted to employees historically have had a three year cliff vesting period and are subject to accelerated vesting and forfeiture under certain circumstances. RSU’s granted to board members generally have had a three year graded vesting period and are subject to accelerated vesting and forfeiture under certain circumstances.

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

The following table provides the weighted average assumptions used in determining the fair value of the stock option awards granted during the six month period ended June 30, 2017. There were no options granted during the six month period ended June 30, 2016.

Six Months Ended
June 30, 2017
Risk-free interest rate	1.96%
Expected life	4.91
Expected volatility	138.71%
Dividend yield	-

The Company recognized approximately $0.1 million and $0.02 million of stock-based compensation expense during the three month periods ended June 30, 2017 and 2016, respectively, and approximately $0.2 million and $0.1 million during the six month periods ended June 30, 2017 and 2016, respectively.

As of June 30, 2017 the Company does not have any shares available for issuance under the current Amended and Restated Plan. In 2017, the Company inadvertently granted 184,647 share options to six employees in excess of the number available for grant under the Amended and Restated Plan. These grants were cancelled and replaced with new awards that are contingent upon shareholder approval. The replacement option grants were made on May 11, 2017, with a strike price of $2.39 and will vest in equal monthly installments over one year subject generally to the continued service of the grantees.

9.	INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes the income tax benefit on the loss from continuing operations and the effective tax rate for the three- and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Benefit for income tax	$(301)	$(236)	$(298)	$(227)
Effective income tax rate	4.6%	(6.3%)	6.4%	2.9%

Income tax benefit for the three- and six-month periods ended June 30, 2017 and 2016 was primarily due to an allocation of tax expense between continuing and discontinued operations.

10.	SEGMENT INFORMATION

Upon the divestiture of its CSO business on December 22, 2015, the Company has one reporting segment: molecular diagnostics. The Company realigned its reporting segments due to the integration of RedPath and acquiring certain assets from Asuragen, to reflect the Company’s current and going forward business strategy. The Company’s current reporting segment structure is reflective of the way the Company’s management views the business, makes operating decisions and assesses performance. This structure allows investors to better understand Company performance, better assess prospects for future cash flows, and make more informed decisions about the Company.

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

The table below presents the significant components of CSO, Group DCA’s, Pharmakon’s and TVG’s results included Income (Loss) from Discontinued Operations, Net of Tax in the consolidated statements of comprehensive loss for the three- and six-months ended June 30, 2017 and 2016.

	Three Months Ending June 30,		Six Months Ending June 30,
	2017	2016	2017	2016
Revenue, net	$-	$-	$-	$1,644

Income (loss) from discontinued operations	304	144	914	(592)
Gain (loss) on sale of assets	-	1,326	-	1,326
Income from discontinued operations, before tax	304	1,470	914	734
Income tax expense	358	291	412	336
(Loss) income from discontinued operations, net of tax	$(54)	$1,179	$502	$398

The assets and liabilities classified as discontinued operations relate to CSO, Group DCA, Pharmakon, and TVG. As of June 30, 2017 and December 31, 2016, these assets and liabilities are in the accompanying balance sheets as follows:

	For the Six Months Ended June 30, 2017			For the Year Ended December 31, 2016
	CSO	DCA/TVG	Total	CSO	DCA/TVG	Total
Accounts receivable, net	$-	$-	$-	$-	$-	$-
Unbilled receivable, net	-	-	-	-	-	-
Other	-	-	-	-	14	14
Current assets from discontinued operations	-	-	-	-	14	14
Property and equipment, net	-	-	-	-	-	-
Other	-	-	-	-	-	-
Long-term assets from discontinued operations	-	-	-	-	-	-
Total assets	$-	$-	$-	$-	$14	$14

Accounts payable	$826	$-	$826	$890	$-	$890
Accrued salary and bonus	-	-	-	1,272	-	1,272
Other	1,545	-	1,545	1,966	-	1,966
Current liabilities from discontinued operations	2,371	-	2,371	4,128	-	4,128
Total liabilities	$2,371	$-	$2,371	$4,128	$-	$4,128

12.	LONG-TERM DEBT

On October 31, 2014, the Company and its subsidiary, Interpace LLC, entered into an agreement to acquire RedPath (the “Transaction”). In connection with the Transaction, the Company entered into the RedPath Note payable in eight equal consecutive quarterly installments beginning October 1, 2016.

The obligations of the Company under the RedPath Note were guaranteed by the Company and its subsidiaries pursuant to a Guarantee and Collateral Agreement (the “Subordinated Guarantee”) in favor of the RedPath Equityholder Representative. Pursuant to the Subordinated Guarantee, the Company and its subsidiaries also granted a security interest in substantially all of their assets, including intellectual property, to secure their obligations to the RedPath Equityholder Representative. Based on the Company's incremental borrowing rate under its Credit Agreement, the fair value of the RedPath Note at the date of issuance was $7.5 million. During the three months ended June 30, 2017 and 2016, the Company accreted zero and approximately $0.2 million into interest expense, respectively, for each period. During the six months ended June 30, 2017 and 2016, the Company accreted approximately $0.2 million and $0.4 million into interest expense, respectively, for each period. At December 31, 2016, the fair value balance of the $9.3 million Note was approximately $7.9 million and the unamortized discount was $1.4 million. As of June 30, 2017, the Note was fully converted into the Company’s common stock (see below).

Debt Exchange for RedPath Note

In December 2016 we repaid $1.33 million in principal of the RedPath Note resulting in an outstanding balance of $9.34 million. The RedPath Note was subsequently acquired by an institutional investor for $8.87 million on March 22, 2017. Also on that date we and the investor exchanged the RedPath Note for a senior secured convertible note (the “Exchanged Convertible Note”) in the aggregate principal amount of $5.32 million and a senior secured non-convertible note in the aggregate principal amount of $3.55 million. On April 18, 2017, we and the investor exchanged the senior secured non-convertible note for $3.55 million of our senior secured convertible note (the “Senior Secured Convertible Note”). Between March 23, 2017 and April 18, 2017, the senior secured convertible notes were converted in full for 3,795,429 shares of our common stock. We no longer have any outstanding secured debt, and any security interests and liens related to our former secured debt have been fully released.

In connection with the conversion of the Exchanged Convertible Note, the Company recorded a loss of $4.3 million. Maxim Group LLC (“Maxim”) acted as agent in connection with the exchanges into the Exchanged Convertible Note and the Senior Secured Convertible Note. Maxim was paid a cash fee of $0.6 million representing 6.5% of the balance of the $8.85 million exchanged RedPath Note. These costs are directly related to the issuance of the Company’s shares, and as a result are recorded against equity.

In connection with the Exchanged Convertible Note and the Senior Secured Convertible Note, the Company determined there to be an embedded conversion option feature. Accordingly, the embedded conversion option contained in the Exchange Convertible Note was accounted for as a derivative liability at the date of issuance, and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivative was determined using the Black- Scholes Option Pricing Model. On the initial measurement date, the fair value of the embedded conversion option derivative of $208,427 was recorded as a derivative liability and was allocated as a debt discount to the Exchanged Convertible Note. At each conversion date, subsequent to the issuance of the Exchanged Convertible Note, the embedded conversion option derivative liability would be revalued, with any changes to its fair value being recorded to earnings. At March 31, 2017, the Company also revalued the embedded conversion option derivative liability resulting in a loss from the change in fair value. In connection with these revaluations, the Company recorded derivative losses of approximately $19,000 and $61,000 for the three and six-month periods ended June 30, 2017. The value of the derivative liability as of June 30, 2017 was zero.

The Company incurred $0.5 million of debt issuance costs, for investment banking, legal and placement fee services in connection with the Exchange Agreement. These costs are treated as a debt discount and will be amortized to interest expense over the term of the Exchanged Notes.

In connection with the conversion of the Senior Secured Convertible Note on April 18, 2017, the Company recorded a loss of $2.3 million.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table represents cash flows (used in) provided by the Company's discontinued operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities of discontinued operations	$(883)	$(884)

Net cash (used in) provided by investing activities of discontinued operations	$-	$-

Supplemental Disclosures of Non Cash Financing Activities

(in thousands)

	Six Months Ended June 30,
	2017	2016

Write-off of the RedPath Note	$(8,098)	$-
Issuance of the Exchange Notes	$11,375	$-
Non-cash equity conversion costs	$(173)	$-
Debt issuance costs	$(511)	$-
Warrants issued through Termination Agreement*	$193	$-
Conversion of debt to equity	$8,869	$-

*See Note 14, Equity for more details

14.	EQUITY

Public Equity Offerings

During the six months ended June 30, 2017, the Company closed on four separate equity offerings raising gross proceeds of $25.9 million. The details are as follows:

●	On January 6, 2017, the Company completed the “Second Registered Direct Offering” to sell 630,000 shares of its common stock at a price of $6.81 per share to certain institutional investors, which resulted in gross proceeds to the Company of approximately $4.2 million.

●	On January 25, 2017, the Company completed the “Third Registered Direct Offering” to sell 855,000 shares of its common stock and a concurrent private placement of warrants to purchase 855,000 shares of its common stock, or the Warrants, to the same investors participating in the Third Registered Direct Offering. The Warrants and the shares of the Company’s common stock issuable upon the exercise of the Warrants were not registered under the Securities Act and were sold pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The shares of common stock sold in the Third Registered Direct Offering and the Warrants issued in the concurrent Private Placement were issued separately but sold together at a combined purchase price of $4.69 per share of common stock and accompanying Warrant. The Third Registered Direct Offering and the Private Placement together resulted in gross proceeds to the Company of approximately $4 million. The Company also used approximately $1.0 million to satisfy the obligations due to five former senior executives. See Note 6- Severance. The fair value of these warrants issued was determined using the Black-Scholes Option Pricing Model and amounted to $1,668,290. The warrants do not include any cash settlement provisions and accordingly are not liability classified. As a result, the Company is not required to revalue the warrants at each reporting date. The following table sets forth the assumptions used in the Black-Scholes Option Pricing Model to estimate the fair value of the warrants upon issuance:

Market Price	$4.33
Exercise Price	$4.69
Risk-free interest rate	1.95%
Expected volatility	124.02%
Expected life in years	5.0
Expected dividend yield	0.00%

●	On February 8, 2017, the Company completed an underwritten, confidentially marketed public offering (the “CMPO”), to sell 1,200,000 shares of our common stock at a price of $3.00 per share. In addition, the Company granted the underwriters an option to purchase up to an additional 9% of the total number of shares of common stock sold by the Company in the CMPO, solely for the purpose of covering over-allotments, if any. The underwriters exercised the over-allotment option in full. The CMPO resulted in gross proceeds to the Company of approximately $3.9 million.

On March 22, 2017, the Company entered into a Termination Agreement with the RedPath Equityholder Representative. Under the terms of the Termination Agreement, RedPath Equityholder Representative agreed to terminate all royalty and milestone rights under the contingent consideration agreement. In exchange for terminating the royalty and milestone right of RedPath, the Company agreed to issue to the RedPath Equityholder Representative 5 year warrants to acquire an aggregate of 100,000 shares of the Company’s common stock at a fixed price of $4.69 per share. The fair value of the warrants issued was determined using the Black-Scholes Option Pricing Model and amounted to $193,037. The warrants do not include any cash settlement provisions and accordingly are not liability classified. As a result, the Company is not required to revalue the warrants at each reporting date. The following table sets forth the assumptions used in the Black-Scholes Option Pricing Model to estimate the fair value of the warrants upon issuance:

Market Price	$2.37
Exercise Price	$4.69
Risk-free interest rate	1.95%
Expected volatility	125.58%
Expected life in years	5.5
Expected dividend yield	0.00%

As part of our acquisition of RedPath Integrated Pathology, Inc., we issued the RedPath Note. In December 2016 we repaid $1.33 million in principal of the RedPath Note resulting in an outstanding balance of $9.34 million. The RedPath Note was subsequently acquired by an institutional investor for $8.87 million on March 22, 2017. Also on that date we and the investor exchanged the RedPath Note for a senior secured convertible note in the aggregate principal amount of $5.32 million and a senior secured non-convertible note in the aggregate principal amount of $3.55 million. On April 18, 2017, we and the investor exchanged the senior secured non-convertible note for $3.55 million of our senior secured convertible note. Between March 23, 2017 and April 18, 2017, the senior secured convertible notes were converted in full for 3,795,429 shares of our common stock. We no longer have any outstanding secured debt, and any security interests and liens related to our former secured debt have been or will be released and/or terminated upon the completion of applicable filings.

On June 16, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim as the representative of several underwriters (the “Underwriters”) named therein with respect to the issuance and sale of an aggregate of (i) 9,900,000 shares (“Firm Shares”) of the Company’s common stock, (ii) Base Warrants to purchase 12,500,000 shares of common stock at an exercise price equal to $1.25 per share, and (iii) Pre-Funded Warrants to purchase 2,600,000 shares of Common Stock at an exercise price equal to $0.01 per share in an underwritten public offering (the “Offering”) pursuant to the Underwriting Agreement. Each Firm Share and accompanying Base Warrant was sold for a combined effective price of $1.10, and each Pre-Funded Warrant and accompanying Base Warrant was sold for a combined effective price of $1.09. The Underwriters were entitled to receive an underwriting discount equal to 7.5% of the offer price of the aggregate number of Firm Shares and Pre-Funded Warrants sold in the Offering and Over-Allotment and out-of-pocket expenses of $.1 million. The Company also granted the Underwriters a 45-day option to purchase up to an additional 1,875,000 Firm Shares and/or 1,875,000 Base Warrants to cover over-allotments, if any (the “Over-Allotment”). Additionally, the Company agreed to issue to the Underwriters warrants (the “Underwriter Warrant”) to purchase a number of Firm Shares of common stock equal to an aggregate of 4% of the total number of shares of Common Stock and Pre-Funded Warrants sold in the Offering.

The Company offered to each purchaser whose purchase of shares of common stock in this offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of our outstanding common stock immediately following the consummation of this offering, the opportunity to purchase, if the purchaser so chooses, pre-funded warrants, in lieu of shares of common stock that would otherwise result in the purchaser’s beneficial ownership exceeding 4.99% of our outstanding common stock. Subject to limited exceptions, a holder of pre-funded warrants could not have the right to exercise any portion of its pre-funded warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. Each pre-funded warrant was exercisable for one share of our common stock. The offering also related to the shares of common stock issuable upon exercise of any pre-funded warrants sold in the offering. Each pre-funded warrant was sold together with a common warrant with the same terms as the common warrant described above. The common warrants were exercisable immediately and will expire five years after the date of issuance, or June 22, 2022. The shares of common stock and pre-funded warrants could only be purchased with the accompanying common warrants, but were issued separately, and were immediately separable upon issuance.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

(unaudited)

On June 21, 2017, the Company successfully closed its public offering for the Firm Shares, Base Warrants and Pre-Funded Warrants. A public trading market for the Base Warrants was established on July 5, 2017 on the OTC market under the trading symbol IDGGW. As part of the offering the Underwriters purchased the full over-allotment of 1,875,000 Base Warrants available to them for the specified $.01 per warrant, which are not exercisable for six months after the offering. 2,600,000 of Pre-Funded Warrants were also sold on at the price of $1.09 per warrant. The combined gross proceeds of the June 21st offering totaled $13.7 million with approximately $12.3 million of net funds available to the company after deducting underwriting discounts and other stock issuance expenses.

In summary, the Company issued 9,900,000 shares of Common Stock as well as Base Warrants, Overallotment Warrants, Pre-Funded Warrants and Underwriters Warrants to purchase 12,500,000, 1,875,000, 2,600,000 and 575,000 shares of the Company’s Common Stock, respectively. The Pre-Funded and Underwriters Warrants are classified as liabilities because in certain circumstances they could require cash settlement. The Base and Overallotment Warrants do not contain such provisions. As a result, the Company is not required to revalue the Base and Overallotment warrants at each reporting date. The Base Warrants are traded on the OTC market, however, trading volume has been insufficient to determine fair value. The fair value of the Base and Overallotment Warrants was determined using the Black-Scholes Option Pricing Model and amounted to $5.3 million and $0.8 million, respectively.

The following table sets forth the assumptions used in the Black-Scholes Option Pricing Model to estimate the fair value of the Base Warrants and Overallotment Warrants upon issuance:

Market Price	$0.87
Exercise Price	$1.25
Risk-free interest rate	1.75%
Expected volatility	134.21%
Expected life in years	5.0
Expected dividend yield	0.00%

As of July 7, 2017, all of the 2,600,000 Pre-Funded Warrants were exercised for $.01 per warrant exercise price and all 2,600,000 common shares related to the warrants have been issued. On July 31, the Underwriters exercised their right to purchase 875,000 Firm Shares for $0.960 million net of $0.072 million in underwriter discounts, or $0.882 million.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

(unaudited)

15.	WARRANTS

Warrants outstanding and warrant activity for the six months ended June 30, 2017 are as follows:

Description	Classification	Exercise Price	Expiration Date	Balance December 31, 2016	Warrants Issued	Warrants Exercised	Balance June 30, 2017
Pre-Funded Warrants, issued June 21, 2017	Liability	$0.01	None	-	2,600,000	(1,400,000)	1,200,000
Underwriters Warrants, issued June 21, 2017	Liability	$1.32	December 2022	-	575,000	-	575,000
Private Placement Warrants, issued January 25, 2017	Equity	$4.69	June 2022	-	855,000	-	855,000
RedPath Warrants, issued March 22, 2017	Equity	$4.69	September 2022	-	100,000	-	100,000
Base & Overallotment Warrants, issued June 21, 2017	Equity	$1.25	June 2022	-	14,375,000	-	14,375,000

				-	18,505,000	(1,400,000)	17,105,000

16.	RECENT ACCOUNTING PRONOUNCEMENTS

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

(unaudited)

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

ASU 2014-09 defines a five-step process to achieve this core principle of and revenue recognition, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The Company will adopt the new revenue standard as of January 1, 2018 using the modified retrospective method. The Company is currently allocating accounting resources including a third party consulting firm to assess its contracts in each of the five steps involved with the new standard and has not yet determined the impact from the adoption of this ASU on either its financial position or results of operations.

17.	OTHER SUBSEQUENT EVENTS

Additional Shares Issued

On July 3 and July 7, 2017 the remaining 1,200,000 of the 2,600,000 Pre-funded Warrants were exercised for the $.01 per warrant exercise price. Accordingly, all 2,600,000 common shares related to the warrants have been issued.

On July 31, 2017 the Underwriters exercised their right to purchase 875,000 common shares at $1.09 per share for $0.960 million net of $0.072 million in underwriter discounts, or $0.882 million. This was a partial exercise of their over-allotment option of 1,875,000 available shares. The right to purchase the remaining overallotment of 1,000,000 shares expired on July 31, 2017.

Nasdaq Correspondence

On July 31, 2017, (the “Company received written notice (the “Notification Letter”) from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days. Based on the closing bid price of the Company’s common stock for the thirty (30) consecutive business days prior to the date of the Notification Letter, the Company no longer meets the minimum bid price requirement.

The Notification Letter does not impact the Company's listing on The Nasdaq Capital Market at this time. The Notification Letter states that the Company has 180 calendar days, or until January 29, 2018, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company's common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. In the event that the Company does not regain compliance by January 29, 2018, the Company may be eligible for additional time to reach compliance with the minimum bid price requirement.

In addition, the Company notes that it is not currently in compliance with NASDAQ Listing Rule 5605(c)(2)(A), which requires the Audit Committee to be comprised of at least three members. The Company intends to appoint an additional independent director to its Board and to the Audit Committee prior to the Company’s 2017 Annual Meeting of Stockholders.

INTERPACE DIAGNOSTICS GROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. as amended (the “Exchange Act”). Statements that are not historical facts, including statements about our plans, objectives, beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “intends,” “projects,” “should,” “could,” “may,” “will” or similar words and expressions. These forward-looking statements are contained throughout this Form 10-Q.

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

●	our ability to profitably grow our business, including our ability to finance our business on acceptable terms and successfully compete in the market;

●	our ability to continue as a going concern due to our operating history of net losses, negative working capital and insufficient cash flows, and lack of liquidity to pay our current obligations;

●	our ability to obtain broad adoption of and reimbursement for our molecular diagnostic tests in a changing reimbursement environment;

●	whether we are able to successfully utilize our operating experience to sell our molecular diagnostic tests;

●	our limited operating history as a molecular diagnostics company;

●	our dependence on a concentrated selection of payers for our molecular diagnostic tests;

●	the demand for our molecular diagnostic tests from physicians and patients;

●	our reliance on our internal sales forces for business expansion;

●	our dependence on third parties for the supply of some of the materials used in our molecular diagnostic tests;

●	our ability to scale our operations, testing capacity and processing technology;

●	our ability to meet the remaining legacy obligations of our Commercial Services, or CSO, business previously sold;

●	our ability to continue to secure sufficient levels of reimbursement to continue to progress our business;

INTERPACE DIAGNOSTICS GROUP, INC.

●	our ability to compete successfully with companies with greater financial resources;

●	our ability to obtain sufficient data and samples to cost effectively and timely perform sufficient clinical trials in order to support our current and future products;

●	product liability claims against us;

●	patent infringement claims against us;

●	our involvement in current and future litigation against us;

●	the effect current and future laws, licensing requirements and regulation have on our business including the changing U.S. Food and Drug Administration, or the FDA, environment as it relates to molecular diagnostics;

●	the effect of potential adverse findings resulting from regulatory audits of our billing practices and the impact such results could have on our business;

●	our exposure to environmental liabilities as a result of our business;

●	the susceptibility of our information systems to security breaches, loss of data and other disruptions;

●	our ability to enter into effective electronic data interchange arrangements with our customers;

●	our billing practices and our ability to collect on claims for the sale of our molecular diagnostic tests;

●	our ability to attract and retain qualified sales representatives and other key employees and management personnel;

●	competition in the segment of the molecular diagnostics industry in which we operate or expect to operate;

●	our ability to obtain additional funds in order to implement our business models and strategies;

●	the results of any future impairment testing for other intangible assets;

●	our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such items on our revenues, profitability and ongoing business;

●	our compliance with our license agreements and our ability to protect and defend our intellectual property rights;

●	our ability to maintain our listing with The Nasdaq Capital Market, despite our having received a notice of non-compliance for failing to have three independent audit committee members;

●	the effect of material weaknesses in our disclosure controls and procedures and internal controls;

●	failure of third-party service providers to perform their obligations to us; and

●	the volatility of our stock price and fluctuations in our quarterly and annual revenues and earnings.

INTERPACE DIAGNOSTICS GROUP, INC.

Please see Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as other documents we file with the SEC from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

We are a fully integrated commercial company that provides clinically useful molecular diagnostic tests and pathology services. We develop and commercialize molecular diagnostic tests and related first line assays principally focused on early detection of patients at high risk of cancer and leverage the latest technology and personalized medicine for improved patient diagnosis and management. We currently have three commercialized molecular diagnostic assays in the marketplace for which we are reimbursed by Medicare and multiple private payers: PancraGEN®, a pancreatic cyst and pancreaticobiliary solid lesion molecular test that can aid in pancreatic cyst diagnosis and pancreatic cancer risk assessment utilizing our proprietary PathFinder platform; ThyGenX®, which assesses thyroid nodules for risk of malignancy; and ThyraMIR®, which assesses thyroid nodules for risk of malignancy utilizing a proprietary gene expression assay. We are also in the process of “soft launching” while we gather additional market data, BarreGEN®, an esophageal cancer risk classifier for Barrett’s Esophagus that utilizes our PathFinder platform.

Our mission is to provide personalized medicine through molecular diagnostics and innovation to advance patient care based on rigorous science. We are leveraging our Clinical Laboratory Improvement Amendments (“CLIA”), certified and College of American Pathologists(“CAP”), accredited laboratories to develop and commercialize our assays and products. We aim to provide physicians and patients with diagnostic options for detecting genetic and other molecular mutations that are associated with gastrointestinal and endocrine cancer. Our customers consist primarily of physicians, hospitals and clinics.

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

Additional Reimbursement Coverage During 2017

Reimbursement progress is key for any molecular diagnostic company. We were successful in expanding the reimbursement of our products in 2016 and that has continued into 2017. Specifically the most significant progress we have made regarding payers so far in 2017 is as follows:

●	In April 2017, we announced that UnitedHealthcare, the largest health plan in the United States, has agreed to cover our ThyraMIR® test used in assessing indeterminate thyroid nodule fine needle aspirate (“FNA”) biopsies. The coverage is now in effect and is subject to members’ specific benefit plan design.

●	In June 2017, we announced that we signed a new national contract with Aetna for our ThyGenX ® and ThyraMIR® molecular tests for indeterminate thyroid nodules. The agreement covers many of Aetna’s products, including commercial and Medicare Advantage plans. The agreement is our first national provider contract with a national health plan and means that we will now be part of Aetna’s laboratory network for these services. The agreement goes into effect August 15, 2017.

●	In July 2017, we announced that Cigna, one of the largest national health plans in the United States, has agreed to cover Interpace’s ThyGenX® test for Cigna’s 15 million members nationwide, with coverage effective immediately. Cigna’s coverage combine with Aetna, UnitedHealthcare, Medicare and other payers brings the total number of covered lives for ThyGenX® to approximately 275 million patients nationwide.

INTERPACE DIAGNOSTICS GROUP, INC.

Recent Equity Financings

From January 6, 2017 through June 30, 2017, we completed four public offerings of common stock and a private placement of warrants, which resulted in aggregate gross proceeds to us of approximately $25.9 million. A description of the financings is as follows:

●	On January 6, 2017, we completed a registered direct public offering, or the Second Registered Direct Offering, to sell 630,000 shares of our common stock at a price of $6.81 per share to certain institutional investors. The Second Registered Direct Offering resulted in gross proceeds to us of approximately $4.2 million. We are using the net proceeds from the Second Registered Direct Offering for working capital, repayment of indebtedness and general corporate purposes. In addition, we granted each institutional investor who participated in the Second Registered Direct Offering the right, for a period of 15 months following January 6, 2017, or until April 6, 2018, to participate in any public or private offering by us of equity securities, subject to certain exceptions, up to such investor’s pro rata portion of 50% of the securities being offered.

●	On January 25, 2017, we completed a registered direct public offering, or the Third Registered Direct Offering, to sell 855,000 shares of our common stock and a concurrent private placement of warrants to purchase 855,000 shares of our common stock, or the Warrants, to the same investors participating in the Third Registered Direct Offering, (the “Private Placement”). The Warrants and the shares of our common stock issuable upon the exercise of the Warrants were not registered under the Securities Act and were sold pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The shares of common stock sold in the Third Registered Direct Offering and the Warrants issued in the concurrent Private Placement were issued separately but sold together at a combined purchase price of $4.69 per share of common stock and accompanying Warrant. The Third Registered Direct Offering and the Private Placement together resulted in gross proceeds to us of approximately $4 million. We are using the net proceeds from the Third Registered Direct Offering for working capital, repayment of indebtedness and general corporate purposes and also used approximately $1.0 million to satisfy the obligations due to the five former senior executives.

●	On February 8, 2017, we completed an underwritten, confidentially marketed public offering, or the CMPO, to sell 1,200,000 shares of our common stock at a price of $3.00 per share. In addition, we granted the underwriters an option to purchase up to an additional 9% of the total number of shares of common stock sold by us in the CMPO, solely for the purpose of covering over-allotments, if any. The underwriters exercised the over-allotment option in full. The CMPO resulted in gross proceeds to us of approximately $3.9 million. We are using the proceeds from the CMPO for working capital, repayment of indebtedness and liabilities and for general corporate purposes.

●	On June 21, 2017, pursuant to its S-1 filing of its preliminary prospectus to register shares on May 22, 2017, as amended thereafter, the Company completed a public offering for 9,900,000 shares of common stock together with an equal number of common warrants (the “Base Warrants”), to purchase shares of its common stock (and the shares of common stock that are issuable from time to time upon exercise of the common warrants) for $1.10 per share. Each Base Warrant upon exercise at a price of $1.25 will result in the issuance of one share of common stock to the holder. A public trading market for the Base Warrants was established on July 5, 2017 on the OTC market under the trading symbol IDGGW. As part of the offering (the “Offering”), which closed on June 21, 2017, the related underwriters purchased the full over-allotment of 1,875,000 Base Warrants available to them for the specified $.01 per warrant. 2,600,000 of Pre-Funded Warrants were also sold at the specified $1.09 per warrant. The combined gross proceeds of the June 21st offering totaled $13.7 million with approximately $12.3 million of net funds available to the Company after deducting underwriting discounts and other stock issuance expenses. As of July 7, 2017 all of the 2,600,000 Pre-Funded Warrants were exercised for the $.01 per warrant exercise price and all 2,600,000 common shares related to the warrants have been issued. On July 31, the Company and the underwriters closed on the exercise of the underwriters’ over-allotment option to purchase an additional 875,000 shares of common stock at a price of $1.09 per share for gross proceeds of $0.960 million.

As of July 7, 2017 all of the 2,600,000 Pre-funded Warrants were exercised for the $.01 per warrant exercise price and all 2,600,000 common shares related to the warrants have been issued. On July 31, 2017, the Underwriters exercised their right to purchase 875,000 Firm Shares for $0.960 million net of $0.072 million in underwriter discounts, or $0.882 million.

INTERPACE DIAGNOSTICS GROUP, INC.

DESCRIPTION OF REPORTING SEGMENTS

We currently operate under one operating segment, which is our molecular diagnostic business. Until December 22, 2015, prior to the sale of the CSO business, we operated under two reporting segments: Commercial Services and Interpace Diagnostics. The CSO business is reported as discontinued operations in all periods presented.

Interpace Diagnostics

We recognize revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured.

Our revenue is generated using our proprietary tests and related services. Our performance obligation is fulfilled upon the completion, review and release of test results. In conjunction with fulfilling these services, we bill the third-party payer or hospital. We recognize our revenue related to billings for Medicare, Medicare Advantage, and hospitals on an accrual basis, net of contractual adjustment, when a contract is in place, a reliable pattern of collectability exists and collectability is reasonably assured. Contractual adjustments represent the difference between the list prices and the reimbursement rate set by Medicare and Medicare Advantage, the contractual rate or the amounts agreed to with hospitals.

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

Persuasive evidence of an arrangement exists and delivery is deemed to have occurred upon completion, review, and release of the test results at which time we will bill the third-party payer or hospital. The assessment of the fixed or determinable nature of the fees charged for diagnostic testing performed, and the collectability of those fees, requires significant judgment by our management. Our management believes that these two criteria have been met when there is contracted reimbursement coverage or a predictable pattern of collectability with individual third-party payers or hospitals and accordingly, recognizes revenue upon delivery of the test results. In the absence of contracted reimbursement coverage or a predictable pattern of collectability, we believe that the fee is fixed or determinable and collectability is reasonably assured only upon request of third-party payer notification of payment or when cash is received, and we recognize revenue at that time.

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

Condensed Consolidated Results of Continuing Operations for the Quarter Ended June 30, 2017 Compared to the Quarter Ended June 30, 2016 (in thousands)

	Three Months Ended
	June 30,
	2017	2017	2016	2016

Revenue, net	$3,855	100.0%	$3,612	100.0%
Cost of revenue	1,879	48.7%	1,842	51.0%
Gross profit	1,976	51.3%	1,770	49.0%
Operating expenses:
Sales and marketing	1,555	40.3%	1,322	36.6%
Research and development	413	10.7%	357	9.9%
General and administrative	2,793	72.5%	2,015	55.8%
Acquisition related amortization expense	813	21.1%	970	26.9%
Total operating expenses	5,574	144.6%	4,664	129.1%

Operating loss	(3,598)	-93.3%	(2,894)	-80.1%
Interest expense	(216)	-5.6%	(858)	-23.8%
Loss on extinguishment of debt	(2,731)	-70.8%	-	-
Other (loss) income, net	(8)	-0.2%	3	0.1%
Loss from continuing operations before tax	(6,553)	-170.0%	(3,749)	-103.8%
Benefit for income tax	(301)	-7.8%	(236)	-6.5%
Loss from continuing operations	(6,252)	-162.2%	(3,513)	-97.3%
(Loss) income from discontinued operations, net of tax	(54)	-1.4%	1,179	32.6%
Net loss	$(6,306)	-163.6%	$(2,334)	-64.6%

Revenue, net

Revenue for the three months ended June 30, 2017 increased by $0.3 million, or 6.7%, to $3.9 million, compared to $3.6 million for the three months ended June 30, 2016. This increase was principally attributable to increased test and collection volume for our thyroid tests and the change from cash basis to accrual for ThyraMIR for Medicare and Medicare Advantage as disclosed in the footnotes to the financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

Cost of revenue

Cost of revenue for the three months ended June 30, 2017 remained essentially flat, increasing by only 2% even though revenues increased by over 6%. As a percentage of revenue cost of revenue decreased to 48.7% as compared to 51.0% in the comparable prior year period.as the Company became more efficient in its manufacturing process.

Gross profit

Consolidated gross profit for the three months ended June 30, 2017 increased $0.2 million, or 11.6%, to $2.0 million, compared to $1.8 million for the three months ended June 30, 2016. This increase was primarily related to the increase in revenue and improved efficiencies in manufacturing processes as discussed above.

Sales and marketing expense

Sales and marketing expense was $1.6 million for the three months ended June 30, 2017 and as a percentage of revenue was 40.3%. For the three months ended June 30, 2016, the sales and marketing expense was $1.3 million and 36.6% as a percentage of revenue. The increase in sales and marketing expense principally reflects a modest rebuilding of marketing and certain other costs that had been cut in 2015 and 2016 during the cost reduction initiatives.

Research and development

Research and development expense reflects clinical and research costs for supplies, laboratory tests and evaluations, scientific and administrative staff involved in clinical research, statistical research and product development related to new tests, products and programs. These costs were approximately $0.4 million for both the three months ended June 30, 2017 and June 30, 2016, respectively. As a percentage of revenue they were 10.7% for the three months ended June 30, 2017 and 9.9 % for the three months ended June 30, 2016.

General and administrative

General and administrative expense for the three months ended June 30, 2017 was $2.8 million as compared to $2.0 million for the three months ended June 30, 2016. This increase was primarily attributable to an increase in the reestablishment of the DOJ accrual, professional fees related to the multiple equity offerings and debt/equity exchanges that we successfully closed during the first half of 2017 and a more appropriate internal allocation of certain Research & Development Costs to General and Administrative.

Acquisition related amortization expense

During the three months ended June 30, 2017 and June 30, 2016, we recorded amortization expense of approximately $0.8 million and $1.0 million, respectively. This relates to the amortization for RedPath and Asuragen acquired intangible assets. The decrease relates to the impact of certain intangibles being fully written off in 2016, as a result the amortization expense is reduced going forward.

INTERPACE DIAGNOSTICS GROUP, INC.

Operating loss

There was an operating loss of $3.6 million for the three months ended June 30, 2017 and an operating loss during the three months ended June 30, 2016 of $2.9 million. The increase in the operating loss for the three months ended June 30, 2017 was primarily attributable to the increase in operating expenses discussed above.

Benefit for income taxes

We had an income tax benefit of approximately $0.3 million for the three months ended June 30, 2017. We had an income tax benefit of approximately $0.2 million for the three months ended June 30, 2016. The income tax benefit for both periods was primarily due to allocation of tax expense between continuing and discontinued operations.

(Loss)income from discontinued operations, net of tax

We had a loss from discontinued operations of $0.1 million for the three months ended June 30, 2017 and income from discontinued operations of $1.2 million for the three months ended June 30, 2016. The loss from discontinued operations for the quarter ended June 30, 2017 was primarily related to the allocation of income tax expense. The income from discontinued operations for the three months ended June 30, 2016 was primarily related to the gain on sale of $1.3 million related to the final working capital adjustment regarding the sale of CSO in December of 2015.

Condensed Consolidated Results of Continuing Operations for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016 (in thousands)

	Six Months Ended
	June 30,
	2017	2017	2016	2016

Revenue, net	$7,325	100.0%	$6,647	100.0%
Cost of revenue	3,651	49.8%	3,020	45.4%
Gross profit	3,674	50.2%	3,627	54.6%
Operating expenses:
Sales and marketing	2,691	36.7%	2,904	43.7%
Research and development	719	9.8%	680	10.2%
General and administrative	4,315	58.9%	4,797	72.2%
Acquisition related amortization expense	1,626	22.2%	1,939	29.2%
Change in fair value of contingent consideration	(5,776)	-78.9%	-	-
Total operating expenses	3,575	48.8%	10,320	155.3%

Operating income (loss)	99	1.4%	(6,693)	-100.7%
Interest expense	(469)	-6.4%	(1,062)	-16.0%
Loss on extinguishment of debt	(4,278)	-58.4%	-	0.0%
Other (loss) income, net	(44)	-0.6%	10	0.2%
Loss from continuing operations before tax	(4,692)	-64.1%	(7,745)	-116.5%
Benefit for income tax	(298)	-4.1%	(227)	-3.4%
Loss from continuing operations	(4,394)	-60.0%	(7,518)	-113.1%
Income from discontinued operations, net of tax	502	6.9%	398	6.0%
Net loss	$(3,892)	-53.1%	$(7,120)	-107.1%

INTERPACE DIAGNOSTICS GROUP, INC.

Revenue, net

Revenue, Net for the six months ended June 30, 2017 increased by $0.7 million, or 10.2%, to $7.3 million, compared to $6.6 million for the six months ended June 30, 2016. This increase was principally attributable to increased test and collection volume for our thyroid tests and the change from cash basis to accrual for ThyraMIR for Medicare and Medicare Advantage as disclosed in the footnotes to the financial statements.

Cost of revenue

Cost of Revenue for the six months ended June 30, 2017 increased by $631 or 20.9% as compared to the same period in 2016. The primary reason for the change was the increase in revenue and an increase in lab supplies expense of $0.3 million, and employee costs of $0.2 million. As a percentage of Revenue, Net, Cost of Revenue increased to 49.8% as compared to 45.4% in the comparable prior year period.

Gross profit

Gross Profit as a percentage of Revenue, Net decreased to 50.2% for the six months ended June 30, 2017 as compared to 54.6% for the six months ended June 30, 2016. This decrease was primarily a result of the increase in certain expenses discussed above.

Sales and marketing expense

Sales and Marketing Expense was $2.7 million for the six months ended June 30, 2017 and as a percentage of revenue was 36.7%. For the six months ended June 30, 2016, the sales and marketing expense was $2.9 million and 43.7% as a percentage of Revenue, Net. The decrease in Sales and Marketing Expense principally reflects a reduction in sales personnel and the consolidation of marketing activities and the decline as a percentage of revenue is also a function of the growth in revenues.

Research and development

Research and Development Costs totaled $0.7 million for the six months ended June 30, 2017 and as a percentage of revenue were 9.8%. For the six months ended June 30, 2016 the expense was $0.7 million and as a percentage of revenue was 10.2%. The decrease as a percentage of revenue was primarily due to increased revenues as well as certain costs that were internally reallocated to General and Administrative Costs.

General and administrative

General and administrative expense for the six months ended June 30, 2017 was $4.3 million as compared to $4.8 million for the six months ended June 30, 2016. This decrease was primarily attributable to reversal of severance accruals of $1.5 million partially offset by an increase in DOJ settlement expense of $0.8 million and certain additional costs that in prior years had been allocated to Research & Development Costs.

Acquisition related amortization expense

During the six months ended June 30, 2017 and June 30, 2016, we recorded amortization expense of approximately $1.6 million and $1.9 million, respectively related to the amortization for RedPath and Asuragen acquired intangible assets. The decrease relates to the impact of certain intangibles being fully written off in 2016, as a result the amortization expense is reduced going forward.

Change in fair value of contingent consideration

During the six months ended June 30, 2017, there was a $5.8 million reduction in contingent consideration liability related to amounts associated with future royalty payments for the assets acquired from Redpath. See Note 5 to the Consolidated Financial Statements for more details.

INTERPACE DIAGNOSTICS GROUP, INC.

Operating income (loss)

There was operating income from continuing operations of $0.1 million for the six months ended June 30, 2017 and an operating loss during the six months ended June 30, 2016 of $6.7 million. The increase in operating income for the six months ended June 30, 2017 was primarily attributable to the reversal of our Redpath contingent consideration liability of $5.8 million. Without the reversal of contingent consideration, the operating income from continuing operations for the six months ended June 30, 2017 would have been an operating loss of $5.7 million compared to the $6.7 million operating loss in 2016.

Benefit for income taxes

We had an income tax benefit of approximately $0.3 million for the six months ended June 30, 2017. We had an income tax benefit of approximately $0.2 million for the six months ended June 30, 2016. The income tax benefit for both periods was primarily due to allocation of tax expense between continuing and discontinued operations.

Income from discontinued operations, net of tax

We had income from discontinued operations of $0.5 million for the six months ended June 30, 2017 and income from discontinued operations of $0.4 million for the six months ended June 30, 2016. The income from discontinued operations for the six months ended June 30, 2017 was primarily related to reversals of severance accruals and for 2016 it was primarily related to the gain on sale of $1.3 million related to the final working capital adjustment regarding the sale of CSO in December of 2015.

INTERPACE DIAGNOSTICS GROUP, INC.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2017, we had operating income of $0.1 million. As of June 30, 2017, we had cash and cash equivalents of $14.3 million and current liabilities of $10.9 million.

It is anticipated that we may require additional capital to fund our operations in the future. There is no guarantee that additional capital can be raised to fund our operations in 2017 and beyond. We intend to meet our capital needs by driving revenue growth, containing costs as well as exploring other options.

We completed four public offerings and a private placement of warrants from January 6, 2017 through June 2017, which resulted in aggregate gross proceeds to us of approximately $25.9 million. See “Recent Equity Financings”.

See Note 2 to the Interim Financial Statements for a discussion of the RedPath Note.

On September 28, 2016, the Company and its wholly owned direct and indirect subsidiaries, Interpace LLC and Interpace Diagnostics Corporation, entered into the Credit Agreement with SCM Specialty Finance Opportunities Fund, L.P., or the Lender. Pursuant to and subject to the terms of the Credit Agreement, the Lender agreed to provide a revolving loan, or the Loan, to us in the maximum principal amount of $1.2 million. The maturity date of the Loan is September 28, 2018. The Loan bears interest at an annual rate equal to the Prime Rate (as defined in the Credit Agreement) plus 2.75%, payable in cash monthly in arrears. The interest rate will be increased by 5.0% in the event of a default under the Credit Agreement. We have not yet drawn down on the credit facility. As of June 30, 2017, the Company is seeking to renegotiate the terms of the Credit Agreement and had not borrowed any funds under the Credit Agreement.

During the six months ended June 30, 2017, net cash used in operating activities was $8.6 million, of which $7.7 million was used in continuing operations and $0.9 million was used in discontinued operations.  The main component of cash used in operating activities during the six months ended June 30, 2017 was a net loss of $3.9 million, a decrease in accrued payroll of $1.5 million and accounts payable of $1.4 million related to past due obligations from the prior year. During the six months ended June 30, 2016, net cash used in operating activities was $5.3 million, of which $4.4 million was used in continuing operations and $0.9 million was used in discontinued operations.  The main component of cash used in operating activities during the six months ended June 30, 2016 was our loss from continuing operations of $7.6 million.

There was no net cash from investing activities for either period.

For the six months ended June 30, 2017, there was net cash provided from financing activities of $22.2 million, which resulted from the issuance of common stock in our four direct offerings completed in the first six months of 2017. For the six months ended June 30, 2016, there was no cash provided from financing activities.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2017 as a result of material weaknesses. Specifically, as of June 30, 2017, the following material weaknesses existed:

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

INTERPACE DIAGNOSTICS GROUP, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

“Item 3- Legal Proceedings” of our most recent Annual Report on Form 10-K filed on June 30, 2017 includes a discussion of our legal proceedings, as does Note 6 to the accompanying condensed consolidated financial statements. There have been no material changes, except as disclosed below, to the legal proceedings disclosed within our 2016 Form 10-K, as supplemented and amended within our quarterly report on Form 10-Q for the quarter ended March 31, 2017.

Brookwood MC Investors, LLC & MCII v, PDI, Inc.

On March 30, 2017, we received a tenancy summons and verified complaint for nonpayment of our Parsippany, New Jersey office rent. The complaint alleged amounts owing of $203,734 covering unpaid base rent of $54,075 from January through March 2017, as well as late charges, attorney’s fees, and the redeposit of a security deposit of $136,975. The plaintiff landlord sought a judgement for possession of the premises. A hearing in the Superior Court of New Jersey, Morris County-Special Civil part, took place on April 21, 2017. We subsequently entered into a settlement agreement with the plaintiff landlord on May 9, 2017 whereas the landlord applied the security deposit against the unpaid rent and we agreed to a payment plan of $25,000 per month beginning in April 2017 and continuing through September 2017 when the balance of amounts due are payable in full for the remainder of its lease which expires June 30, 2017. The first payment was made on April 28, 2017. We entered into a new lease on May 24, 2017, and the amount of the final payment due September 30, 2017 will be reduced through application of the tenant credit provided for in the new lease agreement.

Prolias Technologies, Inc. v. PDI, Inc.

On February 16, 2017, the Company refiled its application for final judgment, and on March 9, 2017, the Superior Court of New Jersey entered a final judgment in the Company’s favor against Prolias for the sum of $636,053 plus ten percent interest continuing to accrue on the principal balance of $500,000 (per diem $136.99) unless and until paid. Final judgment was also entered in the Company’s favor, and against Prolias, declaring Prolias is deemed to have executed and delivered to the Company a promissory note in the amount of $1,000,000 and Prolias is obligated to repay the Company the principal amount and all interest in accordance with the terms of the promissory note and Article 10.2(a) of the Collaboration Agreement by and between Prolias and the Company. On April 30, 2017, the final judgment against Prolias was recorded as a statewide lien. No assurance can be given that the Company will be able to recover on the judgment against Prolias.

Item 1A. Risk Factors.

Not applicable as we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 21, 2017, we issued to Maxim 500,000 warrants to purchase our common stock at a price of $1.32 per share. Such issuance was compensation for our June 21, 2017 public offering and was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

On July 31, 2017, we issued to Maxim 35,000 warrants to purchase our common stock at a price of $1.32 per share. Such issuance was compensation for our July 31, 2017 public offering and was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

1.1 *	Underwriting Agreement, dated as of June 16, 2017, by and between Interpace Diagnostics Group, Inc. and Maxim Group LLC, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.

4.1 *	Form of Senior Secured Convertible Note, dated April 18, 2017, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2017.

4.2*	Warrant Agency Agreement, dated as of June 21, 2017, by and between Interpace Diagnostics Group, Inc. and American Stock Transfer & Trust Company, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.

4.3*	Form of Underwriting Warrant, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.

4.4 *	Form of Pre-Funded Warrant, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.

4.5 *	Form of Base Warrant, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.

10.1 *	Waiver Agreement, dated as of March 31, 2017, by and between Interpace Diagnostics Group, Inc. and the holder (the “Holder”) of the Company’s Senior Secured Convertible Note, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on April 3, 2017.

10.2 *	Form of Amendment and Exchange Agreement, dated April 18, 2017, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2017.

10.3*	First Amendment of Lease, dated May 24, 2017, by and among Brookwood MC Investors, LLC, Brookwood MC II, LLC and Interpace Diagnostics Group, Inc., incorporated by reference to the designated exhibit of the Company’s S-1/A, filed with the SEC on June 13, 2017.

10.4*

Lease Agreement, dated March 31, 2017, by and between Saddle Lane Realty, LLC and Interpace Diagnostics Group, Inc., incorporated by reference to the designated exhibit of the Company’s S-1/A, filed with the SEC on June 13, 2017.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

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

Date: August 10, 2017	Interpace Diagnostics Group, Inc.
(Registrant)

/s/ Jack E. Stover
Jack E. Stover
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James Early
James Early
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

