Form 10-Q
period 2017-09-30
Interpace Diagnostics Group, Inc.
filed 2017-11-13
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

(855) 776-6419

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding November 3, 2017
Common stock, $0.01 par value	26,849,025

INTERPACE DIAGNOSTICS GROUP, INC.

FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$11,703	$602
Accounts receivable, net	2,803	2,209
Other current assets	1,267	1,415
Current assets from discontinued operations	-	14
Total current assets	15,773	4,240
Property and equipment, net	668	929
Other intangible assets, net	33,919	36,358
Other long-term assets	31	251
Total assets	$50,391	$41,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$704	$2,326
Accrued salary and bonus	984	3,551
Other accrued expenses	5,331	6,236
Current liabilities from discontinued operations	1,283	4,128
Total current liabilities	8,302	16,241
Contingent consideration	1,157	7,254
Long-term debt, net of debt discount	-	7,908
Other long-term liabilities	4,554	3,844
Total liabilities	14,013	35,247

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 22,975,754 and 2,230,506 shares issued, respectively; 22,911,404 and 2,176,252 shares outstanding, respectively	230	22
Additional paid-in capital	164,611	127,736
Accumulated deficit	(126,792)	(119,584)
Accumulated other comprehensive income	-	-
Treasury stock, at cost (64,350 and 54,254 shares, respectively)	(1,671)	(1,643)
Total stockholders’ equity	36,378	6,531
Total liabilities and stockholders’ equity	$50,391	$41,778

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue, net	$4,202	$3,316	$11,527	$9,963
Cost of revenue (excluding amortization of $813 and $970 for the three months and $2,439 and $2,909 for the nine months, respectively)	2,069	1,846	5,719	4,866
Gross profit	2,133	1,470	5,808	5,097
Operating expenses:
Sales and marketing	1,816	1,282	4,507	4,186
Research and development	483	659	1,202	1,339
General and administrative	2,116	2,858	6,431	7,655
Acquisition related amortization expense	813	970	2,439	2,909
Asset impairment	-	3,363	-	3,363
Change in fair value of contingent consideration	-	(1,174)	(5,776)	(1,174)
Total operating expenses	5,228	7,958	8,803	18,278

Operating loss	(3,095)	(6,488)	(2,995)	(13,181)
Interest expense	(40)	(539)	(433)	(1,601)
Loss on extinguishment of debt	-	-	(4,278)	-
Other (loss) income, net	(294)	4	(414)	14
Loss from continuing operations before tax	(3,429)	(7,023)	(8,120)	(14,768)
(Benefit) provision for income taxes	(42)	173	(340)	(54)
Loss from continuing operations	(3,387)	(7,196)	(7,780)	(14,714)
Income (loss) from discontinued operations, net of tax	71	(297)	572	101
Net loss	$(3,316)	$(7,493)	$(7,208)	$(14,613)

Net Loss and Comprehensive Loss	$(3,316)	$(7,493)	$(7,208)	$(14,613)

Basic and Diluted (loss) income per share of common stock:
From continuing operations	$(0.15)	$(3.96)	$(0.65)	$(8.16)
From discontinued operations	0.00	(0.16)	0.05	0.06
Net loss per basic and diluted share of common stock	$(0.15)	$(4.13)	$(0.60)	$(8.10)

Weighted average number of common shares and common share equivalents outstanding:
Basic	22,028	1,816	12,022	1,803
Diluted	22,028	1,816	12,022	1,803

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	For The Nine Months Ended
	September 30, 2017
	Shares	Amount
Common stock:
Balance at January 1	2,230	$22
Common stock issued	34	1
Common stock issued through offerings	13,568	135
Shares issued in debt exchange	3,795	38
Exercise of warrants	3,348	34
Balance at September 30	22,975	230
Treasury stock:
Balance at January 1	54	(1,643)
Treasury stock purchased	10	(28)
Balance at September 30	64	(1,671)
Additional paid-in capital:
Balance at January 1		127,736
Common stock issued through offerings, net of expenses		13,984
Issuance of warrants		7,553
Shares issued in debt exchange		11,605
Exercise of warrants		3,256
Stock-based compensation expense		477
Balance at September 30		164,611
Accumulated deficit:
Balance at January 1		(119,584)
Net loss		(7,208)
Balance at September 30		(126,792)

Total stockholders’ equity		$36,378

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2017	2016

Cash Flows Used in Operating Activities
Net loss	$(7,208)	$(14,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,813	3,490
Realignment accrual accretion	-	29
Interest accretion	312	1,601
Provision for bad debt	(6)	482
Mark to market on warrants	401	-
Amortization of debt issuance costs	117	-
Mark to market on derivatives	61	-
Loss on extinguishment of debt	4,278	-
Reversal of severance accrual	(2,034)	-
Non-employee share-based payment	216	-
Stock-based compensation	477	109
Asset impairment	-	3,363
Change in fair value of contingent consideration	(5,776)	(1,174)
Other gains and expenses, net	-	(4)
Other changes in assets and liabilities:
(Increase) decrease in accounts receivable	(588)	4,639
Decrease in unbilled receivable	-	16
Decrease in other current assets	162	1,272
Decrease in other long-term assets	220	754
Decrease in accounts payable	(2,208)	(761)
Decrease in unearned contract revenue	-	(11)
Decrease in accrued salaries and bonus	(1,805)	(685)
Decrease in accrued liabilities	(2,210)	(4,561)
Decrease in long-term liabilities	(106)	(563)
Net cash used in operating activities	(12,884)	(6,617)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(29)	-
Net cash used in investing activities	(29)	-

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	24,042	-
Cash paid for repurchase of restricted shares	(28)	-
Net cash provided by financing activities	24,014	-

Net increase (decrease) in cash and cash equivalents	11,101	(6,617)
Cash and cash equivalents – beginning	602	8,310
Cash and cash equivalents – ending	$11,703	$1,693
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes (the “Interim Financial Statements”) should be read in conjunction with the consolidated financial statements of Interpace Diagnostics Group, Inc. (the “Company” or “Interpace”), and its wholly-owned subsidiaries, Interpace Diagnostics Corporation, Interpace Diagnostics Lab, Inc. and Interpace Diagnostics, LLC, and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2017, as amended on April 28, 2017. Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly-owned subsidiaries: Group DCA, LLC (“Group DCA”); InServe Support Solutions (“Pharmakon”); and TVG, Inc. (“TVG”, dissolved December 31, 2014) and its Commercial Services Organization (“CSO”) business unit which was sold on December 22, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations, cash flows and comprehensive income for the three and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2.	LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2017, the Company had cash and cash equivalents of $11.7 million, net accounts receivable of $2.8 million, total current assets of $15.8 million and total current liabilities of $8.3 million. For the nine months ended September 30, 2017, the Company had a net loss of $7.2 million and cash used in operating activities was $12.9 million.

During the nine months ended September 30, 2017, the Company closed on four equity offerings raising gross proceeds of $27.9 million. The details are as follows:

●	On January 6, 2017, the Company completed a registered direct public offering (the “Second Registered Direct Offering”), to sell 630,000 shares of its common stock at a price of $6.81 per share to certain institutional investors, which resulted in gross proceeds to the Company of approximately $4.2 million.

●	On January 25, 2017, the Company completed a registered direct public offering (the “Third Registered Direct Offering”), to sell 855,000 shares of its common stock and a concurrent private placement of warrants to purchase 855,000 shares of its common stock (the “Concurrent Warrants”), to the same investors participating in the Third Registered Direct Offering, (or the “Private Placement”). The Concurrent Warrants and the shares of its common stock issuable upon the exercise of the Concurrent Warrants were not registered under the Securities Act and were sold pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The shares of common stock sold in the Third Registered Direct Offering and the Concurrent Warrants issued in the concurrent Private Placement were issued separately but sold together at a combined purchase price of $4.69 per share of common stock and accompanying Concurrent Warrant. The 855,000 unregistered Concurrent Warrants also have an exercise price of $4.69 and have a five-year term. The Third Registered Direct Offering and the Private Placement together resulted in gross proceeds to the Company of approximately $4.0 million. The Company used approximately $1.0 million of the proceeds to satisfy the severance obligations due to five former senior executives.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

(unaudited)

●	On February 8, 2017, the Company completed an underwritten, confidentially marketed public offering (“CMPO”), to sell 1,200,000 shares of its common stock at a price of $3.00 per share. In addition, the Company granted the underwriters an option to purchase up to an additional 9% of the total number of shares of common stock sold by the Company in the CMPO, solely for the purpose of covering over-allotments, if any. The underwriters exercised the over-allotment option in full. The CMPO resulted in gross proceeds to the Company of approximately $3.9 million, including the over-allotment.

●	On June 21, 2017, pursuant to its S-1 filing of its preliminary prospectus to register shares on May 22, 2017, as amended thereafter, the Company completed a public offering (the “Offering”) for 9,900,000 shares of common stock together with an equal number of common warrants (the “Base Warrants”), to purchase shares of its common stock (and the shares of common stock that are issuable from time to time upon exercise of the common warrants) for $1.10 per share. Each Base Warrant upon exercise at a price of $1.25 will result in the issuance of one share of common stock to the holder. A public trading market for the Base Warrants was established on July 5, 2017 on the OTC market under the trading symbol IDGGW. As part of the Offering, which closed on June 21, 2017, the related underwriters purchased the full over-allotment of 1,875,000 Base Warrants available to them for the specified $.01 per warrant. 2,600,000 of Pre-Funded Warrants were also sold at the specified $1.09 per warrant. The combined gross proceeds of the Offering totaled $13.7 million with approximately $12.3 million of net funds available to the Company after deducting underwriting discounts and other stock issuance expenses. As of July 7, 2017 all of the 2,600,000 Pre-Funded Warrants were exercised for the $.01 per warrant exercise price and all 2,600,000 common shares related to the warrants have been issued. On July 31, the Company and the underwriters closed on the exercise of the underwriters’ over-allotment option to purchase an additional 875,000 shares of common stock at a price of $1.09 per share for gross proceeds of $0.960 million.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

(unaudited)

●	During September 2017 the Company received approximately $0.9 million from the exercise of 747,800 Base Warrants issued as part of the Offering.

Subsequent to September 2017 the Company received approximately $6.2 million from the exercise of Base Warrants issued as part of the Offering, as follows:

●	During October 2017 the Company received approximately $1.2 million from the exercise of approximately 925,000 Base Warrants.

●	On October 12, 2017 the Company entered into an agreement with certain holders of Base Warrants to exercise 4 million Base Warrants at the exercise price of $1.25 in exchange for 3.2 million additional private placement warrants with an exercise price of $1.80, resulting in gross proceeds to the Company of $5.0 million. The new warrants may not be exercised for six months from the issue date and expire in five and one-half years from their issuance date.

As part of our acquisition of RedPath Integrated Pathology, Inc., we issued a non-negotiable subordinated secured, non-interest bearing, promissory note, dated as of October 31, 2014, with an aggregate principal amount of $10.7 million outstanding (the “RedPath Note”). In December 2016 we repaid $1.33 million in principal of the RedPath Note resulting in an outstanding balance of $9.34 million. The RedPath Note was subsequently acquired by a single institutional investor (the “Investor”) for $8.87 million on March 22, 2017. Also on that date we and the Investor exchanged the RedPath Note for a senior secured convertible note in the aggregate principal amount of $5.32 million and a senior secured non-convertible note in the aggregate principal amount of $3.55 million. On April 18, 2017, we and the Investor exchanged the senior secured non-convertible note for $3.55 million of our senior secured convertible note. Between March 23, 2017 and April 18, 2017, the senior secured convertible notes were converted in full for 3,795,429 shares of our common stock. We no longer have any outstanding secured debt, and any security interests and liens related to our former secured debt have been fully settled.

The Company entered into a Credit Agreement with SCM Specialty Finance Opportunities Fund, L.P. (the “Credit Agreement”) on September 28, 2016 for $1.2 million. The Credit Agreement contains customary representations and warranties in favor of the Lender and certain covenants, including, among other things, financial covenants relating to loan turnover rates, liquidity and revenue targets. As of September 30, 2017 the Company is renegotiating terms of the Credit Agreement and has not borrowed any funds under the Credit Agreement.

While the Company has significantly increased its cash balance and has eliminated its long term indebtedness, the Company does not expect to generate positive cash flows from operations for the year ending December 31, 2017. The Company intends to meet its capital needs by revenue growth, containing costs, entering into strategic alliances as well as exploring other options, including the possibility of raising additional debt or equity capital as necessary. There is, however, no assurance the Company will be successful in meeting its capital requirements prior to becoming cash flow positive.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include best estimate of selling price in multiple element arrangements, valuation allowances related to deferred income taxes, self-insurance loss accruals, allowances for doubtful accounts and notes, income tax accruals, acquisition accounting, useful lives and impairments of long-lived assets and facilities realignment accruals. The Company periodically reviews these matters and reflects changes in estimates as appropriate. Actual results could materially differ from those estimates.

Revenue Recognition

Through the Company’s molecular diagnostics business, the Company aims to provide physicians and patients with diagnostic options for detecting genetic and other molecular alterations that are associated with gastrointestinal, endocrine and lung cancers, which are principally focused on early detection of patients at high risk of cancer. Customers in the Company’s molecular diagnostics business consist primarily of physicians, hospitals and clinics. Under current GAAP, we recognize revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement or contract exists; services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. The Company’s services are generally considered rendered upon completion of the test and review and release of the test results, at which time the Company bills the third-party payer or hospital. We recognize revenue on an accrual basis when we are able to make a reasonable estimate of reimbursement at the time delivery is complete. In the first period in which revenue is accrued for a particular payer or test, there generally is a one-time increase in revenue. Until we have contracts with payers or can reasonably estimate the amount that will ultimately be received, we recognize the related revenue on the cash basis. Because the timing and amount of cash payments received from payers as well as one-time increases in revenue from newly accrued payers are difficult to predict, we expect that our revenue may fluctuate significantly in any given quarter.

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

Specifically by test, PancraGEN® revenues have been recorded on the accrual basis in each of these categories since its acquisition in 2014. ThyGenX® has been recorded on an accrual basis since its Medicare approval in 2015 in two of the payer categories, Medicare and Medicare Advantage, and ThyraMIR®, a newer test, approved for Medicare in 2016, has been moved from cash basis to accrual basis in the same categories as ThyGenX, Medicare and Medicare Advantage in 2017, effective in the current quarter. As of September 30, 2017 there are no revenues for the Company’s lung assay called RespriDX™.

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

Accounts Receivable

The Company recognizes Accounts Receivable as revenue is accrued, based upon its criteria for revenue recognition. The Company also records an Allowance for Doubtful Accounts based on the collection history for its accrual basis payer. For non-paying roster accounts, balances are generally written off after twelve months. Medicare and Medicare Advantage accounts are currently written off after eighteen months to allow for the appeal process, which in some cases requires several appeals prior to collection.

Other Current Assets

Other current assets consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Indemnification assets	$875	$875
Other receivables	247	325
Other	145	215
	$1,267	$1,415

Long-Lived Assets, including Finite-Lived Intangible Assets

Finite-lived intangible assets are stated at cost less accumulated amortization. Amortization of finite-lived acquired intangible assets is recognized on a straight-line basis, using the estimated useful lives of the assets of approximately two years to nine years in acquisition related amortization expense in the condensed consolidated statements of comprehensive loss.

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

Basic and Diluted (Loss) Income per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted (loss) income per share for the three- and nine-month periods ended September 30, 2017 and 2016 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic weighted average number of common shares	22,028	1,816	12,022	1,803
Potential dilutive effect of stock-based awards	-	-	-	-
Diluted weighted average number of common shares	22,028	1,816	12,022	1,803

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on (loss) income per share for the following periods because they would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Options	1,496	-	1,496	-
Stock-settled stock appreciation rights (SARs)	84	103	84	103
Restricted stock and restricted stock units (RSUs)	68	115	68	115
Warrants	15,267	-	15,267	-
	16,915	218	16,915	218

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

(unaudited)

4.	OTHER INTANGIBLE ASSETS

The net carrying value of the identifiable intangible assets as of September 30, 2017 and December 31, 2016 are as follows:

		As of September 30, 2017	As of December 31, 2016
	Life	Carrying	Carrying
	(Years)	Value	Value
Diagnostic assets:
Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	18,351	18,351
Total		$43,011	$43,011
Diagnostic lab:
CLIA Lab	2.3	$609	$609

Accumulated Amortization		$(9,701)	$(7,262)

Net Carrying Value		$33,919	$36,358

Amortization expense was approximately $0.8 million and $1.0 million for the three-month periods ended September 30, 2017 and 2016, respectively, and approximately $2.4 million and $2.9 million for the nine-month periods ended September 30, 2017 and 2016, respectively. Amortization of our diagnostic assets begins upon launch of the product. Estimated amortization expense for the next five years is as follows, based on current assumptions of future product launches:

2017	2018	2019	2020	2021
$3,252	$3,252	$5,292	$5,292	$4,908

5.	FAIR VALUE MEASUREMENTS

The Company's financial assets and liabilities reflected at fair value in the condensed consolidated financial statements include: cash and cash equivalents; accounts receivable; other current assets; accounts payable; and contingent consideration. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods, including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based upon observable inputs used in the valuation techniques, the Company is required to provide information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values into three broad levels as follows:

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

(unaudited)

Level 1:	Valuations for assets and liabilities traded in active markets from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2:	Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.

Level 3:	Valuations which incorporate unobservable inputs that reflect management assumptions and projections in determining the fair value assigned to such assets or liabilities.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The valuation methodologies used for the Company’s financial assets and liabilities measured on a recurring basis at fair value, including the general classification of such instruments pursuant to the valuation hierarchy, is set forth in the tables below:

	As of September 30, 2017		Fair Value Measurements
	Carrying	Fair	As of September 30, 2017
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$11,703	$11,703	$11,703	$-	$-
	$11,703	$11,703	$11,703	$-	$-
Liabilities:
Contingent consideration:
Asuragen	$1,407	$1,407	$-	$-	$1,407
Other long-term liabilities:
Warrant liability	733	733	-	-	733
	$2,140	$2,140	$-	$-	$2,140

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

Cash and cash equivalents are valued using market prices in active markets (level 1). As of September 30, 2017, the Company did not have any marketable securities in less active markets (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

In connection with the acquisition of certain assets from Asuragen and the acquisition of RedPath, the Company recorded contingent consideration related to contingent payments and other revenue based payments. The Company determined the fair value of the contingent consideration based on a probability-weighted income approach derived from revenue estimates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. On March 22, 2017, the Company entered into a Termination Agreement with the RedPath Equityholder Representative. Under the terms of the Termination Agreement, the RedPath Equityholder Representative agreed to terminate all royalty and milestone rights under the contingent consideration agreement. As a result the Company reversed approximately $6.0 million in Redpath contingent consideration liabilities in the first quarter of 2017, of which $5.8 million was a reversal within operating expenses in the Condensed Consolidated Statement of Comprehensive Loss.

On March 23, 2017, in connection with the Company entering into the Exchange Agreement, related to the RedPath Note (See Note 2, Liquidity and Note 12, Long-Term Debt) with the Investor, an embedded conversion option derivative liability was recorded due to a certain embedded conversion feature. The embedded conversion option is considered a liability and valued using the Black-Scholes Option-Pricing Model, the inputs for which include exercise price of the conversion feature, market price of the underlying common shares, expected term, volatility based on the Company’s historical market price, and the risk-free rate corresponding to the expected term of the Exchange Agreement. Any changes to the estimated fair value of this liability were recorded in Interest Expense. Between March 23, 2017 and April 18, 2017, the Investor had fully converted all outstanding debt, and as a result there are no liabilities remaining subsequent to April 18, 2017.

On June 21, 2017, the Company closed on an Offering (See Note 2, Liquidity), issuing both Pre-Funded Warrants and Underwriters Warrants to purchase 2,600,000 shares and 575,000 shares of the Company’s common stock, respectively. Both the Pre-Funded and Underwriters Warrants include a cash settlement feature in the event of certain circumstances. Accordingly, both the Pre-Funded and Underwriters Warrants are classified as liabilities, and were fair valued using the Black Scholes Option-Pricing Model, the inputs for which include exercise price of the respective warrants, market price of the underlying common shares, expected term, volatility based on the Company’s historical market price, and the risk-free rate corresponding to the expected term of the Exchange Agreement. Changes to the fair value of the warrant liabilities were recorded to Other (loss) income, net. The Pre-Funded Warrants were fully exercised as of September 30, 2017 and therefore the Company has no remaining liability associated with those warrants.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

(unaudited)

A roll forward of the carrying value of the contingent consideration, embedded conversion option and warrant liabilities from December 31, 2016 to September 30, 2017 is as follows:

	December 31, 2016	Initial Liability	Payments	Accretion	Cancellation of Obligation/ Conversions Exercises	Mark to Market	September 30, 2017
Contingent consideration:
Asuragen	$1,545		$(260)	$122	$-	$-	$1,407
Redpath	5,969		-	-	(5,969)	-	-
Embedded conversion option	-	208	-	-	(269)	61	-
Pre-Funded Warrants	-	2,247	-	-	(2,337)	90	-
Underwriters Warrants	-	422	-	-	-	311	733
	$7,514	$2,877	$(260)	$122	$(8,575)	$462	$2,140

The Company’s non-financial instruments, which primarily consist of intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions.

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

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

(unaudited)

The Company routinely assesses its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. As of September 30, 2017, the Company's accrual for litigation and threatened litigation was not material to the condensed consolidated financial statements.

In connection with the October 31, 2014 acquisition of RedPath, the Company assumed a liability for the settlement agreement (the “Settlement Agreement”) entered into by the former owners of RedPath with the Department of Justice (“DOJ”). Under the terms of the Settlement Agreement, the Company is obligated to make payments to the DOJ for the calendar years ended December 31, 2014 through 2017, up to a cumulative maximum amount of $3.0 million.

Payments are due on March 31st following the calendar year in which the revenue milestones are achieved. In May 2017, the Company renegotiated payment terms with the DOJ related to a $0.5 million payment due associated with performance in fiscal 2016. The negotiations resulted in an agreement that the Company pay $83,335 on July 3, 2017, and $83,333 for the five remaining months of 2017. The Company made payments of approximately $0.3 million in the three months ended September 30, 2017. For the nine months ended September 30, 2017, the Company has accrued $0.5 million for the remainder of these payments and its estimate of the potential liability for 2017, based upon the terms of the Settlement Agreement.

Prolias Technologies, Inc. v. PDI, Inc.

On April 8, 2015, Prolias Technologies, Inc. (“Prolias”) filed a complaint (the “Complaint”) against the Company with the Superior Court of New Jersey (Morris County) (the “Court”) in a matter entitled Prolias Technologies, Inc. v. PDI, Inc. (Docket No. MRS-L-899-15). In the Complaint, Prolias alleged that it and the Company entered into an August 19, 2013 Collaboration Agreement and a First Amendment thereto (collectively, the “Agreement”) whereby Prolias and the Company agreed to work in good faith to commercialize a diagnostic test known as “Thymira.” After various motions on October 13, 2016, the Company filed an application to enter final judgment and taxing of costs against Prolias. The Company requested that the Court enter final judgment against Prolias and for the Company.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

(unaudited)

On March 9, 2017, the Court entered a final judgment in the Company’s favor against Prolias for the sum of $636,053 plus ten percent interest continuing to accrue on the principal balance of $500,000 (per diem $136.99) unless and until paid. Final judgment was also entered in the Company’s favor, and against Prolias, declaring Prolias is deemed to have executed and delivered to the Company a promissory note in the amount of $1,000,000 and Prolias is obligated to repay the Company the principal amount and all interest in accordance with the terms of the promissory note and Article 10.2(a) of the Collaboration Agreement by and between Prolias and the Company. On April 3, 2017, the final judgment against Prolias was recorded as a statewide lien. No assurance, however, can be given that the Company will ever be able to recover on the judgment against Prolias.

Severance

During the first quarter ended March 31, 2016 the Company recorded additional severance obligations as it continued to right-size the organization and wind down its CSO business. The Company recorded obligations of $1.1 million, $0.5 million of which was recorded in continuing operations.

The severance liability as of December 31, 2016 was approximately $3.1 million, of which $2.2 million is classified in continuing operations and $0.9 million is in discontinued operations. In January 2017, five former executives agreed to a settlement of their severance obligations agreeing to 35% of the total amount due them. These remaining obligations were paid out in February 2017 in payments totaling approximately $1.0 million. As a result of the settlement, the Company recorded a reversal of expense of approximately $2.0 million in the first quarter of 2017. Within continuing operations, $1.5 million of expense was reversed and was recorded in general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Loss and $0.5 million was recorded in discontinued operations. The Company has no severance obligations as of September 30, 2017.

Parsippany Lease

Our corporate headquarters are located in Parsippany, New Jersey where we had been leasing approximately 23,000 square feet on an operating lease scheduled to run through June 2017. On May 24, 2017 the Company entered into a new lease with its Parsippany landlord. The lease is for a space of approximately 5,900 square feet and is for a period of sixty-three months commencing July 1, 2017 at an initial monthly obligation of approximately $13,000 per month subject to annual increases of fifty cents per square foot. The initial year of the lease has a two-month rent abatement period. The lease has an early termination date of June 30, 2020 at the option of the Company, provided at least 12 months’ notice is given in advance.

Pittsburgh Lease

On September 26, 2017 the Company renewed its lease for its Pittsburgh laboratory for an additional three months. The lease is for 20,000 square feet of laboratory and office space and now ends on June 30, 2018. The lease obligation remains at $32,500 per month for the full term of the lease.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

(unaudited)

7.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

Other accrued expenses consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Accrued royalties	$931	$711
Indemnification liability	875	875
Contingent consideration	250	260
Rent payable	18	110
DOJ settlement	542	80
Accrued professional fees	687	1,746
Taxes payable	389	526
Unclaimed property	565	565
Directors' Fees	41	40
Research related liabilities	388	496
All others	1,074	1,363
	$5,331	$6,236

Other long-term liabilities consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Uncertain tax positions	$3,733	$3,594
DOJ settlement (indemnified by RedPath)	-	250
Warrant liability	733	-
Other	88	-
	$4,554	$3,844

8.	STOCK-BASED COMPENSATION

Stock Incentive Plan

In 2015, the board of directors (the “Board”) and stockholders approved the Company’s Amended and Restated 2004 Stock Award and Incentive Plan, (or the “Amended and Restated Plan”). The Amended and Restated Plan authorized an additional 245,000 shares for new awards and also included the remaining shares available under the prior Amended and Restated Plan. On September 14, 2017, the Company stockholders approved an amendment to the Amended and Restated Plan to increase the maximum number of shares available for sale thereunder by 3,700,000 shares, of which 184,647 shares represented stockholders’ approval of contingent awards. Eligible participants under the Amended and Restated Plan include officers and other employees of the Company, members of the Board and outside consultants, as specified under the Amended and Restated Plan and designated by the Compensation and Management Development Committee of the Board (the “Compensation Committee”).  Unless earlier terminated by action of the Board, the Amended and Restated Plan will remain in effect until such time as no stock remains available for delivery under the Amended and Restated Plan and the Company has no further rights or obligations under the Amended and Restated Plan with respect to outstanding awards thereunder.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

(unaudited)

In March of 2017, the Company’s Chief Executive Officer, Chief Financial Officer and members of the Board were granted incentive stock options to purchase an aggregate of 172,077 shares of common stock with a weighted average exercise price of $2.13 per share (subject generally to the executive’s or board member’s, as applicable, continued service with the Company) which vest in equal monthly installments over a period of one year.

The following table provides the weighted average assumptions used in determining the fair value of the stock option awards granted during the nine month period ended September 30, 2017. There were no options granted during the nine month period ended September 30, 2016.

Nine Months Ended
September 30, 2017
Risk-free interest rate	1.85%
Expected life	4.93
Expected volatility	141.73%
Dividend yield	-

The Company recognized approximately $0.3 million and $0.02 million of stock-based compensation expense during the three month periods ended September 30, 2017 and 2016, respectively, and approximately $0.5 million and $0.1 million during the nine month periods ended September 30, 2017 and 2016, respectively.

In 2017, the Company inadvertently granted 184,647 share options to six employees in excess of the number available for grant under the Amended and Restated Plan. These grants were cancelled and replaced with the new awards that were contingent upon stockholder approval which was received in September 2017. The replacement option grants were made on May 10, 2017, with a strike price of $2.46 and will vest in equal monthly installments over one year subject generally to the continued service of the grantees.

In September 2017, subsequent to approval by shareholders, the Company granted 945,000 stock options to members of senior management. These options have an exercise price of a $1.45 and vest in equal monthly installments over one year. Also in September 2017, the Company granted 43,000 stock options to members of the Board of Directors with an exercise price of $1.48.

9.	INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes the income tax (benefit) provision on the loss from continuing operations and the effective tax rate for the three- and nine-month periods ended September 30, 2017 and 2016:

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(Benefit) provision for income tax	$(42)	$173	$(340)	$(54)
Effective income tax rate	1.2%	2.5%	4.2%	0.4%

Income tax (benefit) provision for the three- and nine-month periods ended September 30, 2017 and 2016 was primarily due to an allocation of tax expense between continuing and discontinued operations.

10.	SEGMENT INFORMATION

Since December 22, 2015, the Company reports its operations as one segment, molecular diagnostics. The Company’s reporting segment structure is reflective of the way the Company’s management views the business, makes operating decisions and assesses performance. This structure allows investors to better understand Company performance, better assess prospects for future cash flows, and make more informed decisions about the Company.

The Company’s molecular diagnostics business focuses on developing and commercializing molecular diagnostic tests, leveraging the latest technology and personalized medicine for better patient diagnosis and management. Through the Company’s molecular diagnostics business, the Company aims to provide physicians and patients with diagnostic options for detecting genetic and other molecular alterations that are associated with gastrointestinal, endocrine and lung cancers, which are principally focused on early detection of patients at high risk of cancer. Customers in the Company’s molecular diagnostics segment consist primarily of physicians, hospitals and clinics. The service offerings throughout the segment have similar long-term average gross margins, contract terms, types of customers and regulatory environments. They are promoted through one centrally managed marketing group and the chief operating decision maker views their results on a combined basis.

11.	DISCONTINUED OPERATIONS

The table below presents the significant components of CSO, Group DCA's, Pharmakon's and TVG’s results included within Income (Loss) from Discontinued Operations, Net of Tax in the condensed consolidated statements of comprehensive loss for the three- and nine-months ended September 30, 2017 and 2016.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

(unaudited)

	Three Months Ending September 30,		Nine Months Ending September 30,
	2017	2016	2017	2016
Revenue, net	$-	$-	$-	$1,644

Income (loss) from discontinued operations	167	(414)	1,081	(1,006)
Gain on sale of assets	-	-	-	1,326
Income (loss) from discontinued operations, before tax	167	(414)	1,081	320
Income tax expense (benefit)	96	(117)	509	219
Income (loss) from discontinued operations, net of tax	$71	$(297)	$572	$101

The assets and liabilities classified as discontinued operations relate to the CSO, Group DCA, and TVG businesses and their composition are in the accompanying balance sheets as follows:

	September 30, 2017			December 31, 2016
	CSO	DCA/TVG	Total	CSO	DCA/TVG	Total
Other	$-	$-	$-	$-	$14	$14
Current assets from discontinued operations	-	-	-	-	14	14
Total assets	$-	$-	$-	$-	$14	$14

Accounts payable	$304	$-	$304	$890	$-	$890
Accrued salary and bonus	-	-	-	1,272	-	1,272
Other	979	-	979	1,966	-	1,966
Current liabilities from discontinued operations	1,283	-	1,283	4,128	-	4,128
Total liabilities	$1,283	$-	$1,283	$4,128	$-	$4,128

12.	LONG-TERM DEBT

On October 31, 2014, the Company and its subsidiary, Interpace LLC, entered into an agreement to acquire RedPath (the “Transaction”). In connection with the Transaction, the Company entered into a note payable (the “RedPath Note”) requiring eight equal consecutive quarterly installments beginning October 1, 2016.

The obligations of the Company under the RedPath Note were guaranteed by the Company and its subsidiaries pursuant to a Guarantee and Collateral Agreement (the “Subordinated Guarantee”) in favor of the RedPath Equityholder Representative. Pursuant to the Subordinated Guarantee, the Company and its subsidiaries also granted a security interest in substantially all of their assets, including intellectual property, to secure their obligations to the RedPath Equityholder Representative. Based on the Company’s incremental borrowing rate under its Credit Agreement, the fair value of the RedPath Note at the date of issuance was $7.5 million. During the three months ended September 30, 2017 and 2016, the Company accreted zero and approximately $0.2 million in interest expense, respectively. During the nine months ended September 30, 2017 and 2016, the Company accreted approximately $0.2 million and $0.6 million into interest expense, respectively. At December 31, 2016, the fair value balance of the $9.3 million RedPath Note was approximately $7.9 million and the unamortized discount was $1.4 million. As of June 30, 2017, the Note was fully converted into the Company’s common stock (see below).

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

(unaudited)

Debt Exchange for RedPath Note

On December 23, 2016 we repaid $1.33 million in principal of the RedPath Note resulting in an outstanding balance of $9.34 million. The balance of the RedPath Note was subsequently acquired by the Investor, for $8.87 million on March 22, 2017. Also on that date we and the Investor exchanged the RedPath Note for a senior secured convertible note (the “Exchanged Convertible Note”) in the aggregate principal amount of $5.32 million and a senior secured non-convertible note in the aggregate principal amount of $3.55 million. On April 18, 2017, we and the Investor exchanged the senior secured non-convertible note for $3.55 million of our senior secured convertible note (the “Senior Secured Convertible Note”). Between March 23, 2017 and April 18, 2017, the senior secured convertible notes were converted in full for 3,795,429 shares of our common stock. We no longer have any outstanding secured debt, and any security interests and liens related to our former secured debt have been fully released.

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

In connection with the Exchanged Convertible Note and the Senior Secured Convertible Note, the Company determined there to be an embedded conversion option feature. Accordingly, the embedded conversion option contained in the Exchange Convertible Note was accounted for as a derivative liability at the date of issuance, and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivative was determined using the Black-Scholes Option Pricing Model. On the initial measurement date, the fair value of the embedded conversion option derivative of $208,427 was recorded as a derivative liability and was allocated as a debt discount to the Exchanged Convertible Note. At each conversion date, subsequent to the issuance of the Exchanged Convertible Note, the embedded conversion option derivative liability would be revalued, with any changes to its fair value being recorded to earnings. At March 31, 2017, the Company also revalued the embedded conversion option derivative liability resulting in a loss from the change in fair value, and accordingly. In connection with these revaluations, the Company recorded derivative losses of zero and approximately $0.1 million for the three and nine-month periods ended September 30, 2017. The value of the derivative liability as of September 30, 2017 was zero. The Company incurred $0.5 million of debt issuance costs, for investment banking, legal and placement fee services in connection with the Exchange Agreement. These costs were treated as a debt discount and amortized to interest expense over the term of the Exchanged Notes. In connection with the conversion of the Senior Secured Convertible Note on April 18, 2017, the Company recorded a loss of $2.3 million.

INTERPACE DIAGNOSTICS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular information in thousands, except per share amounts)
(unaudited)

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table represents cash flows used in the Company’s discontinued operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016
Net cash used in operating activities of discontinued operations	$(2,259)	$(1,486)

Net cash used in investing activities of discontinued operations	$-	$-

Supplemental Disclosures of Non Cash Financing Activities
(in thousands)

	Nine Months Ended
	September 30,
	2017	2016

Write-off of the RedPath Note	$(8,098)	$-
Issuance of the Exchange Notes	$11,375	$-
Non-cash equity conversion costs	$(173)	$-
Debt issuance costs	$(511)	$-
Warrants issued through Termination Agreement (See Note 14, Equity)	$193	$-
Shares issued in debt exchange	$11,643	$-
Professional fees paid by a third party	$685	$-

14.	EQUITY

Public Equity Offerings

During the nine months ended September 30, 2017, the Company closed on four separate equity offerings raising gross proceeds of $27.9 million. The details are as follows:

●	On January 6, 2017, the Company completed the Second Registered Direct Offering to sell 630,000 shares of its common stock at a price of $6.81 per share to certain institutional investors, which resulted in gross proceeds to the Company of approximately $4.2 million.

●	On January 25, 2017, the Company completed the Third Registered Direct Offering to sell 855,000 shares of its common stock and a concurrent private placement of warrants to purchase 855,000 shares of its common stock, or the Warrants, to the same investors participating in the Third Registered Direct Offering. The Warrants and the shares of the Company’s common stock issuable upon the exercise of the Warrants were not registered under the Securities Act and were sold pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The shares of common stock sold in the Third Registered Direct Offering and the Warrants issued in the concurrent Private Placement were issued separately but sold together at a combined purchase price of $4.69 per share of common stock and accompanying Warrant. The Third Registered Direct Offering and the Private Placement together resulted in gross proceeds to the Company of approximately $4 million. The Company also used approximately $1.0 million to satisfy the obligations due to five former senior executives. See Note 6, Commitments and Contingencies. The fair value of these warrants issued was determined using the Black-Scholes Option Pricing Model and amounted to $1.67 million. The warrants do not include any cash settlement provisions and accordingly are not liability classified. As a result, the Company is not required to revalue the warrants at each reporting date. The following table sets forth the assumptions used in the Black-Scholes Option Pricing Model to estimate the fair value of the warrants upon issuance:

INTERPACE DIAGNOSTICS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular information in thousands, except per share amounts)
(unaudited)

Market Price	$4.33
Exercise Price	$4.69
Risk-free interest rate	1.95%
Expected volatility	124.02%
Expected life in years	5.0
Expected dividend yield	0.00%

●	On February 8, 2017, the Company completed a CMPO to sell 1,200,000 shares of our common stock at a price of $3.00 per share. In addition, we granted the underwriters an option to purchase up to an additional 9% of the total number of shares of common stock sold by us in the CMPO, solely for the purpose of covering over-allotments, if any. The underwriters exercised the over-allotment option in full. The CMPO resulted in gross proceeds to us of approximately $3.9 million.

On March 22, 2017, the Company entered into a Termination Agreement with the RedPath Equityholder Representative. Under the terms of the Termination Agreement, RedPath Equityholder Representative agreed to terminate all royalty and milestone rights under the contingent consideration agreement. In exchange for terminating the royalty and milestone right of RedPath, the Company agreed to issue to the RedPath Equityholder Representative 5 year warrants to acquire an aggregate of 100,000 shares of the Company’s common stock at a fixed price of $4.69 per share. The fair value of the warrants issued was determined using the Black-Scholes Option Pricing Model and amounted to $0.19 million. The warrants do not include any cash settlement provisions and accordingly are not liability classified. As a result, the Company is not required to revalue the warrants at each reporting date. The following table sets forth the assumptions used in the Black-Scholes Option Pricing Model to estimate the fair value of the warrants upon issuance:

Market Price	$2.37
Exercise Price	$4.69
Risk-free interest rate	1.95%
Expected volatility	125.58%
Expected life in years	5.5
Expected dividend yield	0.00%

INTERPACE DIAGNOSTICS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular information in thousands, except per share amounts)
(unaudited)

As part of our acquisition of RedPath Integrated Pathology, Inc., we issued the RedPath Note. In December 2016 we repaid $1.33 million in principal of the RedPath Note resulting in an outstanding balance of $9.34 million. The RedPath Note was subsequently acquired by the Investor for $8.87 million on March 22, 2017. Also on that date we and the investor exchanged the RedPath Note for a senior secured convertible note in the aggregate principal amount of $5.32 million and a senior secured non-convertible note in the aggregate principal amount of $3.55 million. On April 18, 2017, we and the Investor exchanged the senior secured non-convertible note for $3.55 million of our senior secured convertible note. Between March 23, 2017 and April 18, 2017, the senior secured convertible notes were converted in full for 3,795,429 shares of our common stock. We no longer have any outstanding secured debt, and any security interests and liens related to our former secured debt have been or will be released and/or terminated upon the completion of applicable filings.

On June 16, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim as the representative of several underwriters (the “Underwriters”) named therein with respect to the issuance and sale of an aggregate of (i) 9,900,000 shares (“Firm Shares”) of the Company’s common stock, (ii) Base Warrants to purchase 12,500,000 shares of common stock at an exercise price equal to $1.25 per share, and (iii) Pre-Funded Warrants to purchase 2,600,000 shares of Common Stock at an exercise price equal to $0.01 per share in the Offering pursuant to the Underwriting Agreement. Each Firm Share and accompanying Base Warrant was sold for a combined effective price of $1.10, and each Pre-Funded Warrant and accompanying Base Warrant was sold for a combined effective price of $1.09. The Underwriters were entitled to receive an underwriting discount equal to 7.5% of the offer price of the aggregate number of Firm Shares and Pre-Funded Warrants sold in the Offering and Over-Allotment and reasonable out-of-pocket expenses of $0.1 million. The Company also granted the Underwriters a 45-day option to purchase up to an additional 1,875,000 Firm Shares and/or 1,875,000 Base Warrants to cover over-allotments, if any (the “Over-Allotment”). Additionally, the Company agreed to issue to the Underwriters warrants (the “Underwriter Warrant”) to purchase a number of Firm Shares of common stock equal to an aggregate of 4% of the total number of shares of Common Stock and Pre-Funded Warrants sold in the Offering.

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

INTERPACE DIAGNOSTICS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular information in thousands, except per share amounts)
(unaudited)

On June 21, 2017, the Company successfully closed its Offering, See Note 2, Liquidity. A public trading market for the Base Warrants was established on July 5, 2017 on the OTC market under the trading symbol IDGGW. As part of the offering the Underwriters purchased the full over-allotment of 1,875,000 Base Warrants available to them for the specified $.01 per warrant, which are not exercisable for six months after the Offering. The full 2,600,000 of Pre-Funded Warrants were also sold on at the price of $1.09 per warrant. The combined gross proceeds of the Offering totaled $13.7 million with approximately $12.3 million of net funds available to the Company after deducting underwriting discounts and other stock issuance expenses.

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

On July 5, 2017, the Company entered into an agreement for investor relations services. In consideration for these services, the Company paid $0.2 million in cash and agreed to issue a warrant expiring in August 2020, exercisable into 150,000 shares of Common Stock with an exercise price of $1.25.

INTERPACE DIAGNOSTICS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular information in thousands, except per share amounts)
(unaudited)

The warrant issuance is considered a share-based payment award issued to a nonemployee in exchange for services and falls within the scope of ASC 505-50. The fair value of the warrant was determined to be $0.2 million and was fully expensed during the quarter ended September 30, 2017.

The following table sets forth the assumptions used in the Black-Scholes Option Pricing Model to estimate the fair value of the share- based warrant upon issuance:

Market Price	$1.62
Exercise Price	$1.25
Risk-free interest rate	1.66%
Expected volatility	172.29%
Expected life in years	3.1
Expected dividend yield	0.00%

15.	WARRANTS

Warrants outstanding and warrant activity for the nine months ended September 30, 2017 are as follows:

Description	Classification	Exercise Price	Expiration Date	Balance December 31, 2016	Warrants Issued	Warrants Exercised	Warrants Cancelled/ Expired	Balance September 30, 2017

Pre-Funded Warrants, issued June 21, 2017	Liability	$0.01	None	-	2,600,000	(2,600,000)	-	-
Underwriters Warrants, issued June 21, 2017	Liability	$1.32	December 2022	-	575,000	-	(40,000)	535,000
Private Placement Warrants, issued January 25, 2017	Equity	$4.69	June 2022	-	855,000	-	-	855,000
RedPath Warrants, issued March 22, 2017	Equity	$4.69	September 2022	-	100,000	-	-	100,000
Base & Overallotment Warrants, issued June 21, 2017	Equity	$1.25	June 2022	-	14,375,000	(747,800)	-	13,627,200
Vendor Warrants, issued August 6, 2017	Equity	$1.25	August 2020	-	150,000	-	-	150,000

				-	18,655,000	(3,347,800)	(40,000)	15,267,200

16.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (”FASB”) issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting and reporting for employee share-based payment transactions. The pronouncement is effective for interim and annual periods beginning after December 31, 2016 with early adoption permitted. The adoption of the guidance in ASU No. 2016-09 in the first quarter of 2017 did not have a material impact on the Company’s consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular information in thousands, except per share amounts)
(unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which when effective will require organizations that lease assets to recognize assets and liabilities for the rights and obligations created by the leases on the balance sheet. A lessee will be required to recognize assets and liabilities for leases with terms that exceed twelve months. The standard will also require disclosures to help investors and financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The standard, including subsequently issued amendments, will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The key focus of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this key focus, there is a five-step approach outlined in the standard. Entities are permitted to apply the new standard under the full retrospective method, subject to certain practical expedients, or the modified retrospective method that requires the application of the guidance only to contracts that are uncompleted on the date of initial application. The Company will adopt the new revenue standard and subsequently issued amendments as of January 1, 2018 using the modified retrospective method.

The Company has formed an implementation team, which includes internal accounting resources and a third party consulting firm, to oversee the adoption of the new standard. The implementation team is performing a detailed review of the Company’s contracts and revenue streams to identify potential differences in accounting as a result of the new standard. The Company continues to assess the impact on its existing revenue accounting policies, newly required financial statement disclosures, and is executing on the project plan. The Company has not yet determined the impact from the adoption of the new standard on either its financial position or results of operations.

17.	OTHER SUBSEQUENT EVENTS

Warrant Exercise Agreement

On October 12, 2017, the Company entered into warrant exercise agreements (each a “Warrant Exercise Agreement”) with certain holders (collectively, the “Warrant Holders” and each, a “Warrant Holder”) of the Company’s warrants (the “Warrants”) issued in June 2017. Pursuant to the Warrant Exercise Agreement, the Warrant Holders agreed to exercise Warrants for an aggregate of 4,000,000 shares of common stock, at the Warrant exercise price of $1.25 per share. The Warrants were issued pursuant to that certain warrant agency agreement, dated as of June 21, 2017 (the “Warrant Agency Agreement”), by and between the Company and American Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”). In connection with the exercises, the Company agreed to issue additional warrants to the Warrant Holders for the number of shares of Common Stock that is equal to eighty percent (or 3,200,000 warrants) of the number of shares exercised by such Warrant Holder (the “Additional Warrant Shares”), at an exercise price of $1.80 per share.

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

●	our ability to profitably grow our business, including our ability to finance our business on acceptable terms and successfully compete in the market;

●	our ability to obtain broad adoption of and reimbursement for our molecular diagnostic tests in a changing reimbursement environment;

●	whether we are able to successfully utilize our operating experience to sell our molecular diagnostic tests;

●	our limited operating history as a molecular diagnostics company;

●	our dependence on a concentrated selection of payers for our molecular diagnostic tests;

●	the demand for our molecular diagnostic tests from physicians and patients;

●	our reliance on our internal sales forces for business expansion;

●	our dependence on third parties for the supply of some of the materials used in our molecular diagnostic tests;

●	our ability to scale our operations, testing capacity and processing technology;

●	our ability to continue to secure sufficient levels of reimbursement to continue to progress our business;

●	our ability to compete successfully with companies with greater financial resources;

●	our ability to obtain sufficient data and samples to cost effectively and timely perform sufficient clinical trials in order to support our current and future products;

INTERPACE DIAGNOSTICS GROUP, INC.

●	product liability claims against us;

●	patent infringement claims against us;

●	our involvement in current and future litigation against us;

●	the effect current and future laws, licensing requirements and regulation have on our business including the changing U.S. Food and Drug Administration, or the FDA, environment as it relates to molecular diagnostics;

●	the effect of potential adverse findings resulting from regulatory audits of our billing practices and the impact such results could have on our business;

●	our exposure to environmental liabilities as a result of our business;

●	the susceptibility of our information systems to security breaches, loss of data and other disruptions;

●	our ability to enter into effective electronic data interchange arrangements with our customers;

●	our billing practices and our ability to collect on claims for the sale of our molecular diagnostic tests;

●	our ability to attract and retain qualified sales representatives and other key employees and management personnel;

●	competition in the segment of the molecular diagnostics industry in which we operate or expect to operate;

●	our ability to obtain additional funds in order to implement our business models and strategies;

●	the results of any future impairment testing for other intangible assets;

●	our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such items on our revenues, profitability and ongoing business;

●	our compliance with our license agreements and our ability to protect and defend our intellectual property rights;

●	our ability to maintain our listing with The Nasdaq Capital Market;

●	the effect of material weaknesses in our disclosure controls and procedures and internal controls;

●	the effect of adverse weather conditions such as hurricanes on our business;

●	failure of third-party service providers to perform their obligations to us; and

●	the volatility of our stock price and fluctuations in our quarterly and annual revenues and earnings.

Please see Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended, as well as other documents we file with the SEC from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

INTERPACE DIAGNOSTICS GROUP, INC.

OVERVIEW

We are a fully integrated commercial company that provides clinically useful molecular diagnostic tests and pathology services. We develop and commercialize molecular diagnostic tests and related first line assays principally focused on early detection of patients at high risk of cancer and leverage the latest technology and personalized medicine for improved patient diagnosis and management. We currently have three commercialized molecular diagnostic assays in the marketplace for which we are reimbursed by Medicare and multiple private payers: PancraGEN®, a pancreatic cyst and pancreaticobiliary solid lesion molecular test that can aid in pancreatic cyst diagnosis and pancreatic cancer risk assessment utilizing our proprietary PathFinder platform; ThyGenX®, which assesses thyroid nodules for risk of malignancy; and ThyraMIR®, which assesses thyroid nodules for risk of malignancy utilizing a proprietary gene expression assay. We are also in the process of “soft launching” while we gather additional market data, BarreGEN®, an esophageal cancer risk classifier for Barrett’s Esophagus that utilizes our PathFinder platform and RespriDX™ for assessing metastatic versus primary lung cancer which was launched in September 2017. RespriDX™ differentiates the local recurrence of cancer versus new primary cancer formation. It compares the mutational fingerprint of two or more sites of lung cancer to determine whether the neoplastic deposits are representative of a recurrence of cancer or a new primary (independent) cancer.

Our mission is to provide personalized medicine through molecular diagnostics and innovation to advance patient care based on rigorous science. We are leveraging our Clinical Laboratory Improvement Amendments (“CLIA”) and College of American Pathologists (“CAP”), accredited laboratories to develop and commercialize our assays and products. We aim to provide physicians and patients with diagnostic options for detecting genetic and other molecular mutations that are associated with gastrointestinal and endocrine cancer. Our customers consist primarily of physicians, hospitals and clinics.

The global molecular diagnostics market is estimated to be $6.45 billion and is a segment within the approximately $60 billion in vitro diagnostics market. We believe that the molecular diagnostics market offers significant growth and strong patient value given the substantial opportunity it affords to lower healthcare costs by helping to reduce unnecessary surgeries and ensuring the appropriate frequency of monitoring. We are keenly focused on growing our test volumes, securing additional coverage and reimbursement, maintaining our current reimbursement and supporting revenue growth for our three commercialized innovative tests, introducing related first line product and service extensions, as well as expanding our business by developing and promoting synergistic products, like BarreGEN®, and RespriDX® in our market.

Additional Reimbursement Coverage During 2017

Reimbursement progress is key for any molecular diagnostic company. We were successful in expanding the reimbursement of our products in 2016 and that has continued into 2017. Specifically the most significant progress we have made regarding payers so far in 2017 is as follows:

INTERPACE DIAGNOSTICS GROUP, INC.

●	In April 2017, we announced that UnitedHealthcare, the largest health plan in the United States, has agreed to cover our ThyraMIR® test used in assessing indeterminate thyroid nodule fine needle aspirate (“FNA”) biopsies. The coverage is now in effect and is subject to members’ specific benefit plan design.

●	In June 2017, we announced that we signed a new national contract with Aetna for our ThyGenX ® and ThyraMIR® molecular tests for indeterminate thyroid nodules. The agreement covers many of Aetna’s products, including commercial and Medicare Advantage plans. The agreement is our first national provider contract with a national health plan and means that we will now be part of Aetna’s laboratory network for these services. The agreement went into effect August 15, 2017.

●	In July 2017, we announced that Cigna, one of the largest national health plans in the United States, has agreed to cover Interpace’s ThyGenX® test for Cigna’s 15 million members nationwide, with coverage effective immediately. Cigna’s coverage when combined with Aetna, UnitedHealthcare, Medicare and other payers brings the total number of covered lives for ThyGenX® to approximately 275 million patients nationwide.

●	In October 2017, we announced that Medicare reimbursement for our ThyGenX® molecular test for indeterminate thyroid nodules will increase by 40% starting January 1, 2018. Medicare represents approximately 40% of the Company’s volume for the ThyGenX test.

Recent Equity Financings

From January 6, 2017 through September 30, 2017, we completed four public offerings of common stock and a private placement of warrants, which resulted in aggregate gross proceeds to us of approximately $27.9 million. A description of the financings is as follows:

●	On January 6, 2017, we completed a registered direct public offering, or the Second Registered Direct Offering, to sell 630,000 shares of our common stock at a price of $6.81 per share to certain institutional investors. The Second Registered Direct Offering resulted in gross proceeds to us of approximately $4.2 million. We are using the net proceeds from the Second Registered Direct Offering for working capital, repayment of indebtedness and general corporate purposes. In addition, we granted each institutional investor who participated in the Second Registered Direct Offering the right, for a period of 15 months following January 6, 2017, or until April 6, 2018, to participate in any public or private offering by us of equity securities, subject to certain exceptions, up to such investor’s pro rata portion of 50% of the securities being offered.

●	On January 25, 2017, we completed a registered direct public offering, or the Third Registered Direct Offering, to sell 855,000 shares of our common stock and a concurrent private placement of warrants to purchase 855,000 shares of our common stock, or the Warrants, to the same investors participating in the Third Registered Direct Offering, (the “Private Placement”). The Warrants and the shares of our common stock issuable upon the exercise of the Warrants were not registered under the Securities Act and were sold pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The shares of common stock sold in the Third Registered Direct Offering and the Warrants issued in the concurrent Private Placement were issued separately but sold together at a combined purchase price of $4.69 per share of common stock and accompanying Warrant. The Third Registered Direct Offering and the Private Placement together resulted in gross proceeds to us of approximately $4 million. We are using the net proceeds from the Third Registered Direct Offering for working capital, repayment of indebtedness and general corporate purposes and also used approximately $1.0 million to satisfy the severance obligations due to five former senior executives.

●	On February 8, 2017, we completed an underwritten, confidentially marketed public offering, or the CMPO, to sell 1,200,000 shares of our common stock at a price of $3.00 per share. In addition, we granted the underwriters an option to purchase up to an additional 9% of the total number of shares of common stock sold by us in the CMPO, solely for the purpose of covering over-allotments, if any. The underwriters exercised the over-allotment option in full. The CMPO resulted in gross proceeds to us of approximately $3.9 million. We are using the proceeds from the CMPO for working capital, repayment of indebtedness and liabilities and for general corporate purposes.

INTERPACE DIAGNOSTICS GROUP, INC.

●	On June 21, 2017, pursuant to its S-1 filing of its preliminary prospectus to register shares on May 22, 2017, as amended thereafter, the Company completed a public offering for 9,900,000 shares of common stock together with an equal number of common warrants (the “Base Warrants”), to purchase shares of its common stock (and the shares of common stock that are issuable from time to time upon exercise of the common warrants) for $1.10 per share. Each Base Warrant upon exercise at a price of $1.25 will result in the issuance of one share of common stock to the holder. A public trading market for the Base Warrants was established on July 5, 2017 on the OTC market under the trading symbol IDGGW. As part of the offering (the “Offering”), which closed on June 21, 2017, the related underwriters purchased the full over-allotment of 1,875,000 Base Warrants available to them for the specified $.01 per warrant. 2,600,000 of Pre-Funded Warrants were also sold at the specified $1.09 per warrant. The combined gross proceeds of the Offering totaled $13.7 million with approximately $12.3 million of net funds available to the Company after deducting underwriting discounts and other stock issuance expenses. As of July 7, 2017 all of the 2,600,000 Pre-Funded Warrants were exercised for the $.01 per warrant exercise price and all 2,600,000 common shares related to the warrants have been issued. On July 31, the Company and the underwriters closed on the exercise of the underwriters’ over-allotment option to purchase an additional 875,000 shares of common stock at a price of $1.09 per share for gross proceeds of $0.960 million.

As of July 7, 2017 all of the 2,600,000 Pre-funded Warrants were exercised for the $.01 per warrant exercise price and all 2,600,000 common shares related to the warrants have been issued.

●	During September 2017 the Company received approximately $0.9 million from the exercise of 747,800 Base Warrants.

●	Additionally, On October 12, 2017, the Company”), entered into warrant exercise agreements (each a “Warrant Exercise Agreement”) with certain holders (collectively, the “Warrant Holders” and each, a “Warrant Holder”) of the Company’s warrants (the “Warrants”) issued in June 2017. The Warrants were issued pursuant to that certain warrant agency agreement, dated as of June 21, 2017 (the “Warrant Agency Agreement”), by and between the Company and American Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”). Pursuant to the Warrant Exercise Agreement, the Warrant Holders agreed to exercise Warrants for an aggregate of 4,000,000 shares of common stock, par value $0.01 per share in exchange for additional warrants to the Warrant Holders for the number of shares of Common Stock that is equal to eighty percent of the number of shares exercised by such Warrant Holder (the “Additional Warrant Shares”), at an exercise price of $1.80 per share. The Company received aggregate gross proceeds of $5,000,000 from the exercise of the Warrants, which will be used for general working capital purposes. The Warrants and Exercised Shares were registered pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-218140).

Recent Notices of NASDAQ Listing Compliance

●	On July 31, 2017, NASDAQ notified the Company that its common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by the Listing Rules of The Nasdaq Stock Market. On August 30, 2017 NASDAQ determined that the closing bid price of the Company’s common stock had been at $1.00 per share or greater for the 10 consecutive business days from August 15 to 28, 2017. Accordingly, NASDAQ has notified the Company that it had regained compliance with Listing Rule 5550(a)(2) and this matter is now closed.

INTERPACE DIAGNOSTICS GROUP, INC.

●	On October 6, 2016, NASDAQ notified the Company that it did not comply with the audit committee requirements for continued listing on The Nasdaq Capital Market set forth in Listing Rule 5605(c)(2) (the “Rule”). The Company was granted time to regain compliance until no later than its next annual meeting, which occurred on September 14, 2017. Based on the information regarding the appointment of Dr. Felice Schnoll-Sussman to the Company’s Board of Directors and audit committee, as detailed in our Form 8-K dated September 13, 2017, NASDAQ has notified the Company that it now complies with the Rule and this matter is now closed.

DESCRIPTION OF REPORTING SEGMENTS

We currently operate under one operating segment, which is our molecular diagnostic business. Until December 22, 2015 prior to the sale of the CSO business, we operated under two reporting segments: Commercial Services and Interpace Diagnostics. The CSO business is reported as discontinued operations in all periods presented.

Interpace Diagnostics

Under current GAAP, we recognize revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured.

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

Condensed Consolidated Results of Operations for the Quarter Ended September 30, 2017 Compared to the Quarter Ended September 30, 2016 (in thousands)

	Three Months Ended
	September 30,
	2017	2017	2016	2016

Revenue, net	$4,202	100.0%	$3,316	100.0%
Cost of revenue	2,069	49.2%	1,846	55.7%
Gross profit	2,133	50.8%	1,470	44.3%
Operating expenses:
Sales and marketing	1,816	43.2%	1,282	38.7%
Research and development	483	11.5%	659	19.9%
General and administrative	2,116	50.4%	2,858	86.2%
Acquisition related amortization expense	813	19.3%	970	29.3%
Asset impairment	-	0.0%	3,363	101.4%
Change in fair value of contingent consideration	-	0.0%	(1,174)
Total operating expenses	5,228	124.4%	8,803	265.5%

Operating loss	(3,095)	-73.7%	(6,488)	-195.7%
Interest expense	(40)	-1.0%	(539)	-16.3%
Other income (loss), net	(294)	-7.0%	4	0.1%
Loss from continuing operations before tax	(3,429)	-81.6%	(7,023)	-211.8%
Benefit for income tax	(42)	-1.0%	173	5.2%
Loss from continuing operations	(3,387)	-80.6%	(7,196)	-217.0%
Income (loss) from discontinued operations, net of tax	71	1.7%	(297)	-9.0%
Net loss	$(3,316)	-78.9%	$(7,493)	-226.0%

Revenue, net

Net revenue for the three months ended September 30, 2017 increased by $0.9 million, or 26.7%, to $4.2 million, compared to $3.3 million for the three months ended September 30, 2016. This increase was principally attributable to increased test and collection volume for our thyroid tests and the change from cash basis to accrual for ThyraMIR.

INTERPACE DIAGNOSTICS GROUP, INC.

Cost of revenue

Cost of revenue for the three months ended September 30, 2017 increased by $0.2 million, or 12.1%. This increase was primarily due to the increase in revenue discussed above. As a percentage of revenue cost of revenue decreased to 49.2% as compared to 55.7% in the comparable prior year period as the Company became more efficient in its manufacturing process and average reimbursement increased.

Gross profit

Consolidated gross profit for the three months ended September 30, 2017 increased $0.7 million, or 45.1%, to $2.1 million, compared to gross profit of $1.5 million for the three months ended September 30, 2016. This increase was primarily related to the increase in revenue and improved efficiencies in manufacturing processes as discussed above.

Sales and marketing expense

Sales and marketing expense was $1.8 million for the three months ended September 30, 2017 and as a percentage of revenue was 43.2%. For the three months ended September 30, 2016, sales and marketing expense was $1.3 million or 38.7% as a percentage of revenue. The increase in sales and marketing expense principally reflects a modest rebuilding of marketing and certain other costs that had been minimized in 2016 during cost reduction initiatives.

Research and development

Research and development expense reflects clinical and research costs for supplies, laboratory tests and evaluations, scientific and administrative staff involved in clinical research, statistical research and product development related to new tests, products and programs. These costs were approximately $0.5 million and $0.7 million for the three months ended September 30, 2017 and September 30, 2016, respectively. As a percentage of revenue they were 11.5% for the three months ended September 30, 2017 and 19.9 % for the three months ended September 30, 2016.

General and administrative

General and administrative expense for the three months ended September 30, 2017 was $2.1 million as compared to $2.9 million for the three months ended September 30, 2016. This decrease was primarily attributable to a decrease in bad debt expense of approximately $0.3 million and a non-recurring charge of approximately $0.3 million recorded in the three months ended September 30, 2016.

Acquisition related amortization expense

During the three months ended September 30, 2017 and September 30, 2016, we recorded amortization expense of approximately $0.8 million and $1.0 million, respectively. This relates to the amortization for RedPath and Asuragen acquired intangible assets. The decrease relates to the impact of certain intangibles being fully written off in 2016. See Asset impairment, below. As a result the amortization expense is reduced going forward.

INTERPACE DIAGNOSTICS GROUP, INC.

Asset impairment

During the three months ended September 30, 2016, we incurred an asset impairment charge of approximately $3.4 million for the write-off of a pancreas test and biobank-specimen assets associated with the acquisition of certain assets from Asuragen that were determined to have no future value .

Change in fair value of contingent consideration

During the three months ended September 30, 2016, there was a $1.2 million reduction in contingent consideration liability related to amounts associated with future royalty payments for the pancreas asset acquired from Asuragen.

Operating loss

There was an operating loss of $3.1 million for the three months ended September 30, 2017 and an operating loss during the three months ended September 30, 2016 of $6.5 million. The decrease in the operating loss for the three months ended September 30, 2017 was primarily attributable to the asset impairment charge of $3.4 million recorded in the three months ended September 30, 2016, as well as the increase in revenue and gross profit discussed above.

Benefit for income taxes

We had an income tax benefit of approximately $0.04 million for the three months ended September 30, 2017. We had income tax expense of approximately $0.2 million for the three months ended September 30, 2016. Both the income tax benefit for the three months ended September 30, 2017 and the income tax expense for the three months ended September 30, 2016 was primarily due to allocation of tax expense between continuing and discontinued operations.

Income (loss) from discontinued operations, net of tax

We had income from discontinued operations of $0.1 million for the three months ended September 30, 2017 and a loss from discontinued operations of $0.3 million for the three months ended September 30, 2016. The income from discontinued operations for the quarter ended September 30, 2017 was primarily related to the favorable settlement of outstanding obligations. The loss from discontinued operations for the quarter ended September 30, 2016 was primarily related to legacy costs associated with the CSO business.

Condensed Consolidated Results of Continuing Operations for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016 (in thousands)

INTERPACE DIAGNOSTICS GROUP, INC.

	Nine Months Ended
	September 30,
	2017	2017	2016	2016

Revenue, net	$11,527	100.0%	$9,963	100.0%
Cost of revenue	5,719	49.6%	4,866	48.8%
Gross profit	5,808	50.4%	5,097	51.2%
Operating expenses:
Sales and marketing	4,507	39.1%	4,186	42.0%
Research and development	1,202	10.4%	1,339	13.4%
General and administrative	6,431	55.8%	7,655	76.8%
Acquisition related amortization expense	2,439	21.2%	2,909	29.2%
Asset impairment	-	0.0%	3,363	33.8%
Change in fair value of contingent consideration	(5,776)	-50.1%	(1,174)	-11.8%
Total operating expenses	8,803	76.4%	18,278	183.5%

Operating loss	(2,995)	-26.0%	(13,181)	-132.3%
Interest expense	(433)	-3.8%	(1,601)	-16.1%
Loss on extinguishment of debt	(4,278)	-37.1%	-	0.0%
Other (loss) income, net	(414)	-3.6%	14	0.1%
Loss from continuing operations before tax	(8,120)	-70.4%	(14,768)	-148.2%
Benefit for income tax	(340)	-2.9%	(54)	-0.5%
Loss from continuing operations	(7,780)	-67.5%	(14,714)	-147.7%
Income from discontinued operations, net of tax	572	5.0%	101	1.0%
Net loss	$(7,208)	-62.5%	$(14,613)	-146.7%

Revenue, net

Net revenue for the nine months ended September 30, 2017 increased by $1.5 million, or 15.7%, to $11.5 million, compared to net revenue of $10.0 million for the nine months ended September 30, 2016. This increase was principally attributable to increased test and collection volume for our thyroid tests and the change from cash basis to accrual for ThyraMIR.

Cost of revenue

Cost of revenue for the nine months ended September 30, 2017 increased by $0.9 million or 17.5% as compared to the same period in 2016. The primary reason for the change was the increase in revenue and the corresponding increase in expenses. As a percentage of revenue, cost of revenue increased to 49.6% as compared to 48.8% in the comparable prior year period.

Gross profit

Gross profit as a percentage of revenue decreased slightly to 50.4% for the nine months ended September 30, 2017 as compared to 51.2% for the nine months ended September 30, 2016 due to an increase in lab supplies expense.

INTERPACE DIAGNOSTICS GROUP, INC.

Sales and marketing expense

Sales and marketing expense was $4.5 million for the nine months ended September 30, 2017 and as a percentage of net revenue was 39.1%. For the nine months ended September 30, 2016, sales and marketing expense was $4.2 million or 42.0% as a percentage of net revenue. The increase in sales and marketing expense principally reflects an increase in employee costs and the decline as a percentage of net revenue is a function of the growth in revenues.

Research and development

Research and development costs totaled $1.2 million for the nine months ended September 30, 2017 and as a percentage of net revenue they were 10.4%. For the nine months ended September 30, 2016 the expense was $1.3 million and as a percentage of net revenue was 13.4%. The decrease as a percentage of net revenue was primarily due to increased revenues.

General and administrative

General and administrative expense for the nine months ended September 30, 2017 was $6.4 million as compared to $7.7 million for the nine months ended September 30, 2016. This decrease was primarily attributable to a reduction in severance expense of $2.0 million due to the settlement of severance obligations with former executives in the first quarter of 2017. This decrease was partially offset by the expense associated with our DOJ settlement of $0.9 million, $0.5 million pertains to 2016 and $0.4 million pertains to a potential 2017 liability.

Acquisition related amortization expense

During the nine months ended September 30, 2017 and September 30, 2016, we recorded amortization expense of approximately $2.4 million and $2.9 million, respectively related to the amortization for RedPath and Asuragen acquired intangible assets. The decrease relates to the impact of certain intangibles being fully written off in 2016. See Asset impairment, below. As a result the amortization expense is reduced going forward.

Asset impairment

During the nine months ended September 30, 2016, we incurred an asset impairment charge of approximately $3.4 million for the write-off of a pancreas test and biobank-specimen assets associated with the acquisition of certain assets from Asuragen that were determined to have no future value .

Change in fair value of contingent consideration

During the nine months ended September 30, 2017, there was a $5.8 million reduction in contingent consideration liability related to amounts associated with future royalty payments for the assets acquired from Redpath. See Note 5 to the Consolidated Financial Statements for more details. During the nine months ended September 30, 2016, there was a $1.2 million reduction in contingent consideration liability related to amounts associated with future royalty payments for the pancreas asset acquired from Asuragen.

Operating loss

There was an operating loss from continuing operations of $3.0 million for the nine months ended September 30, 2017 and an operating loss during the nine months ended September 30, 2016 of $13.2 million. The increase in operating income for the nine months ended September 30, 2017 was primarily attributable to the reversal of our Redpath contingent consideration liability of $5.8 million in the nine months ended September 30, 2017 and the asset impairment charge of $3.3 million in the nine months ended September 30, 2016.

INTERPACE DIAGNOSTICS GROUP, INC.

Benefit for income taxes

We had an income tax benefit of approximately $0.3 million for the nine months ended September 30, 2017. We had an income tax benefit of approximately $0.1 million for the nine months ended September 30, 2016. The income tax benefit for both periods was primarily due to allocation of tax expense between continuing and discontinued operations.

Income from discontinued operations, net of tax

We had income from discontinued operations of $0.6 million for the nine months ended September 30, 2017 and income from discontinued operations of $0.1 million for the nine months ended September 30, 2016. The income from discontinued operations for the nine months ended September 30, 2017 was primarily related to reversals of severance accruals and for 2016 it was primarily related to the gain on sale of $1.3 million related to the final working capital adjustment regarding the sale of the CSO business in December of 2015 partially offset by expenses relating to the winding down of CSO.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2017, we had an operating loss of $3.0 million. As of September 30, 2017, we had cash and cash equivalents of $11.7 million and current liabilities of $8.3 million.

It is anticipated that we may require additional capital to fund our operations in the future. There is no guarantee that additional capital can be raised to fund our future operations. We intend to meet our capital needs by driving revenue growth, containing costs as well as exploring other options.

We completed four public offerings and a private placement of warrants from January 6, 2017 through September 2017, which resulted in aggregate gross proceeds to us of approximately $27.9 million. See “Recent Equity Financings”.

See Note 2, Liquidity in the unaudited condensed consolidated financial statements for a discussion of the RedPath Note.

On September 28, 2016, the Company and its wholly owned direct and indirect subsidiaries, Interpace LLC and Interpace Diagnostics Corporation, entered into the Credit Agreement with SCM Specialty Finance Opportunities Fund, L.P., or the Lender. Pursuant to and subject to the terms of the Credit Agreement, the Lender agreed to provide a revolving loan, or the Loan, to us in the maximum principal amount of $1.2 million. The maturity date of the Loan is September 28, 2018. The Loan bears interest at an annual rate equal to the Prime Rate (as defined in the Credit Agreement) plus 2.75%, payable in cash monthly in arrears. The interest rate will be increased by 5.0% in the event of a default under the Credit Agreement. We have not yet drawn down on the credit facility. As of September30, 2017, the Company is seeking to renegotiate the terms of the Credit Agreement and had not borrowed any funds under the Credit Agreement.

During the nine months ended September 30, 2017, net cash used in operating activities was $12.9 million, of which $10.6 million was used in continuing operations and $2.3 million was used in discontinued operations. The main component of cash used in operating activities during the nine months ended September 30, 2017 was a net loss of $7.2 million, a decrease in accrued payroll of $1.8 million and accounts payable of $2.2 million related to past due obligations from the prior year. During the nine months ended September 30, 2016, net cash used in operating activities was $6.6 million, of which $5.1 million was used in continuing operations and $1.5 million was used in discontinued operations. The main component of cash used in operating activities during the nine months ended September 30, 2016 was our loss from continuing operations of $14.7 million.

There was net cash used in investing activities for the nine-months ended September 30, 2017 of $29,000. There was no net cash from investing activities in 2016.

For the nine months ended September 30, 2017, there was net cash provided from financing activities of $24.0 million, which resulted from the issuance of common stock in our four direct offerings completed in the first nine months of 2017 as well as the subsequent exercise of warrants related to those offerings. For the nine months ended September 30, 2016, there was no cash provided from financing activities.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level in 2016 during which time the following material weaknesses existed:

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

Management believes that the material weaknesses noted were due in part to the small size of the staff resulting from staff downsizing and cost containment. As part of our remediation plan in 2017, we have taken steps to improve our financial reporting and have implemented new policies, procedures and controls in addition to hiring competent accounting professionals to review transactions recorded and classifications in the financial statements. Through the hiring of independent consultants we have also received external technical accounting assistance to review the accounting and related disclosures for complex accounting matters when necessary. Accordingly, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were greatly improved in 2017 and were effective at the reasonable assurance level as of September 30, 2017.

Changes in internal controls

During the third quarter ended September 30, 2017 management believes that it has completed its remediation plan to address the material weaknesses that existed at the end of 2016 and through the first and second quarters of 2017. Other than the completion of this remediation plan, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INTERPACE DIAGNOSTICS GROUP, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

“Item 3- Legal Proceedings” of our most recent Annual Report on Form 10-K filed on March 31, 2017 includes a discussion of our legal proceedings, as does Note 6 to the accompanying condensed consolidated financial statements. During the fiscal quarter ended September 30, 2017, there have been no material changes to the legal proceedings disclosed within our 2016 Form 10-K, as supplemented and amended within our quarterly reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Item 1A. Risk Factors.

Not applicable as we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 5, 2017, the Company agreed to issue a warrant to purchase 150,000 shares of Common Stock, $.01 par value, to a consultant of the Company, who is an accredited investor, at an exercise price of $1.25 in consideration of services to the Company in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

1.1 *	Underwriting Agreement, dated as of June 16, 2017, by and between Interpace Diagnostics Group, Inc. and Maxim Group LLC, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.

4.1*	Form of Additional Warrant, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2017.

4.2*	Warrant Agency Agreement, dated as of June 21, 2017, by and between Interpace Diagnostics Group, Inc. and American Stock Transfer & Trust Company, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.

4.3*	Form of Underwriting Warrant, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.

4.4 *	Form of Pre-Funded Warrant, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.

4.5 *	Form of Base Warrant, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.

10.1*	Warrant Exercise Agreement, dated October 12, 2017, by and between Interpace Diagnostics Group, Inc. and certain Warrant Holders, incorporated by reference to the designated exhibit of the Company's Current Report on Form 8-K, filed with the SEC on October 12, 2017.

10.2 *	Form of Amendment and Exchange Agreement, dated April 18, 2017, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2017.

10.4*	Lease Agreement, dated March 31, 2017, by and between Saddle Lane Realty, LLC and Interpace Diagnostics Group, Inc., incorporated by reference to the designated exhibit of the Company’s S-1/A, filed with the SEC on June 13, 2017.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

+	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference to any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

*	previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2017	Interpace Diagnostics Group, Inc.
(Registrant)

/s/ Jack E. Stover
Jack E. Stover
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James Early
James Early
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

