Form 10-Q
period 2018-03-31
Interpace Diagnostics Group, Inc.
filed 2018-05-15
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding May 7, 2018
Common stock, $0.01 par value	27,869,275

INTERPACE DIAGNOSTICS GROUP, INC.

FORM 10-Q FOR PERIOD ENDED MARCH 31, 2018

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$12,645	$15,199
Accounts receivable, net	6,403	3,437
Other current assets	1,092	1,172
Total current assets	20,140	19,808
Property and equipment, net	634	654
Other intangible assets, net	32,292	33,105
Other long-term assets	31	31
Total assets	$53,097	$53,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$735	$391
Accrued salaries and bonus	997	1,394
Other accrued expenses	5,077	5,004
Current liabilities from discontinued operations	985	1,302
Total current liabilities	7,794	8,091
Contingent consideration	1,272	1,349
Other long-term liabilities	4,266	4,289
Total liabilities	13,332	13,729

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 27,942,344 and 27,900,806 shares issued, respectively; 27,869,275 and 27,836,456 shares outstanding, respectively	279	278
Additional paid-in capital	173,659	173,062
Accumulated deficit	(132,493)	(131,800)
Treasury stock, at cost (73,069 and 64,350 shares, respectively)	(1,680)	(1,671)
Total stockholders’ equity	39,765	39,869
Total liabilities and stockholders’ equity	$53,097	$53,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	Three Months Ended
	March 31,
	2018	2017

Revenue, net	$4,809	$3,470
Cost of revenue (excluding amortization of $813 and $813 for the three months, respectively)	2,580	1,771
Gross profit	2,229	1,699
Operating expenses:
Sales and marketing	1,991	1,136
Research and development	501	306
General and administrative	2,172	1,522
Acquisition related amortization expense	813	813
Change in fair value of contingent consideration	-	(5,776)
Total operating expenses	5,477	(1,999)

Operating (loss) income	(3,248)	3,698
Interest expense	-	(254)
Loss on extinguishment of debt	-	(1,547)
Other income (expense), net	111	(36)
(Loss) income from continuing operations before tax	(3,137)	1,861
Provision for income taxes	6	3
(Loss) income from continuing operations	(3,143)	1,858
(Loss) income from discontinued operations, net of tax	(50)	556
Net (loss) income	$(3,193)	$2,414

Basic (loss) income per share of common stock:
From continuing operations	$(0.11)	$0.43
From discontinued operations	(0.00)	0.13
Net (loss) income per basic share of common stock	$(0.11)	$0.56

Diluted (loss) income per share of common stock:
From continuing operations	$(0.11)	$0.42
From discontinued operations	(0.00)	0.13
Net (loss) income per diluted share of common stock	$(0.11)	$0.55
Weighted average number of common shares and common share equivalents outstanding:
Basic	27,855	4,294
Diluted	27,855	4,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	For The Three Months Ended
	March 31, 2018
	Shares	Amount
Common stock:
Balance at January 1	27,901	$278
Common stock issued	41	1
Balance at March 31	27,942	279
Treasury stock:
Balance at January 1	64	(1,671)
Treasury stock purchased	9	(9)
Balance at March 31	73	(1,680)
Additional paid-in capital:
Balance at January 1		173,062
Stock-based compensation expense		597
Balance at March 31		173,659
Accumulated deficit:
Balance at January 1		(131,800)
Net loss		(3,193)
Adoption of ASC 606, see Note 3		2,500
Balance at March 31		(132,493)
Total stockholders’ equity		$39,765

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2018	2017

Cash Flows Used in Operating Activities
Net (loss) income	$(3,193)	$2,414
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	855	972
Interest accretion	-	231
Provision for bad debt	-	34
Amortization of debt issuance costs	-	21
Mark to market on derivatives	-	42
Reversal of severance accrual	-	(2,034)
Mark to market on warrants	(71)	-
Loss on extinguishment of debt	-	1,547
Stock-based compensation	597	58
Change in fair value of contingent consideration	-	(5,776)
Other changes in assets and liabilities:
Increase in accounts receivable	(466)	(90)
Decrease in other current assets	80	161
Decrease in other long-term assets	-	250
Increase in accounts payable	344	295
Decrease in accrued salaries and bonus	(397)	(1,639)
Decrease in other accrued expenses	(292)	(648)
Increase in other long-term liabilities	49	13
Net cash used in operating activities	(2,494)	(4,149)

Cash Flows From Investing Activities
Purchase of property and equipment	(60)	-
Net cash used in investing activities	(60)	-

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	-	10,701
Cash paid for repurchase of restricted shares	-	(28)
Net cash provided by financing activities	-	10,673

Net (decrease) increase in cash and cash equivalents	(2,554)	6,524
Cash and cash equivalents – beginning	15,199	602
Cash and cash equivalents – ending	$12,645	$7,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes (the “Interim Financial Statements”) should be read in conjunction with the consolidated financial statements of Interpace Diagnostics Group, Inc. (the “Company” or “Interpace”), and its wholly-owned subsidiaries, Interpace Diagnostics Lab Inc., Interpace Diagnostics Corporation and Interpace Diagnostics, LLC, and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 23, 2018. The condensed Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, or Group DCA; InServe Support Solutions; and TVG, Inc. and its Commercial Services (“CSO”) business unit which was sold on December 22, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

2.	LIQUIDITY

As of March 31, 2018, the Company had cash and cash equivalents of $12.6 million, net accounts receivable of $6.4 million, total current assets of $20.1 million and total current liabilities of $7.8 million. For the quarter ended March 31, 2018, the Company had a net loss of $3.2 million and cash used in operating activities was $2.5 million.

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

Accounting Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include accounting for valuation allowances related to deferred income taxes, contingent consideration, allowances for doubtful accounts, revenue recognition, unrecognized tax benefits, and asset impairments involving other intangible assets. The Company periodically reviews these matters and reflects changes in estimates in earnings as appropriate. Actual results could materially differ from those estimates.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

Revenue Recognition

Our Services

We are a fully integrated commercial and bioinformatics company that provides clinically useful molecular diagnostic tests and pathology services. We develop and commercialize molecular diagnostic tests and related first line assays principally focused on early detection of patients at high risk of cancer and leverage the latest technology and personalized medicine for improved patient diagnosis and management. We currently have four commercialized molecular diagnostic assays in the marketplace for which we are receiving reimbursement: PancraGEN®, which is a pancreatic cyst and pancreaticobiliary solid lesion molecular test that helps physicians better assess risk of pancreaticobiliary cancers using our proprietary PathFinderTG® platform; ThyGenX®, which is an oncogenic mutation panel that helps identify malignant thyroid nodules; and ThyraMIR®, which assesses thyroid nodules for risk of malignancy utilizing a proprietary microRNA gene expression assay; and RespriDX™, launched in September 2017, for assessing metastatic versus primary lung cancer tumors. RespriDX™ utilizes our PathFinderTG® platform and compares the genetic fingerprint of two or more sites of lung cancer to determine whether the neoplastic deposits are representative of a recurrence of cancer or a new primary (independent) cancer.

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted ASC Topic 606 that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services by using the modified-retrospective method applied to any contracts that were not completed as of January 1, 2018. The results for the reporting period beginning after January 1, 2018, are presented in accordance with the new standard, although comparative information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods.

Upon adoption, the Company performed a comprehensive analysis of existing revenue arrangements as of January 1, 2018 following the five-step model. Based on our analysis, we recorded a cumulative adjustment to opening accumulated deficit and increase of accounts receivable of approximately $2.5 million as of January 1, 2018. The cumulative impact was driven by a change in the timing of revenue recognition for certain payer categories and the related proprietary tests performed. The balance of accounts receivable related to the adjustment is approximately $1.6 million as of March 31, 2018. The impact on our revenue for the three months ended March 31, 2018 was an increase of approximately 9%.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

The following tables present the effect of the adoption of ASC Topic 606 on our condensed consolidated balance sheet and revenue as of and for the three months ended March 31, 2018:

Consolidated Balance Sheet:
	March 31, 2018
		(unaudited)
	As reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Accounts receivable, net	$6,403	$4,828	$1,575
Accumulated deficit	(132,493)	(134,993)	(2,500)

Revenue:
	For the three months ended March 31, 2018
		(unaudited)
	As reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenue, net	$4,809	$4,409	$400

Historically, for certain third-party payers that did not have established contractual reimbursement rates or a predictable pattern of collectability, including commercial insurance carriers, Medicaid and certain hospitals, the Company previously recognized revenues when the fee was fixed or determinable and collectability was reasonably assured, which was upon request of third-party payer notification of payment or when cash was received. Under the new standard, the Company estimates the variable consideration within the transaction price for all third-party payers and proprietary tests and recognizes revenue as the Company satisfies its performance obligations.

In addition, the Company updated its estimates of the expected transaction price and related reimbursement rates for its payer categories and related proprietary tests based on the variable consideration guidance in ASC Topic 606. This consisted of updating the reimbursement rates realized by the Company’s proprietary tests based on historical amounts received by each payer category for the corresponding tests performed.

Overall, other than an initial acceleration in the timing of our revenue recognition for certain payer categories, the adoption of this new standard will not have a significant impact on our reported total revenues and operating results as compared to amounts that would have been reported under the prior revenue recognition standard over our typical revenue cycle. Our accounting policies under the new standard were applied prospectively and are discussed further below.

Revenue Recognition

Upon adoption of ASC 606, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price using the expected value method based on historical experience.

The Company derives its revenues from the performance of its proprietary tests. The Company’s performance obligation is fulfilled upon completion, review and release of test results to the customer. The Company subsequently bills third-party payers or hospitals for the proprietary tests performed. Revenue is recognized based on the estimated transaction price or net realizable value (“NRV”), which is determined based on historical collection rates by each payer category for each proprietary test offered by the Company. The Company regularly reviews the ultimate amounts received from the third-party payers and related estimated reimbursement rates, and adjusts the NRV’s and related contractual allowances accordingly. If actual collections and related NRV’s vary from our estimates, we will adjust the estimates of contractual allowances, which would affect net revenue in the period such variances become known.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

Disaggregated Revenues

We operate in a single operating segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting which is consistent with internal management reporting. For the periods ending March 31, 2018 and March 31, 2017, the majority of the Company’s revenues were derived from its molecular diagnostic tests.

Financing and Payment

Our payment terms vary by third-party payers and type of proprietary testing services performed. The term between invoicing and when payment is due is not significant.

Costs to Obtain or Fulfill a Customer Contract

Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in sales and marketing expense in the consolidated statements of operations.

Accounts Receivable

The Company’s accounts receivable represent unconditional rights to consideration and are generated using its proprietary tests. The Company’s services are fulfilled upon completion of the test, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payer or hospital. Prior to the adoption of ASC 606 on January 1, 2018, the Company recognized accounts receivable related to billings for Medicare, Medicare Advantage, and hospitals (direct-bill clients) on an accrual basis, net of contractual adjustment, when collectability is reasonably assured. Under ASC 606 accounts receivable is now recognized for all payer groups, net of contractual adjustment and net of estimated uncollectable amounts. Contractual adjustments represent the difference between the list prices and the reimbursement rate set by third party payers, including Medicare, commercial payers, or amounts billed to hospitals. Specific accounts may be written off after several appeals, which in some cases may take longer than twelve months.

Other Current Assets

Other current assets consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(unaudited)

Indemnification asset	$875	$875
Prepaids	177	266
Other	40	31
	$1,092	$1,172

Long-Lived Assets, including Finite-Lived Intangible Assets

Finite-lived intangible assets are stated at cost less accumulated amortization. Amortization of finite-lived acquired intangible assets is recognized on a straight-line basis, using the estimated useful lives of the assets of approximately two years to nine years in acquisition related amortization expense in the condensed consolidated statements of operations.

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

Basic and Diluted Net Income (Loss) per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted income (loss) per share for the three-month periods ended March 31, 2018 and 2017 is as follows:

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Basic weighted average number of common shares	27,855	4,294
Potential dilutive effect of stock-based awards	-	90

Diluted weighted average number of common shares	27,855	4,384

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on (loss) income per share for the following periods because they would have been anti-dilutive:

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Options	2,256	-
Stock-settled stock appreciation rights (SARs)	84	85
Restricted stock and restricted stock units (RSUs)	220	-
Warrants	13,542	955
	16,102	1,040

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

4.	OTHER INTANGIBLE ASSETS

The net carrying value of the identifiable intangible assets as of March 31, 2018 and December 31, 2017 are as follows:

		As of March 31, 2018	As of December 31, 2017
		(unaudited)
	Life	Carrying	Carrying
	(Years)	Amount	Amount
Diagnostic assets:
Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	18,351	18,351
Total		$43,011	$43,011
Diagnostic lab:
CLIA Lab	2.3	$609	$609

Accumulated Amortization		$(11,328)	$(10,515)

Net Carrying Value		$32,292	$33,105

Amortization expense was approximately $0.8 million for the three-month periods ended March 31, 2018 and 2017, respectively. Amortization of our diagnostic assets begins upon launch of the product. Estimated amortization expense for the next five years is as follows, based on current assumptions of future product launches:

2018	2019	2020	2021	2022
$3,252	$5,292	$5,292	$4,908	$2,987

5.	FAIR VALUE MEASUREMENTS

Cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their relative short-term nature. The Company’s financial liabilities reflected at fair value in the condensed consolidated financial statements include contingent consideration and warrant liability. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based upon observable inputs used in the valuation techniques, the Company is required to provide information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values into three broad levels as follows:

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

	As of March 31, 2018		Fair Value Measurements
	Carrying	Fair	As of March 31, 2018
	Amount	Value	Level 1	Level 2	Level 3
	(unaudited)
Liabilities:
Contingent consideration:
Asuragen (1)	$1,504	$1,504	$-	$-	$1,504
Other long-term liabilities:
Warrant liability (2)	$402	$402	$-	$-	$402
	$1,906	$1,906	$-	$-	$1,906

	As of December 31, 2017		Fair Value Measurements
	Carrying	Fair	As of December 31, 2017
	Amount	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration:
Asuragen (1)	$1,581	$1,581	$-	$-	$1,581
Other long-term liabilities:
Warrant liability (2)	473	473	-	-	473
	$2,054	$2,054	$-	$-	$2,054

(1)(2) See Note 7, Accrued Expenses and Long-Term Liabilities.

In connection with the acquisition of certain assets from Asuragen the Company recorded contingent consideration related to contingent payments and other revenue-based payments. The Company determined the fair value of the contingent consideration based on a probability-weighted income approach derived from revenue estimates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.

On June 21, 2017, the Company closed on a public offering issuing both Pre-Funded Warrants and Underwriters Warrants to purchase 2,600,000 shares and 575,000 shares of the Company’s common stock, respectively. Both the Pre-Funded and Underwriters Warrants include a cash settlement feature in the event of certain circumstances. Accordingly, both the Pre-Funded and Underwriters Warrants are classified as liabilities and were fair valued using the Black Scholes Option-Pricing Model, the inputs for which include exercise price of the respective warrants, market price of the underlying common shares, expected term, volatility based on the Company’s historical market price, and the risk-free rate corresponding to the expected term of the Exchange Agreement. Changes to the fair value of the warrant liabilities were recorded in Other income (expense), net. The Pre-Funded Warrants were fully exercised in 2017 and therefore the Company has no remaining liability associated with those warrants.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

A roll forward of the carrying value of the Contingent Consideration Liability and the Underwriters’ Warrant from January 1, 2018 to March 31, 2018 is as follows:

	2018
	January 1,	Payments	Accretion	Cancellation of Obligation/ Conversions	Mark to Market	March 31,
	(unaudited)

Asuragen	$1,581	$(77)	$-	$-	$-	$1,504

Underwriters Warrant	473	-		-	(71)	402
	$2,054	$(77)	$-	$-	$(71)	$1,906

Certain of the Company’s non-financial assets, such as other intangible assets and goodwill, are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

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

The Company could also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company’s liability exceeds the amount of applicable insurance or indemnity.

As of March 31, 2018, the Company’s accrual for litigation and threatened litigation was not material to the consolidated financial statements.

RedPath – DOJ Settlement

In connection with the October 31, 2014 acquisition of RedPath Integrated Technologies Inc., (or “RedPath”), the Company assumed a liability for the Settlement Agreement entered into by the former owners of RedPath with the DOJ. Under the terms of the Settlement Agreement, the Company is obligated to make payments to the DOJ for the calendar years ended December 31, 2014 through 2017, up to a maximum of $3.0 million. Payments are due on March 31st following the calendar year in which the revenue milestones are achieved. The Company made payments totaling $0.5 million in the year ended December 31, 2017 related to fiscal 2016 and has accrued $0.5 million for its potential liability for the final year of the Settlement Agreement, fiscal 2017.

Prolias Technologies, Inc v. PDI, Inc.

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

Pittsburgh Lease

On March 15, 2018, the Company amended the lease for its Pittsburgh laboratory to extend it through June 30, 2023. The lease is for 20,000 square feet of laboratory and office space, with monthly base rent of $33,333 beginning July 1, 2018, escalating by twenty-five percent (25%) on July 1, 2019 to $41,667 per month. The Company may, at its option, extend the term of the Lease for two consecutive terms of five years each, with the monthly based rent escalating by ten percent (10%) for each of the additional five year terms.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

7.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

Other accrued expenses consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(unaudited)
Accrued royalties	$476	$296
Indemnification liability	875	875
Contingent consideration	232	232
DOJ settlement	500	500
Accrued professional fees	823	700
Taxes payable	519	515
Unclaimed property	565	565
All others	1,087	1,321
	$5,077	$5,004

Long-term liabilities consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(unaudited)

Warrant liability	$402	$473
Uncertain tax positions	3,786	3,734
Other	78	82
	$4,266	$4,289

8.	STOCK-BASED COMPENSATION

Stock Incentive Plan

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

Historically, stock options have been granted with an exercise price equal to the market value of the common stock on the date of grant, expire 10 years from the date they are granted, and generally vested over a one to three-year period for members of the Board of Directors and a one to three-year period for employees. Upon exercise, new shares can be issued by the Company. The Company granted stock options in 2018 and 2017, which vest monthly over a one-year period. SARs are generally granted with a grant price equal to the market value of the common stock on the date of grant, vest one-third each year on the anniversary of the date of grant and expire five years from the date of grant. The restricted shares and restricted stock units granted to employees generally have a three-year graded vesting period and are subject to accelerated vesting and forfeiture under certain circumstances. Restricted shares and restricted stock units granted to board members generally have a three-year graded vesting period and are subject to accelerated vesting and forfeiture under certain circumstances.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

During March 2018, the Company’s Chief Executive Officer, Chief Financial Officer, senior executives and members of the Board were granted incentive stock options to purchase an aggregate of 745,600 shares of common stock with an exercise price of $1.01 per share and 186,400 RSUs, subject generally to the executive’s or board member’s, as applicable, continued service with the Company, which vest one-third each year over a period of three years.

The following table provides the weighted average assumptions used in determining the fair value of the stock option awards granted during the three month periods ended March 31, 2018 and 2017.

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
	(unaudited)
Risk-free interest rate	2.65%	1.96%
Expected life	6.00	4.91
Expected volatility	126.93%	138.71%
Dividend yield	-	-

The Company recognized approximately $0.6 million and $0.1 million of stock-based compensation expense during the three month periods ended March 31, 2018 and 2017, respectively.

9.	INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on (loss) income from continuing operations and the effective tax rate for the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Provision from income tax	$6	$3
Effective income tax rate	(0.2%)	(0.2%)

Income tax expense for the three-month periods ended March 31, 2018 and 2017 was primarily due to minimum state and local taxes.

10.	SEGMENT INFORMATION

Since December 22, 2015, the Company reports its operations as one segment, molecular diagnostics and bioinformatics. The Company’s reporting segment structure is reflective of the way both the Company’s management and chief operating decision maker view the business, make operating decisions and assess performance. This structure allows investors to better understand Company performance, better assess prospects for future cash flows, and make more informed decisions about the Company.

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

The components of liabilities classified as discontinued operations relate to Commercial Services and consist of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(unaudited)

Accounts payable	$192	$192
Other	793	1,110
Current liabilities from discontinued operations	985	1,302
Total liabilities	$985	$1,302

12.	LONG-TERM DEBT

As more fully described in our Form 10-K filed on March 23, 2018, during the first six months of fiscal 2017 the Company entered into an Exchange Agreement related to its debt with an investor. The Company exchanged (the “RedPath Debt Exchange”) such then-existing debt for senior convertible notes (“Senior Convertible Notes”) of the Company on March 22, 2017. Subsequently between March 23, 2017 and April 18, 2017, the Senior Convertible Notes were converted into 3,795,429 shares of the Company’s common stock. The Company recorded a loss of $4.3 million in 2017 as a result of the exchange.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table represents cash flows (used in) provided by the Company’s discontinued operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Net cash used in operating activities of discontinued operations	$(315)	$(758)

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Operating
Adoption of ASC 606	$2,500	$-

Investing
Acquisition of property and equipment in other accrued expenses	$16	$-

Financing
Settlement of the RedPath Note	$-	$(8,098)
Issuance of the Exchange Notes	$-	$11,375
Non-cash equity conversion costs	$-	$(137)
Debt issuance costs	$-	$(459)
Warrants issued through Termination Agreement*	$-	$193
Common shares issued in debt exchange	$-	$4,222

*See Note 14, Equity for more details

14.	EQUITY

As more fully described in our Form 10-K filed on March 23, 2018, during the first quarter of fiscal 2017 the Company issued 2,793,000 common shares and 855,000 warrants for gross proceeds amounting to $12.2 million. In addition, as described in Note 12, Long-Term Debt, the Company issued 3,795,429 common shares in connection with the RedPath Debt Exchange and conversion of Senior Convertible Notes. As part of the Debt Exchange, the Company entered into a Termination Agreement with the RedPath equityholder representative terminating milestone and royalty payments and issued 5 year warrants to acquire an aggregate of 100,000 shares of the Company’s common stock at a fixed price of $4.69 per share.

15.	WARRANTS

There was no warrant activity for the three months ended March 31, 2018. Warrants outstanding for the period ended March 31, 2018 are as follows:

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

Description	Classification	Exercise Price	Expiration Date	Warrants Issued	Warrants Exercised	Warrants Cancelled/ Expired	Balance December 31, 2017	Balance March 31, 2018

Private Placement Warrants, issued January 25, 2017	Equity	$4.69	June 2022	855,000	-	-	855,000	855,000
RedPath Warrants, issued March 22, 2017	Equity	$4.69	September 2022	100,000	-	-	100,000	100,000
Pre-Funded Warrants, issued June 21, 2017	Liability	$0.01	None	2,600,000	(2,600,000)	-	-	-
Underwriters Warrants, issued June 21, 2017	Liability	$1.32	December 2022	575,000	-	(40,000)	535,000	535,000
Base & Overallotment Warrants, issued June 21, 2017	Equity	$1.25	June 2022	14,375,000	(5,672,852)	-	8,702,148	8,702,148
Vendor Warrants, issued August 6, 2017	Equity	$1.25	August 2020	150,000	-	-	150,000	150,000
Warrants issued October 12, 2017	Equity	$1.80	April 2022	3,200,000	-	-	3,200,000	3,200,000

				21,855,000	(8,272,852)	(40,000)	13,542,148	13,542,148

16.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASC Topic 606). The standard, including subsequently issued amendments, replaces most existing revenue recognition guidance in U.S. GAAP. The key focus of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this key focus, there is a five-step approach outlined in the standard. We adopted this new standard as of January 1, 2018, by using the modified-retrospective method. See Note 3, Summary of Significant Accounting Policies, for further details.

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

17.	SUBSEQUENT EVENTS

On May 4, 2018, the Company was notified by NASDAQ that we were no longer in compliance with the minimum bid price requirements of NASDAQ and that we have until October 31, 2018 to regain compliance with this requirement or face delisting. The Company may be eligible for an additional 180 calendar day compliance period if it does not regain compliance by October 31, 2018. The Company is currently considering available options to regain compliance.

INTERPACE DIAGNOSTICS GROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (Form 10-Q) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are not historical facts, including statements about our plans, objectives, beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “intends,” “projects,” “should,” “could,” “may,” “will” or similar words and expressions. These forward-looking statements are contained throughout this Form 10-Q.

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	our ability to profitably grow our business, including our ability to finance our business on acceptable terms and successfully compete in the market;

●	our ability to obtain broad adoption of and reimbursement for our molecular diagnostic tests in a changing reimbursement environment;

●	whether we are able to successfully utilize our operating experience to sell our molecular diagnostic tests;

●	our limited operating history as a molecular diagnostics company;

●	our dependence on a concentrated selection of payers for our molecular diagnostic tests;

●	the demand for our molecular diagnostic tests from physicians and patients;

●	our reliance on our internal sales forces for business expansion;

●	our dependence on third parties for the supply of some of the materials used in our molecular diagnostic tests;

●	our ability to scale our operations, testing capacity and processing technology;

●	our ability to grow or continue to secure sufficient levels of reimbursement to continue to serve our business;

●	our ability to compete successfully with companies with greater financial resources;

●	our ability to obtain sufficient data and samples to cost effectively and timely perform sufficient clinical trials in order to support our current and future products;

●	product liability claims against us;

●	patent infringement claims against us;

●	our involvement in current and future litigation against us or our ability to collect on judgements found in our favor;

●	the effect current and future laws, licensing requirements and regulation have on our business including the changing U.S. Food and Drug Administration, or the FDA, environment as it relates to molecular diagnosis;

INTERPACE DIAGNOSTICS GROUP, INC.

●	the effect of potential adverse findings resulting from regulatory audits of our billing practices and the impact such results could have on our business;

●	our exposure to environmental liabilities as a result of our business;

●	the susceptibility of our information systems to security breaches, loss of data and other disruptions;

●	our ability to enter into effective electronic data interchange arrangements with our customers and third-party payers;

●	our billing practices and our ability to collect on claims for the sale of our molecular diagnostic tests;

●	Our dependence on a third-party medical billing provider to operate effectively without delays, data loss, or other disruptions;

●	our ability to attract and retain qualified sales representatives and other key employees and management personnel;

●	competition in the segment of the molecular diagnostics industry in which we operate or expect to operate;

●	our ability to obtain additional funding when necessary, in order to implement our business models and strategies;

●	the results of any future impairment testing for other intangible assets;

●	our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such items on our revenues, profitability and ongoing business;

●	our compliance with our license agreements and our ability to protect and defend our intellectual property rights;

●	our ability to maintain our listing with The Nasdaq Capital Market (“NASDAQ”);

●	the effect of adverse weather conditions such as hurricanes on our business;

●	failure of third-party service providers to perform their obligations to us;

●	the volatility of our stock price and fluctuations in our quarterly and annual revenues and earnings;

●	our ability to obtain and maintain sufficient laboratory space to meet our processing needs as well as our ability to pass regulatory inspections and continue to be a certified CLIA laboratory and be CAP certified;

●	our ability to commercially leverage our bioinformatics data with pharmaceutical and other potential partners in new revenue lines;

●	the ability to obtain or maintain supportive “guidelines” from trade and/or therapeutic related organizations focused on the clinical efficacy and utility of molecular diagnostics in our areas of focus; and

●	determination that our Advanced Diagnostic Laboratory Tests (ADLTs) have become affected by the pricing provisions of the Processing Access to Medicare Act of 2014 (“PAMA”) which could result in an across the board reduction in our reimbursement rates.

Please see Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed March 23, 2018, as well as other documents we file with the U.S. Securities and Exchange Commission (“SEC”) from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

INTERPACE DIAGNOSTICS GROUP, INC.

OVERVIEW

We are a fully integrated commercial and bioinformatics company that provides clinically useful molecular diagnostic tests and pathology services. We develop and commercialize molecular diagnostic tests and related first line assays principally focused on early detection of patients at high risk of cancer and leverage the latest technology and personalized medicine for improved patient diagnosis and management. We currently have four commercialized molecular diagnostic assays in the marketplace for which we are receiving reimbursement: PancraGEN®, which is a pancreatic cyst and pancreaticobiliary solid lesion molecular test that helps physicians better assess risk of pancreaticobiliary cancers using our proprietary PathFinderTG® platform; ThyGenX®, which is an oncogenic mutation panel that helps identify malignant thyroid nodules; and ThyraMIR®, which assesses thyroid nodules for risk of malignancy utilizing a proprietary microRNA gene expression assay; and RespriDX™, launched in September 2017, for assessing metastatic versus primary lung cancer tumors. RespriDX™ utilizes our PathFinderTG® platform and compares the genetic fingerprint of two or more sites of lung cancer to determine whether the neoplastic deposits are representative of a recurrence of cancer or a new primary (independent) cancer. We are also in the process of “soft launching” while we gather additional market data, BarreGEN®, an esophageal cancer risk classifier for Barrett’s Esophagus that also utilizes our PathFinderTG® platform.

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

The global molecular diagnostics market is estimated to be approximately $6.5 billion and is a segment within the approximately $60 billion in vitro diagnostics market according to statistics from Kalorama Information, publisher of the Worldwide Market for In Vitro Diagnostic Tests. We believe that the molecular diagnostics market offers significant growth and strong patient value given the substantial opportunity it affords to lower healthcare costs by helping to reduce unnecessary surgeries and ensuring the appropriate frequency of monitoring. We are keenly focused on growing our test volumes, securing additional coverage and reimbursement, maintaining and growing our current reimbursement and supporting revenue growth for our four commercialized innovative tests, introducing related first line product and service extensions, as well as expanding our business by developing, acquiring and promoting synergistic products in our markets. BarreGEN® is a major pipeline product, built on the PathFinderTGÒ platform which we believe is synergistic to our capabilities and potentially is a significant product opportunity in the gastrointestinal market, which is one of the sectors in which we operate.

Additional Reimbursement Coverage During 2018

Reimbursement progress is key for any molecular diagnostic company. We were successful in expanding the reimbursement of our products in 2017 and that has continued into 2018. Specifically we have made the following progress with payors in 2018:

●	In February 2018, we announced that Horizon Blue Cross Blue Shield of New Jersey, the oldest and largest health plan in New Jersey, covering 3.8 million patients living in the Northeastern United States, has agreed to cover ThyGenX® and ThyraMIR® for its members effective January 9, 2018.
●	In March 2018, we announced coverage of ThyGenX® and ThyraMIR® by four new Blue Cross Blue Shield Plans, Blue Cross Blue Shield of Arizona, Blue Cross Blue Shield of South Carolina, Wellmark Blue Cross Blue Shield of Iowa, and Wellmark Blue Cross Blue Shield of South Dakota. These four plans combined represent over 5 million members.
●	In March 2018, we presented five abstracts as posters and podium presentations at the United States and Canadian Academy of Pathology (USCAP) meeting being in Vancouver, British Columbia. The posters reflect a review of data from the Company’s extensive experience in molecular testing, including experience with over 5,000 analyses of indeterminate thyroid nodules using its combined mutational (ThyGenX(®) and microRNA classifier (ThyraMIR®) testing format, 30,000 tests of Pancreatic cyst fluid and solid lesions using PancraGen® as well as results from its recently launched product for lung cancer, RespriDx™.
●	In March 2018, we announced the execution of a new agreement with LabCorp to further expand the Company’s national network of cytology providers in support of its Thyroid molecular business unit. The arrangement builds on the parties’ 2016 agreement, which established electronic ordering and result reporting through LabCorp for our proprietary ThyGenX® and ThyraMIR®. Under the parties’ new agreement, physicians will be able to order both thyroid biopsy analysis and molecular testing from us. Dianon Pathology, a member of the LabCorp Specialty Testing Group, will be available to the biopsy analysis, and in the event of an indeterminate result, we will then perform our molecular tests.

INTERPACE DIAGNOSTICS GROUP, INC.

●	In April 2018, we announced that we had entered into an Agreement with BJC Healthcare of St. Louis, Missouri, one of the largest non-profit, integrated healthcare systems in the United States. The Agreement enables all physicians across the BJC system to access both ThyGenX® and ThyraMIR® for patients with indeterminate thyroid nodules.
●	On May 10th, we announced that since the beginning of 2018, fourteen Blue Cross Blue Shield plans across the country (including the five noted above) have published favorable coverage policies for ThyGenX® and ThyraMIR®, the Company’s molecular tests for indeterminate thyroid nodules. The list of plans includes many of the largest Blue Cross Blue Shield plans in the country. As a result of these new policies, over 75 million members participating in these plans now have coverage for ThyGenX® and ThyraMIR®.
●	On May 14th, we announced that the Company will launch a proprietary new mutational panel for indeterminate thyroid nodules, ThyGeNEXT®, at the American Association of Clinical Endocrinologists (AACE) Annual Meeting in Boston, MA being held May 16-19th.

DESCRIPTION OF REPORTING SEGMENTS

Since December 22, 2015, the Company reports its operations as one segment, molecular diagnostics and bioinformatics. The Company’s reporting segment structure is reflective of the way both the Company’s management and chief operating decision maker view the business, make operating decisions and assess performance. This structure allows investors to better understand Company performance, better assess prospects for future cash flows, and make more informed decisions about the Company.

Interpace Diagnostics

The Company’s revenue is generated from the performance of its proprietary tests. The Company’s performance obligation is fulfilled upon completion, review and release of test results and subsequent billing to the third-party payer or hospital. Historically, the Company recognized revenue related to billings for Medicare, Medicare Advantage, and hospitals on an accrual basis, net of contractual adjustment, when there was a predictable pattern of collectability. Contractual adjustments represent the difference between the list prices and the reimbursement rate set by Medicare and Medicare Advantage, or the amounts billed to hospitals, which approximates the Medicare rate. Upon ultimate collection, the amount received from Medicare, Medicare Advantage and hospitals with a predictable pattern of payment is compared to the previous estimates and the contractual allowance is adjusted, if necessary. Beginning January 1, 2018 under ASC 606, the Company began to recognize revenue for billings less contractual allowances and estimated uncollectable amounts for all payer groups. The net amount derived is referred to as the “net realizable value” for the particular test and payer group from which reimbursement is received. This derived “net realizable value” will be evaluated quarterly or as needed and then applied to future periods until recalculated.

Through December 31, 2017, for certain third-party payers that did not have established contractual reimbursement rates or a predictable pattern of collectability, including commercial insurance carriers, Medicaid and certain hospitals, the Company believed that the fee is fixed or determinable and collectability is reasonably assured only upon request of third-party payer notification of payment or when cash is received, and recognized revenue at that time.

The Company completed its analysis of the ASC 606 impact and incorporated further analysis of first quarter 2018 collections from its commercial payer base in finalizing its ASC 606 adjustments. The impact of recording the cumulative catch-up adjustment under the modified retrospective method was $2.5 million, recorded as an increase to opening retained earnings on January 1, 2018. Prior periods have not been retrospectively adjusted. The Company also finalized its analysis of modified internal controls over financial reporting and the disclosures required starting with this Form 10-Q for the first quarter of 2018.

Through December 2017, the Company recognized revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured.

INTERPACE DIAGNOSTICS GROUP, INC.

Until a contract has been negotiated with a commercial insurance carrier or governmental program, the services may or may not be covered by these entities existing reimbursement policies. In the absence of an agreement with the patient or other clearly enforceable legal right to demand payment, the related revenue was only recognized upon the earlier of payment notification or cash receipt. Accordingly, we recognize revenue from commercial insurance carriers, government programs, and direct-bill healthcare providers without contracts, when payment was received.

Persuasive evidence of an arrangement exists and delivery is deemed to have occurred upon completion, review, and release of the test results at which time we billed the third-party payor or hospital. The assessment of the fixed or determinable nature of the fees charged for diagnostic testing performed, and the collectability of those fees, required significant judgment by our management. Our management believed that these two criteria have been met when there is contracted reimbursement coverage or a predictable pattern of collectability with individual third-party payers or hospitals and accordingly, recognized revenue upon delivery of the test results. In the absence of contracted reimbursement coverage or a predictable pattern of collectability, we believed that the fee was fixed or determinable and collectability was reasonably assured only upon request of third-party payor notification of payment or when cash was received, and we recognize revenue at that time.

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

Condensed Consolidated Results of Continuing Operations for the Quarter Ended March 31, 2018 Compared to the Quarter Ended March 31, 2017 (in thousands)

	Three Months Ended
	March 31,
	2018	2018	2017	2017

Revenue, net	$4,809	100.0%	$3,470	100.0%
Cost of revenue	2,580	53.6%	1,771	51.0%
Gross profit	2,229	46.4%	1,699	49.0%
Operating expenses:
Sales and marketing	1,991	41.4%	1,136	32.7%
Research and development	501	10.4%	306	8.8%
General and administrative	2,172	45.2%	1,522	43.9%
Acquisition related amortization expense	813	16.9%	813	23.4%
Change in fair value of contingent consideration	-	0.0%	(5,776)	-166.5%
Total operating expenses	5,477	113.9%	(1,999)	-57.6%

Operating (loss) income	(3,248)	-67.5%	3,698	106.6%
Interest expense	-	0.0%	(254)	-7.3%
Loss on extinguishment of debt	-	0.0%	(1,547)	-44.6%
Other income (expense), net	111	2.3%	(36)	-1.0%
(Loss) income from continuing operations before tax	(3,137)	-65.2%	1,861	53.6%
Provision for income tax	6	0.1%	3	0.1%
(Loss) income from continuing operations	(3,143)	-65.4%	1,858	53.5%
(Loss) income from discontinued operations, net of tax	(50)	-1.0%	556	16.0%
Net (loss) income	$(3,193)	-66.4%	$2,414	69.6%

INTERPACE DIAGNOSTICS GROUP, INC.

Revenue, net

Consolidated revenue for the three months ended March 31, 2018 increased by $1.3 million, or 38.6%, to $4.8 million, compared to $3.5 million for the three months ended March 31, 2017. This increase was principally attributable to increased test and collection volume for our thyroid tests, the improvement of reimbursement rates including Medicare rates and the impact of the adoption of the new ASC 606 revenue standard requiring revenue to be recognized on an accrual basis. As a result of the adoption, we experienced a one-time acceleration of certain payers resulting in an increase in revenue of approximately 9%.

Cost of revenue

Consolidated cost of revenue for the three months ended March 31, 2018 increased by $0.8 million, or 45.7%, from the comparable prior year period. This increase was primarily driven by an increase in the current year period in lab supplies expense of $0.5 million and compensation expense of $0.2 million.

Gross profit

Consolidated gross profit for the three months ended March 31, 2018 increased $0.5 million, or 31.2%, to $2.2 million, as compared to $1.7 million for the three months ended March 31, 2017. This increase was primarily related to the increase in revenue discussed above.

Sales and marketing expense

Sales and marketing expense was $2.0 million for the three months ended March 31, 2018 and for the three months ended March 31, 2017, sales and marketing expense was $1.1 million. The increase in sales and marketing expense primarily reflects an increase in employee costs of $0.5, due to higher compensation costs, principally stock-based compensation, as well as an increase in the size of the salesforce, and marketing costs of $0.2 million.

Research and development

Research and development expense totaled $0.5 million for the three months ended March 31, 2018. For the three months ended March 31, 2017, research and development expense was $0.3 million. This increase in research and development expense was primarily due to higher employee costs.

General and administrative

General and administrative expense for the three months ended March 31, 2018 was $2.2 million as compared to $1.5 million for the three months ended March 31, 2017. This increase was primarily attributable to decreased legal fees and accruals for contingencies for the current year period, offset by the reversal of severance accruals of $1.5 million that benefited the period ended March 31, 2017 and did not recur in the current year period.

Acquisition related amortization expense

During the three months ended March 31, 2018 and March 31, 2017, we recorded amortization expense of approximately $0.8 million, respectively in both periods. This amortization expense is being recorded in connection with our RedPath and Asuragen acquired intangible assets.

Change in fair value of contingent consideration

During the three months ended March 31, 2017, all royalty and milestone rights under the RedPath contingent consideration agreement were terminated and the Company reversed $6.0 million of contingent consideration liabilities, of which $5.8 million was a reversal within operating expenses in the Condensed Consolidated Statement of Operations. There were no similar transactions during the three months ended March 31, 2018.

Operating (loss) income

There was an operating loss from continuing operations of $3.2 million for the three months ended March 31, 2018 and operating income during the three months ended March 31, 2017 of $3.7 million. The decrease in operating income for the three months ended March 31, 2018 was primarily attributable to the reversal of our RedPath contingent consideration liability of $5.8 million which benefited the three months ended March 31, 2017.

INTERPACE DIAGNOSTICS GROUP, INC.

Provision for income taxes

The Company’s income tax expense was approximately $6,000 for the three months ended March 31, 2018 and $3,000 for the three months ended March 31, 2017. Income tax expense for both periods was primarily driven by minimum state and local taxes.

(Loss) income from discontinued operations, net of tax

We had a loss from discontinued operations of $0.1 million for the three months ended March 31, 2018 and income from discontinued operations for the three months ended March 31, 2017 of $0.6 million. The prior year period income from discontinued operations was primarily related to a reversal of severance expense of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2018, we had an operating loss of $3.2 million. As of March 31, 2018, we had cash and cash equivalents of $12.6 million, net accounts receivable of $6.4 million, total current assets of $20.1 million and current liabilities of $7.8 million.

We intend to meet our capital needs by driving revenue growth, containing costs as well as exploring other options. Management believes that the Company has sufficient cash on hand to sustain operations through at least May 31, 2019. There is no guarantee that additional capital can be raised to fund our future operations.

During the three months ended March 31, 2018, net cash used in operating activities was $2.5 million, of which $2.2 million was used in continuing operations and $0.3 million was used in discontinued operations. The main component of cash used in operating activities during the three months ended March 31, 2018 was the net loss of $3.2 million. During the three months ended March 31, 2017, net cash used in operating activities was $4.1 million, of which $3.3 million was used in continuing operations and $0.8 million was used in discontinued operations. The main component of cash used in operating activities during the three months ended March 31, 2017 was a decrease in accrued payroll of $1.6 million and accrued liabilities of $0.7 million. For the three months ended March 31, 2018, there was $0.1 million of net cash used in investing activities in the purchase of lab equipment. There was no cash used in investing activities for the three months ended March 31, 2017.

For the three months ended March 31, 2018, there was no cash from financing activities. For the three months ended March 31, 2017, there was net cash provided from financing activities of $10.7 million, which resulted from the issuance of common stock in our three direct offerings completed in the first quarter of 2017.

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

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2018.

Reference should be made to our most recent Annual Report on Form 10-K for additional information regarding discussion of the effectiveness of the Company’s controls and procedures.

Changes in internal controls

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INTERPACE DIAGNOSTICS GROUP, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

“Item 3- Legal Proceedings” of our most recent Annual Report on Form 10-K filed on March 23, 2018 includes a discussion of our legal proceedings, as does Note 6, Commitments and Contingencies, to the accompanying condensed consolidated financial statements. During the fiscal quarter ended March 31, 2018, there have been no material changes from the proceedings disclosed in our Form 10-K.

Item 1A. Risk Factors.

Not applicable as we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 6. Exhibits

Exhibit No.	Description

4.1	Amended and Restated 2004 Stock Award and Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement (File No. 000-24249), filed on August 14, 2017).*

10.1	Form of Restricted Stock Unit Agreement for Employees, filed herewith.

10.2	Form of Restricted Stock Unit Agreement for Directors, filed herewith.

10.3	Form of Non-Qualified Stock Option Agreement, filed herewith.

10.4	Form of Incentive Option Agreement, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date: May 15, 2018	Interpace Diagnostics Group, Inc.
(Registrant)

/s/ Jack E. Stover
Jack E. Stover
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James Early
James Early
Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas Freeburg
Thomas Freeburg
Chief Accounting Officer
(Principal Accounting Officer)

