Form 10-Q
period 2018-06-30
Interpace Diagnostics Group, Inc.
filed 2018-08-09
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding August 3, 2018
Common stock, $0.01 par value	28,194,275

INTERPACE DIAGNOSTICS GROUP, INC.

FORM 10-Q FOR PERIOD ENDED JUNE 30, 2018

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$10,084	$15,199
Accounts receivable, net	7,647	3,437
Other current assets	1,474	1,172
Total current assets	19,205	19,808
Property and equipment, net	640	654
Other intangible assets, net	31,480	33,105
Other long-term assets	31	31
Total assets	$51,356	$53,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,173	$391
Accrued salaries and bonus	938	1,394
Other accrued expenses	4,304	5,004
Current liabilities from discontinued operations	939	1,302
Total current liabilities	7,354	8,091
Contingent consideration	1,111	1,349
Other long-term liabilities	4,339	4,289
Total liabilities	12,804	13,729

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 28,267,344 and 27,900,806 shares issued, respectively; 28,194,275 and 27,836,456 shares outstanding, respectively	282	278
Additional paid-in capital	174,360	173,062
Accumulated deficit	(134,410)	(131,800)
Treasury stock, at cost (73,069 and 64,350 shares, respectively)	(1,680)	(1,671)
Total stockholders’ equity	38,552	39,869
Total liabilities and stockholders’ equity	$51,356	$53,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue, net	$5,501	$3,855	$10,310	$7,325
Cost of revenue (excluding amortization of $813 and $813 for the three months and $1,626 and $1,626 for the six months, respectively)	2,247	1,879	4,827	3,651
Gross profit	3,254	1,976	5,483	3,674
Operating expenses:
Sales and marketing	2,095	1,555	4,086	2,691
Research and development	518	413	1,019	719
General and administrative	1,726	2,793	3,897	4,315
Acquisition related amortization expense	813	813	1,626	1,626
Change in fair value of contingent consideration	-	-	-	(5,776)
Total operating expenses	5,152	5,574	10,628	3,575

Operating (loss) income	(1,898)	(3,598)	(5,145)	99
Interest expense	-	(216)	-	(469)
Loss on extinguishment of debt	-	(2,731)	-	(4,278)
Other income (expense), net	33	(8)	144	(44)
Loss from continuing operations before tax	(1,865)	(6,553)	(5,001)	(4,692)
Provision (benefit) for income taxes	8	(301)	14	(298)
Loss from continuing operations	(1,873)	(6,252)	(5,015)	(4,394)
(Loss) income from discontinued operations, net of tax	(44)	(54)	(95)	502
Net loss	$(1,917)	$(6,306)	$(5,110)	$(3,892)

Basic (loss) income per share of common stock:
From continuing operations	$(0.07)	$(0.65)	$(0.18)	$(0.64)
From discontinued operations	(0.00)	(0.01)	(0.00)	0.07
Net loss per basic share of common stock	$(0.07)	$(0.65)	$(0.18)	$(0.57)

Diluted (loss) income per share of common stock:
From continuing operations	$(0.07)	$(0.65)	$(0.18)	$(0.64)
From discontinued operations	(0.00)	(0.01)	(0.00)	0.07
Net loss per diluted share of common stock	$(0.07)	$(0.65)	$(0.18)	$(0.57)
Weighted average number of common shares and common share equivalents outstanding:
Basic	27,933	9,657	27,894	6,877
Diluted	27,933	9,657	27,894	6,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	For The Six Months Ended
	June 30, 2018
	Shares	Amount
Common stock:
Balance at January 1	27,901	$278
Common stock issued	366	4
Balance at June 30	28,267	282
Treasury stock:
Balance at January 1	64	(1,671)
Treasury stock purchased	9	(9)
Balance at June 30	73	(1,680)
Additional paid-in capital:
Balance at January 1		173,062
Stock-based compensation expense		1,016
Common stock issued		282
Balance at June 30		174,360
Accumulated deficit:
Balance at January 1		(131,800)
Net loss		(5,110)
Adoption of ASC 606, see Note 3		2,500
Balance at June 30		(134,410)
Total stockholders’ equity		$38,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2018	2017

Cash Flows Used in Operating Activities
Net loss	$(5,110)	$(3,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,710	1,937
Interest accretion	1	271
Provision for bad debt	-	25
Amortization of debt issuance costs	-	117
Mark to market on derivatives	-	61
Reversal of severance accrual	-	(2,034)
Reversal of DOJ accrual	(350)	-
Mark to market on warrants	(66)	76
Loss on extinguishment of debt	-	4,278
Stock-based compensation, consulting agreements	24	-
Stock-based compensation	1,016	206
Change in fair value of contingent consideration	-	(5,776)
Other changes in assets and liabilities:
Increase in accounts receivable	(1,710)	(512)
(Increase) decrease in other current assets	(40)	53
Decrease in other long-term assets	-	220
Increase (decrease) in accounts payable	782	(1,358)
Decrease in accrued salaries and bonus	(456)	(1,549)
Decrease in other accrued expenses	(944)	(789)
Increase in other long-term liabilities	116	94
Net cash used in operating activities	(5,027)	(8,572)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(79)	-
Net cash used in investing activities	(79)	-

Cash Flows Used in Financing Activities
Issuance of common stock, net of expenses	-	22,263
Cash paid for repurchase of restricted shares	(9)	(28)
Net cash (used in) provided by financing activities	(9)	22,235

Net (decrease) increase in cash and cash equivalents	(5,115)	13,663
Cash and cash equivalents – beginning	15,199	602
Cash and cash equivalents – ending	$10,084	$14,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes (the “Interim Financial Statements”) should be read in conjunction with the consolidated financial statements of Interpace Diagnostics Group, Inc. (the “Company” or “Interpace”), and its wholly-owned subsidiaries, Interpace Diagnostics Lab Inc., Interpace Diagnostics Corporation and Interpace Diagnostics, LLC, and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 23, 2018. The condensed Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, (“Group DCA”); InServe Support Solutions; and TVG, Inc. and its Commercial Services (“CSO”) business unit which was sold on December 22, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

2.	LIQUIDITY

As of June 30, 2018, the Company had cash and cash equivalents of $10.1 million, net accounts receivable of $7.6 million, total current assets of $19.2 million and total current liabilities of $7.4 million. For the six months ended June 30, 2018, the Company had a net loss of $5.1 million and cash used in operating activities was $5.0 million.

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

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

Revenue Recognition

Our Services

We are a fully integrated commercial and bioinformatics company that develops and provides clinically useful molecular diagnostic tests and pathology services. We develop and commercialize molecular diagnostic tests and related first line assays principally focused on early detection of patients at high risk of cancer and leverage the latest technology and personalized medicine for improved patient diagnosis and management. We currently have four commercialized molecular diagnostic assays in the marketplace for which we are receiving reimbursement: PancraGEN®, which is a pancreatic cyst and pancreaticobiliary solid lesion molecular test that helps physicians better assess risk of pancreaticobiliary cancers using our proprietary PathFinderTG® platform; ThyGenX® (now known as ThyGeNEXT™), which is an oncogenic mutation panel that helps identify malignant thyroid nodules; ThyraMIR®, which assesses thyroid nodules for risk of malignancy utilizing a proprietary microRNA gene expression assay; and RespriDX™, launched in September 2017, for assessing metastatic versus primary lung cancer tumors. RespriDX™ also utilizes our PathFinderTG® platform and compares the genetic fingerprint of two or more sites of lung cancer to determine whether the neoplastic deposits are representative of a recurrence of cancer or a new primary (independent) cancer. We are also “soft launching” BarreGEN®, an esophageal cancer risk classifier for Barrett’s Esophagus that also utilizes our PathFinder TG® platform.

Adoption of Accounting Standards Codification Topic 606 (“ASC 606”), “Revenue from Contracts with Customers”

Effective January 1, 2018, the Company adopted ASC 606 which amends the guidance for the recognition of revenue from contracts with customers for the transfer of goods and services, by using the modified-retrospective method applied to any contracts that were not completed as of January 1, 2018. The results for the reporting period beginning after January 1, 2018, are presented in accordance with the new standard, although comparative information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods.

Upon adoption, the Company performed a comprehensive analysis of existing revenue arrangements as of January 1, 2018 following the five-step model outlined in ASC 606. Based on our analysis, we recorded a cumulative adjustment to opening accumulated deficit and increase of accounts receivable of $2.5 million as of January 1, 2018. The cumulative impact was driven by a change in the timing of revenue recognition for certain payer categories and the related proprietary tests performed. The balance of accounts receivable related to the adjustment is approximately $0.9 million as of June 30, 2018.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

The following tables present the effect of the adoption of ASC Topic 606 on our condensed consolidated balance sheet and revenue as of and for the six months ended June 30, 2018:

Consolidated Balance Sheet:

	June 30, 2018
		(unaudited)
	As reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Accounts receivable, net	$7,647	$6,731	$916
Accumulated deficit	(134,410)	(136,910)	(2,500)

Revenue:

	For the six months ended June 30, 2018
		(unaudited)
	As reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenue, net	$10,310	$9,580	$730

Historically, for certain third-party payers that did not have established contractual reimbursement rates or a predictable pattern of collectability, including commercial insurance carriers, Medicaid and certain direct-bill payers (primarily hospitals, but also laboratories), the Company previously recognized revenues when the fee was fixed or determinable and collectability was reasonably assured, which was upon request of third-party payer notification of payment or when cash was received. Under the new standard, the Company estimates the variable consideration within the transaction price for all third-party payers and proprietary tests and recognizes revenue as the Company satisfies its performance obligations.

In addition, the Company updated its estimates of the expected transaction price and related reimbursement rates for its payer categories and related proprietary tests based on the variable consideration guidance in ASC 606. This consisted of updating the reimbursement rates realized by the Company’s proprietary tests based on historical amounts received by each payer category for the corresponding tests performed.

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

Revenue Recognition after adoption of ASC 606

Upon adoption of ASC 606, the Company recognizes revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price using the expected value method based on historical experience.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

The Company derives its revenues from the performance of its proprietary tests. The Company’s performance obligation is fulfilled upon completion, review and release of test results to the customer. The Company subsequently bills third-party payers or direct-bill payers for the proprietary tests performed. Revenue is recognized based on the estimated transaction price or net realizable value (“NRV”), which is determined based on historical collection rates by each payer category for each proprietary test offered by the Company. The Company regularly reviews the ultimate amounts received from the third-party payers and related estimated reimbursement rates and adjusts the NRV’s and related contractual allowances accordingly. If actual collections and related NRV’s vary from our estimates, we will adjust the estimates of contractual allowances, which would affect net revenue in the period such variances become known.

Disaggregated Revenues

We operate in a single operating segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, which is consistent with internal management reporting. For the six-month periods ended June 30, 2018 and June 30, 2017, the majority of the Company’s revenues were derived from its molecular diagnostic tests.

Financing and Payment

Our payment terms vary by third-party payers and type of proprietary testing services performed. The term between invoicing and when payment is due is not significant.

Costs to Obtain or Fulfill a Customer Contract

Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in sales and marketing expense in the condensed consolidated statements of operations.

Accounts Receivable

The Company’s accounts receivable represent unconditional rights to consideration and are generated using its proprietary tests. The Company’s services are fulfilled upon completion of the test, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payer or direct-bill payer. Prior to the adoption of ASC 606 on January 1, 2018, the Company recognized accounts receivable related to billings for Medicare, Medicare Advantage, and direct-bill payers on an accrual basis, net of contractual adjustment, when collectability was reasonably assured. Under ASC 606 accounts receivable is now recognized for all payer groups, net of contractual adjustment and net of estimated uncollectable amounts. Contractual adjustments represent the difference between the list prices and the reimbursement rates set by third party payers, including Medicare, commercial payers, and amounts billed to direct-bill payers. Specific accounts may be written off after several appeals, which in some cases may take longer than twelve months.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

Other Current Assets

Other current assets consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(unaudited)

Indemnification asset	$875	$875
Prepaid assets	556	266
Other	43	31
	$1,474	$1,172

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

Discontinued Operations

The Company accounts for business dispositions and its businesses held for sale in accordance with ASC 205-20, Discontinued Operations (“ASC 205-20”). ASC 205-20 requires the results of operations of business dispositions to be segregated from continuing operations and reflected as discontinued operations in current and prior periods. See Note 11, Discontinued Operations for further information.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted loss per share for the three- and six-month periods ended June 30, 2018 and 2017 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)

Basic weighted average number of common shares	27,933	9,657	27,894	6,877
Potential dilutive effect of stock-based awards	-	-	-	-
Diluted weighted average number of common shares	27,933	9,657	27,894	6,877

The following outstanding stock-based instruments were excluded from the computation of the effect of dilutive securities on loss per share for the following periods because they would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)

Options	2,256	323	2,256	323
Stock-settled stock appreciation rights (SARs)	59	85	59	85
Restricted stock units (RSUs)	220	68	220	68
Warrants	13,542	17,105	13,542	17,105
	16,077	17,581	16,077	17,581

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

4.	OTHER INTANGIBLE ASSETS

The net carrying value of the identifiable intangible assets as of June 30, 2018 and December 31, 2017 are as follows:

		As of June 30, 2018	As of December 31, 2017
		(unaudited)
	Life	Carrying	Carrying
	(Years)	Amount	Amount
Diagnostic assets:
Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	18,351	18,351
Total		$43,011	$43,011
Diagnostic lab:
CLIA Lab	2.3	$609	$609

Accumulated Amortization		$(12,140)	$(10,515)

Net Carrying Value		$31,480	$33,105

Amortization expense was approximately $0.8 million for the three-month periods ended June 30, 2018 and 2017, respectively, and approximately $1.6 million for the six-month periods ended June 30, 2018 and 2017, respectively. Amortization of our diagnostic assets begins upon launch of the product. Estimated amortization expense for the next five years is as follows, based on current assumptions of future product launches:

2018	2019	2020	2021	2022
$3,252	$5,292	$5,292	$4,908	$2,987

5.	FAIR VALUE MEASUREMENTS

Cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their relative short-term nature. The Company’s financial liabilities reflected at fair value in the condensed consolidated financial statements include contingent consideration and warrant liability. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including the market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based upon observable inputs used in the valuation techniques, the Company is required to provide information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values into three broad levels as follows:

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

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The valuation methodologies used for the Company’s financial instruments measured on a recurring basis at fair value, including the general classification of such instruments pursuant to the valuation hierarchy, are set forth in the tables below:

	As of June 30, 2018		Fair Value Measurements
	Carrying	Fair	As of June 30, 2018
	Amount	Value	Level 1	Level 2	Level 3
	(unaudited)
Liabilities:
Contingent consideration:
Asuragen (1)	$1,427	$1,427	$-	$-	$1,427
Other long-term liabilities:
Warrant liability (2)	407	407	-	-	407
	$1,834	$1,834	$-	$-	$1,834

	As of December 31, 2017		Fair Value Measurements
	Carrying	Fair	As of December 31, 2017
	Amount	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration:
Asuragen (1)	$1,581	$1,581	$-	$-	$1,581
Other long-term liabilities:
Warrant liability (2)	473	473	-	-	473
	$2,054	$2,054	$-	$-	$2,054

(1)(2) See Note 7, Accrued Expenses and Long-Term Liabilities

In connection with the acquisition of certain assets from Asuragen, the Company recorded contingent consideration related to contingent payments and other revenue-based payments. The Company determined the fair value of the contingent consideration based on a probability-weighted income approach derived from revenue estimates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.

On June 21, 2017, the Company closed on a public offering issuing both Pre-Funded Warrants and Underwriters Warrants to purchase 2,600,000 shares and 575,000 shares of the Company’s common stock, respectively. Both the Pre-Funded and Underwriters Warrants include a cash settlement feature in the event of certain circumstances. Accordingly, both the Pre-Funded and Underwriters Warrants are classified as liabilities and were fair valued using the Black Scholes Option-Pricing Model, the inputs for which included exercise price of the respective warrants, market price of the underlying common shares, expected term, volatility based on the Company’s historical market price, and the risk-free rate corresponding to the expected term of the underlying agreement. Changes to the fair value of the warrant liabilities are recorded in Other income (expense), net. The Pre-Funded Warrants were fully exercised in 2017 and therefore the Company has no remaining liability associated with those warrants.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

A roll forward of the carrying value of the Contingent consideration liability and the Underwriters’ Warrant to June 30, 2018 is as follows:

				Cancellation	Mark to
	December 31,			of Obligation/	Market	June 30,
	2017	Payments	Accretion	Conversions	Adjustment	2018
	(unaudited)

Asuragen	$1,581	$(155)	$1	$-	$-	$1,427

Underwriters Warrant	473	-		-	(66)	407
	$2,054	$(155)	$1	$-	$(66)	$1,834

Certain of the Company’s non-financial assets, such as other intangible assets, are re-measured at fair value on a nonrecurring basis, if and when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

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

As of June 30, 2018, the Company’s accrual for litigation and threatened litigation was not material to the condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

RedPath – DOJ Settlement

In connection with the October 31, 2014 acquisition of RedPath Integrated Pathology, Inc., (“RedPath”), the Company assumed a liability for the settlement agreement entered into by the former owners of RedPath with the Department of Justice (“DOJ”). Under the terms of the settlement agreement, the Company was obligated to make payments to the DOJ for the calendar years ended December 31, 2014 through 2017, up to a maximum of $3.0 million. Payments were due on March 31st following the calendar year in which the revenue milestones were achieved. The Company made payments totaling $0.5 million during the year ended December 31, 2017 related to fiscal 2016 and had accrued $0.5 million for its potential liability for fiscal 2017, the final year of the settlement agreement. During the second quarter of 2018, the Company entered into an agreement with the DOJ to settle in full the outstanding fiscal 2017 liability at approximately $0.15 million and paid this amount as the final settlement payment in July 2018.

Prolias Technologies, Inc. v. PDI, Inc.

On April 8, 2015, Prolias Technologies, Inc. (“Prolias”) filed a complaint (the “Complaint”) against the Company with the Superior Court of New Jersey (Morris County) (the “Court”) in a matter entitled Prolias Technologies, Inc. v. PDI, Inc. In the Complaint, Prolias alleged that it and the Company entered into an August 19, 2013 collaboration agreement and an amendment thereto (collectively, the “Agreement”) whereby Prolias and the Company agreed to work in good faith to commercialize a diagnostic test known as “Thymira.” On March 9, 2017, the Court entered a final judgment in the Company’s favor against Prolias for the sum of $636,053 plus ten percent interest continuing to accrue on the principal balance of $500,000 unless and until paid. Final judgment was also entered in the Company’s favor and against Prolias, declaring Prolias is deemed to have executed and delivered to the Company a promissory note in the amount of $1,000,000 and Prolias is obligated to repay the Company the principal amount and all interest in accordance with the terms of the promissory note and the Agreement. On April 3, 2017, the final judgment against Prolias was recorded as a statewide lien. The Company has not recovered on the judgment against Prolias and no assurance can be given that the Company will ever be able to recover on the judgment in the future.

Pittsburgh Lease

On March 15, 2018, the Company amended the lease for its Pittsburgh laboratory to extend it through June 30, 2023. The lease is for 20,000 square feet of laboratory and office space, with monthly base rent of $33,333 beginning July 1, 2018, escalating by twenty-five percent (25%) on July 1, 2019 to $41,667 per month. The Company may, at its option, extend the term of the Lease for two consecutive terms of five years each, with the monthly base rent escalating by ten percent (10%) for each of the additional five year terms.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

7.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

Other accrued expenses consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(unaudited)

Accrued royalties	$573	$296
Indemnification liability	875	875
Contingent consideration	316	232
DOJ settlement	150	500
Accrued professional fees	690	700
Taxes payable	471	515
Unclaimed property	565	565
All others	664	1,321
	$4,304	$5,004

Long-term liabilities consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(unaudited)

Warrant liability	$407	$473
Uncertain tax positions	3,838	3,734
Other	94	82
	$4,339	$4,289

8.	STOCK-BASED COMPENSATION

Stock Incentive Plan

The Company’s stock-incentive program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, the Company is able to grant options, SARs and restricted shares from the Interpace Diagnostics Group, Inc. Amended and Restated 2004 Stock Award and Incentive Plan, (the “Amended 2004 Plan”). Unless earlier terminated by action of its Board of Directors, the Amended 2004 Plan will remain in effect until such time as no stock remains available for delivery and the Company has no further rights or obligations under the Amended 2004 Plan with respect to outstanding awards thereunder.

Historically, stock options have been granted with an exercise price equal to the market value of the common stock on the date of grant, expire 10 years from the date they are granted, and generally vested over a one to three-year period for employees and members of the Board of Directors. Upon exercise, new shares will be issued by the Company. The Company granted stock options in 2017 which vest monthly over a one-year period. SARs are generally granted with a grant price equal to the market value of the common stock on the date of grant, vest one-third each year on the anniversary of the date of grant and expire five years from the date of grant. The restricted shares and restricted stock units granted to employees generally have a three-year graded vesting period and are subject to accelerated vesting and forfeiture under certain circumstances. Restricted shares and restricted stock units granted to board members generally have a three-year graded vesting period and are subject to accelerated vesting and forfeiture under certain circumstances.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

During March 2018, the Company’s Chief Executive Officer, Chief Financial Officer, senior executives and members of the Board were granted incentive stock options to purchase an aggregate of 745,600 shares of common stock with an exercise price of $1.01 per share and 186,400 RSUs, (subject generally to the executive’s or board member’s, as applicable, continued service with the Company), which vest one-third each year over a period of three years.

The following table provides the weighted average assumptions used in determining the fair value of the stock option awards granted during the six-month periods ended June 30, 2018 and 2017.

	Six Months Ended
	June 30, 2018	June 30, 2017
	(unaudited)

Risk-free interest rate	2.65%	1.96%
Expected life	6.00	4.91
Expected volatility	126.93%	138.71%
Dividend yield	-	-

The Company recognized approximately $0.4 million and $0.1 million of stock-based compensation expense during the three-month periods ended June 30, 2018 and 2017, respectively, and approximately $1.0 million and $0.2 million for the six month periods ended June 30, 2018 and 2017, respectively.

9.	INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on (loss) income from continuing operations and the effective tax rate for the three- and six-month periods ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

Provision (benefit) from income tax	$8	$(301)	$14	$(298)
Effective income tax rate	(0.4)%	4.6%	(0.3)%	6.4%

Income tax expense for the three- and six-month periods ended June 30, 2018 was primarily due to minimum state and local taxes.

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

The components of liabilities classified as discontinued operations relate to Commercial Services and consist of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(unaudited)

Accounts payable	$192	$192
Other	747	1,110
Current liabilities from discontinued operations	939	1,302
Total liabilities	$939	$1,302

12.	LONG-TERM DEBT

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

The Company has no long-term debt.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents cash flows used in the Company’s discontinued operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017
	(unaudited)
Net cash used in operating activities of discontinued operations	$(354)	$(883)

Supplemental Cash Flow Information

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
	(unaudited)
Operating
Adoption of ASC 606	$2,500	$-
Prepaid stock grants issued to vendors	$286	$-

Investing
Acquisition of property and equipment in other accrued expenses	$46	$-

Financing
Settlement of the RedPath Note	$-	$(8,098)
Issuance of the Exchange Notes	$-	$11,375
Non-cash equity conversion costs	$-	$(173)
Debt issuance costs	$-	$(511)
Warrants issued through Termination Agreement*	$-	$193
Common shares issued in debt exchange	$-	$8,869

*See Note 14, Equity

14.	EQUITY

As more fully described in our Form 10-K filed on March 23, 2018, during the first quarter of fiscal 2017 the Company issued 2,793,000 common shares and 855,000 warrants for gross proceeds amounting to $12.2 million. In addition, as described in Note 12, Long-Term Debt, the Company issued 3,795,429 common shares in connection with the RedPath Debt Exchange and conversion of Senior Convertible Notes. As part of the Debt Exchange, the Company entered into a Termination Agreement with RedPath Equityholder Representative, LLC, terminating milestone and royalty payments and issued 5 year warrants to acquire an aggregate of 100,000 shares of the Company’s common stock at a fixed price of $4.69 per share.

During the second quarter of 2017, the Company completed a public offering of (i) 9,900,000 shares of the Company’s common stock (the “Firm Shares”), (ii) warrants to purchase 12,500,000 shares of Common Stock at an exercise price equal to $1.25 per share (the “Base Warrants”) and (iii) warrants to purchase 2,600,000 shares of Common Stock at an exercise price equal to $0.01 per share (the “Pre-Funded Warrants”). Each Firm Share and accompanying Base Warrant was sold for a combined effective price of $1.10, and each Pre-Funded Warrant and accompanying Base Warrant was sold for a combined effective price of $1.09. The issuance of the Firm Shares and the Pre-Funded Warrants resulted in combined gross proceeds of the offering totaling $13.7 million, with approximately $12.3 million of net funds available to the Company after deducting underwriting discounts and other stock issuance expenses.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

15.	WARRANTS

There was no warrant activity for the six months ended June 30, 2018. Warrants outstanding for the period ended June 30, 2018 are as follows:

Description	Classification	Exercise Price	Expiration Date	Warrants Issued	Warrants Exercised	Warrants Cancelled/ Expired	Balance December 31, 2017	Balance June 30, 2018

Private Placement Warrants, issued January 25, 2017	Equity	$4.69	June 2022	855,000	-	-	855,000	855,000
RedPath Warrants, issued March 22, 2017	Equity	$4.69	September 2022	100,000	-	-	100,000	100,000
Pre-Funded Warrants, issued June 21, 2017	Liability	$0.01	None	2,600,000	(2,600,000)	-	-	-
Underwriters Warrants, issued June 21, 2017	Liability	$1.32	December 2022	575,000	-	(40,000)	535,000	535,000
Base & Overallotment Warrants, issued June 21, 2017	Equity	$1.25	June 2022	14,375,000	(5,672,852)	-	8,702,148	8,702,148
Vendor Warrants, issued August 6, 2017	Equity	$1.25	August 2020	150,000	-	-	150,000	150,000
Warrants issued October 12, 2017	Equity	$1.80	April 2022	3,200,000	-	-	3,200,000	3,200,000

				21,855,000	(8,272,852)	(40,000)	13,542,148	13,542,148

16.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers,” previously defined in Note 3 as “ASC 606”. The standard, including subsequently issued amendments, replaces most existing revenue recognition guidance in U.S. GAAP. The key focus of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this key focus, there is a five-step approach outlined in the standard. We adopted this new standard as of January 1, 2018, by using the modified-retrospective method. See Note 3, Summary of Significant Accounting Policies, for further details.

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

Nasdaq Correspondence

On May 4, 2018, the Company was notified by NASDAQ that we were no longer in compliance with the minimum bid price requirements of NASDAQ for continued listing and that we had until October 31, 2018 to regain compliance with this requirement or face delisting. On July 30, 2018 NASDAQ notified the Company that effective July 27, 2018 the Company was in compliance with the minimum bid price requirements of NASDAQ and the matter was determined to be closed.

Line of credit

Effective July 2018, the Company signed a letter of intent with Silicon Valley Bank to provide up to a 3-year $4,000,000 line of credit based on 80% of net available receivables, including a term portion of $850,000 to support capital expansions.

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	our ability to profitably grow our business, including our ability to finance our business on acceptable terms and successfully compete in the market;

●	our ability to obtain broad adoption of and ability to grow or continue to secure sufficient levels of reimbursement for our molecular diagnostic tests in a changing reimbursement environment;

●	whether we are able to successfully utilize our operating experience to sell our molecular diagnostic tests;

●	our limited operating history as a molecular diagnostics company;

●	our dependence on a concentrated selection of payers for our molecular diagnostic tests;

●	the demand for our molecular diagnostic tests from physicians and patients;

●	our reliance on our internal sales forces for business expansion;

●	our dependence on third parties for the supply of some of the materials used in our molecular diagnostic tests;

●	our ability to scale our operations, testing capacity and processing technology;

●	our ability to compete successfully with companies with greater financial resources;

●	our ability to obtain sufficient data and samples to cost effectively and timely perform sufficient clinical trials in order to support our current and future products;

●	product liability claims against us;

●	patent infringement claims against us;

●	our involvement in current and future litigation against us or our ability to collect on judgements found in our favor;

INTERPACE DIAGNOSTICS GROUP, INC.

●	the effect current and future laws, licensing requirements and regulation have on our business including the changing U.S. Food and Drug Administration, or the FDA, environment as it relates to molecular diagnosis;

●	the effect of potential adverse findings resulting from regulatory audits of our billing practices and the impact such results could have on our business;

●	our exposure to environmental liabilities as a result of our business;

●	the susceptibility of our information systems to security breaches, loss of data and other disruptions;

●	our ability to enter into effective electronic data interchange arrangements with our customers and third-party payers;

●	our billing practices and our ability to collect on claims for the sale of our molecular diagnostic tests;

●	our dependence on a third-party medical billing provider to operate effectively without delays, data loss, or other disruptions;

●	our ability to attract and retain qualified sales representatives and other key employees and management personnel;

●	competition in the segment of the molecular diagnostics industry in which we operate or expect to operate;

●	our ability to obtain additional funding when necessary, in order to implement our business models and strategies;

●	the results of any future impairment testing for other intangible assets;

●	our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such items on our revenues, profitability and ongoing business;

●	our compliance with our license agreements and our ability to protect and defend our intellectual property rights;

●	our ability to maintain our listing with The Nasdaq Capital Market (“NASDAQ”);

●	the effect of adverse weather conditions, such as hurricanes and floods, on our business;

●	failure of third-party service providers to perform their obligations to us;

●	the volatility of our stock price and fluctuations in our quarterly and annual revenues and earnings;

●	our ability to obtain and maintain sufficient laboratory space to meet our processing needs as well as our ability to pass regulatory inspections and continue to be certified CLIA laboratories and be CAP certified;

●	our ability to commercially leverage our bioinformatics data with pharmaceutical and other potential partners in new revenue lines;

INTERPACE DIAGNOSTICS GROUP, INC.

●	the ability to obtain or maintain supportive “guidelines” from trade and/or therapeutic related organizations focused on the clinical efficacy and utility of molecular diagnostics in our areas of focus; and

●	determination that our Advanced Diagnostic Laboratory Tests (ADLTs) have become affected by the pricing provisions of the Processing Access to Medicare Act of 2014 (“PAMA”) which could result in an across the board reduction in our reimbursement rates; and

●	Our ability to continue to develop and support our partially customized Laboratory Information System(LIMS), which is our automated basis of managing operations, storing data and customer information.

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

INTERPACE DIAGNOSTICS GROUP, INC.

Company Overview

We are a fully integrated commercial and bioinformatics company that develops and provides clinically useful molecular diagnostic tests and pathology services. We develop and commercialize molecular diagnostic tests and related first line assays principally focused on early detection of patients at high risk of cancer and leverage the latest technology and personalized medicine for improved patient diagnosis and management. Our tests and services provide mutational analysis of genetic material contained in suspect cysts, nodules and lesions that helps physicians risk-stratify thyroid, pancreatic, and other cancers to better inform treatment decisions. The molecular diagnostic tests we offer enable healthcare providers to avoid unnecessary surgeries and better assess the risk of cancer progression in their patients. We currently have four commercialized molecular diagnostic assays in the marketplace for which we are receiving reimbursement: PancraGEN®, which is a pancreatic cyst and pancreaticobiliary solid lesion molecular test that helps physicians better assess risk of pancreaticobiliary cancers using our proprietary PathFinderTG® platform; ThyGenX® (now ThyGeNEXT™) which is an oncogenic mutation panel that helps identify malignant thyroid nodules; and ThyraMIR®, which assess thyroid nodules for risk of malignancy utilizing a proprietary microRNA gene expression assay. We also launched in September 2017 RespriDX ™, which is a molecular test that helps physicians differentiate metastatic or recurrent lung cancer from the presence of a newly formed primary lung cancer. RespriDX™ also utilizes our PathFinderTG® platform to compare the genomic fingerprint of two or more sites of lung cancer. We are also in the process of “soft launching” while we gather additional market data, BarreGen®, an esophageal cancer risk classifier for Barrett’s Esophagus that also utilizes our PathFinderTG® platform.

Our mission is to provide personalized medicine through molecular diagnostics and innovation to advance patient care based on rigorous science. Our laboratories are licensed pursuant to federal law under the Clinical Laboratory Improvement Amendments (“CLIA”) and are accredited by the College of American Pathologists (“CAP”) and New York State (“NYS”). We are leveraging our licensed and accredited laboratories to develop and commercialize our assays and products. We aim to provide physicians and patients with diagnostic options for detecting genomic and other molecular alterations that are associated with gastrointestinal, endocrine, and lung cancers. Our customers consist primarily of physicians, hospitals and clinics.

The global molecular diagnostics market is estimated to be $6.5 billion and is a segment within the approximately $60 billion in vitro diagnostics market according to statistics from Kalorama Information, publisher of the Worldwide Market for In Vitro Diagnostic Tests. We believe that the molecular diagnostics market offers significant growth and strong patient value given the substantial opportunity it affords to lower healthcare costs by helping to reduce unnecessary surgeries and ensuring the appropriate frequency of monitoring. We are keenly focused on growing our test volumes, securing additional coverage and reimbursement, maintaining and growing our current reimbursement, supporting revenue growth for our four commercialized innovative tests, introducing related first line product and service extensions, as well as expanding our business by developing and promoting synergistic products in our markets. We believe that BarreGen® is a potentially important pipeline product, also built on the PathFinderTG® platform, which we believe is synergistic to our capabilities and potentially is a significant product opportunity in the gastrointestinal market, which is one of the sectors in which we operate.

Additional Reimbursement Coverage and Network Availability During 2018 (to-date)

Reimbursement progress is key for any molecular diagnostic company. We have been successful to date in 2018 expanding the reimbursement of our products. Specifically, the most significant progress we have made regarding payers to date in 2018 is as follows:

●	In February 2018, we announced that Horizon Blue Cross Blue Shield of New Jersey, the oldest and largest health plan in New Jersey, covering 3.8 million patients living in the Northeastern United States, has agreed to cover ThyGenX® (now ThyGeNEXT™) and ThyraMIR® for its members effective January 9, 2018.

●

In March 2018, we announced coverage of ThyGenX® (now ThyGeNEXT™) and ThyraMIR® by four new Blue Cross Blue Shield Plans: Blue Cross Blue Shield of Arizona, Blue Cross Blue Shield of South Carolina, Wellmark Blue Cross Blue Shield of Iowa, and Wellmark Blue Cross Blue Shield of South Dakota. These four plans combined represent over 5 million members.

INTERPACE DIAGNOSTICS GROUP, INC.

●	In March 2018 we announced that we had entered into a laboratory services agreement with Acupath Laboratories, Inc. based in Plainview, New York (Long Island) whereby Acupath’s Commercial team will be selling ThyGenX® (now ThyGeNEXT™) and ThyraMIR® as part of its menu for endocrinologists, endocrine surgeons, and other physicians focused on the diagnosis and treatment of thyroid cancer.

●	In April 2018, we announced that we had entered into an Agreement with BJC Healthcare of St. Louis, Missouri, one of the largest non-profit, integrated healthcare systems in the United States. The Agreement enables all physicians across the BJC system access to both ThyGenX® (now ThyGeNEXT™) and ThyraMIR® for patients with indeterminate thyroid nodules.

●	In May 2018, we announced that we had entered into an agreement with Vanderbilt University Medical Center (VUMC) based in Nashville, TN, one of the largest academic medical centers in the country. The agreement enables all physicians across the Vanderbilt system access to both ThyGenX® (now ThyGeNEXT™) and ThyraMIR® for patients with indeterminate thyroid nodules.

●	In May 2018, we announced that 14 Blue Cross Blue Shield plans across the country have published favorable coverage policies since the beginning of 2018 for ThyGenX® (now ThyGeNEXT™) and ThyraMIR®, the Company’s molecular tests for indeterminate thyroid nodules. The list of plans includes many of the largest Blue Cross Blue Shield plans in the country, including Blue Shield of California and Horizon Blue Cross Blue Shield of New Jersey, previously announced by us. As a result of these 14 new policies, over 75 million members participating in these plans now have coverage for ThyGenX® (now ThyGeNEXT™) and ThyraMIR® testing.

●	In June 2018, we announced coverage of ThyGenX® (now ThyGeNEXT™) and ThyraMIR® by Blue Cross Blue Shield of Florida, the largest health plan in Florida with over three million members. As of July 2018 there are twenty-seven regional Blue Cross Blue Shield regional payers, who have agreed to provide coverage for ThyGenX® (now ThyGeNEXT™) and ThyraMIR®.

●	In July 2018, we announced that we expanded the application of PancraGEN® beyond pancreatic cysts to include both biliary strictures and solid pancreatic lesions while gaining further Guideline support in the marketplace. PancraGEN® is the first and only commercially available integrated molecular pathology test for pancreaticobiliary cancers.

●	In July 2018, we also announced that CIGNA, one of the nation’s largest health plan providers, has agreed to cover ThyraMIR®, the first microRNA gene expression classifier for thyroid nodules, as medically necessary. This is in addition to its coverage of ThyGenX®, (now ThyGeNEXT™) as previously announced in 2017.

INTERPACE DIAGNOSTICS GROUP, INC.

DESCRIPTION OF REPORTING SEGMENTS

Since December 22, 2015, the Company reports its operations as one segment, molecular diagnostics and bioinformatics. The Company’s reporting segment structure is reflective of the way both the Company’s management and chief operating decision maker view the business, make operating decisions and assess performance. We believe this structure allows investors to better understand Company performance, better assess prospects for future cash flows, and make more informed decisions about the Company.

Revenue

The Company’s revenue is generated from the performance of its proprietary tests. The Company’s performance obligation is fulfilled upon completion, review and release of test results and subsequent billing to the third-party payer, hospital or service provider.

Revenue Recognition Prior to the Adoption of ASC 606

Historically, for the time periods through December 2017, the Company recognized revenue from services rendered when the following four revenue recognition criteria were met: persuasive evidence of an arrangement exists; services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. The Company recognized revenue related to billings for Medicare, Medicare Advantage, and direct-bill payers on an accrual basis, net of contractual adjustment, when there was a predictable pattern of collectability. Contractual adjustments represent the difference between the list prices and the reimbursement rate set by Medicare and Medicare Advantage, or the amounts billed to direct-bill payers, which approximates the Medicare rate. For certain third-party payers that did not have established contractual reimbursement rates or a predictable pattern of collectability, including commercial insurance carriers and Medicaid, the Company believed that the fee was fixed or determinable and collectability was reasonably assured only upon request of third-party payer notification of payment or when cash is received, and recognized revenue at that time.

Until a contract had been negotiated with a commercial insurance carrier or governmental program, the services may or may not be covered by these entities’ existing reimbursement policies. In the absence of an agreement with the patient or other clearly enforceable legal right to demand payment, the related revenue was only recognized upon the earlier of payment notification or cash receipt. Accordingly, we recognized revenue from commercial insurance carriers, government programs, and certain direct-bill healthcare providers without contracts when payment was received.

Revenue Recognition after the Adoption of ASC 606

Beginning January 1, 2018 under ASC 606, the Company began to recognize revenue for billings less contractual allowances and estimated uncollectable amounts for all payer groups on the accrual basis based upon a thorough analysis of historical receipts. The net amount derived and used for revenue recognition is referred to as the “net realizable value” or (“NRV”) for the particular test and payer group from which reimbursement is received. This derived NRV will be evaluated quarterly or as needed and then applied to future periods until recalculated.

The Company completed its analysis of the ASC 606 impact and incorporated further analysis of first quarter 2018 collections from its commercial payer base in finalizing its ASC 606 adjustments. The impact of recording the cumulative catch-up adjustment under the modified retrospective method was $2.5 million, recorded as an increase to opening retained earnings on January 1, 2018. Prior periods have not been retrospectively adjusted. The Company also finalized its analysis of modified internal controls over financial reporting and the disclosures required starting with Form 10-Q for the first quarter of 2018.

INTERPACE DIAGNOSTICS GROUP, INC.

Cost of services

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

Condensed Consolidated Results of Continuing Operations for the Quarter Ended June 30, 2018 Compared to the Quarter Ended June 30, 2017 (in thousands)

	Three Months Ended
	June 30,
	2018	2018	2017	2017

Revenue, net	$5,501	100.0%	$3,855	100.0%
Cost of revenue	2,247	40.8%	1,879	48.7%
Gross profit	3,254	59.2%	1,976	51.3%
Operating expenses:
Sales and marketing	2,095	38.1%	1,555	40.3%
Research and development	518	9.4%	413	10.7%
General and administrative	1,726	31.4%	2,793	72.5%
Acquisition related amortization expense	813	14.8%	813	21.1%
Total operating expenses	5,152	93.7%	5,574	144.6%

Operating loss	(1,898)	-34.5%	(3,598)	-93.3%
Interest expense	-	0.0%	(216)	-5.6%
Loss on extinguishment of debt	-	0.0%	(2,731)	-70.8%
Other income (expense), net	33	0.6%	(8)	-0.2%
Loss from continuing operations before tax	(1,865)	-33.9%	(6,553)	-170.0%
Provision (benefit) for income tax	8	0.1%	(301)	-7.8%
Loss from continuing operations	(1,873)	-34.0%	(6,252)	-162.2%
Loss from discontinued operations, net of tax	(44)	-0.8%	(54)	-1.4%
Net loss	$(1,917)	-34.8%	$(6,306)	-163.6%

INTERPACE DIAGNOSTICS GROUP, INC.

Revenue, net

Consolidated revenue for the three months ended June 30, 2018 increased by $1.6 million, or 42.7%, to $5.5 million, compared to $3.9 million for the three months ended June 30, 2017. This increase was principally attributable to increased test volume and commercial coverage for our thyroid tests and the change in revenue recognition under ASC 606 from cash basis to accrual of approximately $0.3 million for certain payer groups, as disclosed in the footnotes to the financial statements.

Cost of revenue

Consolidated cost of revenue for the three months ended June 30, 2018 increased by $0.4 million, or 19.6%. As a percentage of revenue cost of revenue decreased to 40.8% as compared to 48.7% in the comparable prior year period. The decrease as a percentage of revenue can be attributed to efficiencies in the manufacturing process relative to higher test volumes as well as the timing of purchases.

Gross profit

Consolidated gross profit for the three months ended June 30, 2018 increased $1.3 million, or 64.7%, to $3.3 million, compared to $2.0 million for the three months ended June 30, 2017. This increase was primarily related to the increase in revenue and improved laboratory cost efficiencies related to higher test volumes, as discussed above.

Sales and marketing expense

Sales and marketing expense was $2.1 million for the three months ended June 30, 2018 and as a percentage of revenue was 38.1%. For the three months ended June 30, 2017, sales and marketing expense was $1.6 million and 40.3% as a percentage of revenue. The increase in sales and marketing expense principally reflects an increase in salesforce costs as well as increased marketing spending.

Research and development

Research and development expense reflects clinical and research costs for supplies, laboratory tests and evaluations, scientific and administrative staff involved in clinical research, statistical research and product development related to new tests, products and programs. These costs were approximately $0.5 million for the three months ended June 30, 2018 and approximately $0.4 million for the three months ended June 30, 2017. As a percentage of revenue they were 9.4% for the three months ended June 30, 2018 and 10.7% for the three months ended June 30, 2017.

General and administrative

General and administrative expense for the three months ended June 30, 2018 was $1.7 million as compared to $2.8 million for the three months ended June 30, 2017. The decrease was primarily attributable to a net decrease in the Department of Justice (“DOJ”) accrual expense of approximately $0.5 million, $0.3 million in warrant issuance costs and $0.2 million in rent and moving expenses that occurred in the second quarter of 2017, with no similar cost in fiscal 2018.

INTERPACE DIAGNOSTICS GROUP, INC.

Acquisition related amortization expense

During both the three months ended June 30, 2018 and June 30, 2017, we recorded amortization expense of approximately $0.8 million in connection with the RedPath and Asuragen acquired intangible assets.

Operating loss

We experienced operating losses of $1.9 million for the three months ended June 30, 2018 and $3.6 million for the three months ended June 30, 2017. The decrease in the operating loss for the three months ended June 30, 2018 was primarily attributable to the increase in revenue and gross profit and the decrease in G&A expenses discussed above.

Provision (benefit) for income taxes

We had income tax expense of approximately $8,000 for the three months ended June 30, 2018 and an income tax benefit of approximately $0.3 million for the three months ended June 30, 2017. Income tax expense for 2018 was primarily due to required minimum state and local taxes. The income tax benefit for 2017 was primarily due to allocation of tax expense between continuing and discontinued operations.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $44,000 for the three months ended June 30, 2018 and a loss from discontinued operations of $0.1 million for the three months ended June 30, 2017. The loss from discontinued operations for both periods was primarily related to the allocation of income tax expense.

INTERPACE DIAGNOSTICS GROUP, INC.

Condensed Consolidated Results of Continuing Operations for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017 (in thousands)

	Six Months Ended
	June 30,
	2018	2018	2017	2017

Revenue, net	$10,310	100.0%	$7,325	100.0%
Cost of revenue	4,827	46.8%	3,651	49.8%
Gross profit	5,483	53.2%	3,674	50.2%
Operating expenses:
Sales and marketing	4,086	39.6%	2,691	36.7%
Research and development	1,019	9.9%	719	9.8%
General and administrative	3,897	37.8%	4,315	58.9%
Acquisition related amortization expense	1,626	15.8%	1,626	22.2%
Change in fair value of contingent consideration	-	0.0%	(5,776)	-78.9%
Total operating expenses	10,628	103.1%	3,575	48.8%

Operating (loss) income	(5,145)	-49.9%	99	1.4%
Interest expense	-	0.0%	(469)	-6.4%
Loss on extinguishment of debt	-	0.0%	(4,278)	-58.4%
Other income (expense), net	144	1.4%	(44)	-0.6%
Loss from continuing operations before tax	(5,001)	-48.5%	(4,692)	-64.1%
Provision (benefit) for income tax	14	0.1%	(298)	-4.1%
Loss from continuing operations	(5,015)	-48.6%	(4,394)	-60.0%
(Loss) income from discontinued operations, net of tax	(95)	-0.9%	502	6.9%
Net loss	$(5,110)	-49.6%	$(3,892)	-53.1%

Revenue, net

Consolidated revenue for the six months ended June 30, 2018 increased by $3.0 million, or 40.8%, to $10.3 million, compared to $7.3 million for the six months ended June 30, 2017.

This increase was principally attributable to increased test volume and commercial coverage for our thyroid tests and the change in revenue recognition under ASC 606 from cash basis to accrual of approximately $0.7 million for certain payer groups, as disclosed in the footnotes to the financial statements.

Cost of revenue

Consolidated cost of revenue for the six months ended June 30, 2018 increased by $1.2 million or 32.2% as compared to the same period in 2017. The primary reason for the increase was the increase in test volumes over the prior year. As a percentage of revenue, cost of revenue decreased to 46.8% as compared to 49.8% in the comparable prior year period due primarily to laboratory cost efficiencies relative to the increase in test volume and related revenues.

Gross profit

Gross profit, as a percentage of revenue, increased to 53.2% for the six months ended June 30, 2018 as compared to 50.2% for the six months ended June 30, 2017. This increase was also primarily due to laboratory cost efficiencies relative to the increase in test volume and related revenues.

INTERPACE DIAGNOSTICS GROUP, INC.

Sales and marketing expense

Sales and marketing expenses were $4.1 million for the six months ended June 30, 2018, and as a percentage of revenue was 39.6%. For the six months ended June 30, 2017, sales and marketing expenses were $2.7 million and 36.7% as a percentage of revenue. The increase in sales and marketing expense principally reflect an increase in salesforce costs as well as increased marketing spending.

Research and development

Research and development costs totaled $1.0 million for the six months ended June 30, 2018 and as a percentage of revenue were 9.9%. For the six months ended June 30, 2017 the expense was $0.7 million and as a percentage of revenue was 9.8%. The increase in research and development expenses was primarily due to an increase in certain costs that are internally allocated to Research and Development, as well as an increase in employee stock compensation costs affiliated with research and development personnel.

General and administrative

General and administrative expense for the six months ended June 30, 2018 was $3.9 million as compared to $4.3 million for the six months ended June 30, 2017. This decrease was primarily attributable to a comparable reduction in DOJ settlement expense totaling $1.1 million, partially offset by an increase in employee expenses of $0.6 million in the current year.

Acquisition related amortization expense

During both the six months ended June 30, 2018 and June 30, 2017, we recorded amortization expense of approximately $1.6 million.

Change in fair value of contingent consideration

During the six months ended June 30, 2017, there was a $5.8 million reduction in the contingent consideration liability as the result of the termination of the contingent consideration agreement with Redpath Equity Holders Representative, LLC, for amounts associated with future royalty payments for the assets acquired from Redpath, as disclosed in Note 14, Equity of the footnotes to the financial statements.

Operating (loss) income

We experienced an operating loss of $5.1 million for the six months ended June 30, 2018, and operating income of $0.1 million during the six months ended June 30, 2017. The operating income for the six months ended June 30, 2017 was primarily attributable to the reversal of our RedPath contingent consideration liability of $5.8 million. Without the reversal of contingent consideration, the operating income from continuing operations for the six months ended June 30, 2017 would have been an operating loss of $5.7 million.

INTERPACE DIAGNOSTICS GROUP, INC.

Provision (benefit) for income taxes

We had income tax expense of approximately $14,000 for the six months ended June 30, 2018 and an income tax benefit of approximately $0.3 million for the six months ended June 30, 2017. The income tax benefit for 2017 was primarily due to allocation of tax expense between continuing and discontinued operations.

(Loss) income from discontinued operations, net of tax

We had a loss from discontinued operations of $0.1 million for the six months ended June 30, 2018 and income from discontinued operations of $0.5 million for the six months ended June 30, 2017. The income from discontinued operations for the six months ended June 30, 2017 was primarily related to reversals of severance accruals.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2018, we had an operating loss of $5.1 million. As of June 30, 2018, we had cash and cash equivalents of $10.1 million, total current assets of $19.2 million and current liabilities of $7.4 million.

We intend to meet our capital needs by driving revenue growth, containing costs as well as exploring other options, including the possibility of raising additional debt or equity capital as necessary. There is, however, no guarantee that additional capital can be raised to fund our future operations.

During the six months ended June 30, 2018, net cash used in operating activities was $5.0 million, of which $4.6 million was used in continuing operations and $0.4 million was used in discontinued operations. The main component of cash used in operating activities during the six months ended June 30, 2018 was the net loss of $5.1 million. During the six months ended June 30, 2017, net cash used in operating activities was $8.6 million, of which $7.7 million was used in continuing operations and $0.9 million was used in discontinued operations. The main component of cash used in operating activities during the six months ended June 30, 2017 was a net loss of $3.9 million, a decrease in accrued payroll of $1.5 million and accounts payable of $1.4 million related to past due obligations from the prior year. For the six months ended June 30, 2018, there was $0.1 million of net cash used in investing activities for the purchase of lab and computer equipment. There was no cash used in investing activities for the six months ended June 30, 2017.

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

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2018.

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

INTERPACE DIAGNOSTICS GROUP, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

“Item 3- Legal Proceedings” of our most recent Annual Report on Form 10-K filed on March 23, 2018 includes a discussion of our legal proceedings, as does Note 6, Commitments and Contingencies, to the accompanying condensed consolidated financial statements. During the fiscal quarter ended June 30, 2018, there have been no material changes from the proceedings disclosed in our Form 10-K.

Item 1A. Risk Factors.

Not applicable as we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 13th and 15th, 2018, the Company issued 325,000 shares of common stock in consideration of services to be rendered in respect of two consulting agreements it entered into during the quarter ended June 30, 2018. The issuances were exempt from registration pursuant to the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.		Description

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1+		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2+		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101		The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

	+	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference to any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2018	Interpace Diagnostics Group, Inc.
(Registrant)

/s/ Jack E. Stover
Jack E. Stover
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James Early
James Early
Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas Freeburg
Thomas Freeburg
Chief Accounting Officer
(Principal Accounting Officer)

