Form 10-Q
period 2018-09-30
Interpace Diagnostics Group, Inc.
filed 2018-11-14
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding November 9, 2018
Common stock, $0.01 par value	28,594,275

INTERPACE DIAGNOSTICS GROUP, INC.

FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 2018

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$8,002	$15,199
Accounts receivable, net	8,640	3,437
Other current assets	1,603	1,172
Total current assets	18,245	19,808
Property and equipment, net	859	654
Other intangible assets, net	30,666	33,105
Other long-term assets	31	31
Total assets	$49,801	$53,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,065	$391
Accrued salaries and bonus	1,146	1,394
Other accrued expenses	4,652	5,004
Current liabilities from discontinued operations	899	1,302
Total current liabilities	7,762	8,091
Contingent consideration	1,280	1,349
Other long-term liabilities	4,730	4,289
Total liabilities	13,772	13,729

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 28,367,344 and 27,900,806 shares issued, respectively; 28,294,275 and 27,836,456 shares outstanding, respectively	283	278
Additional paid-in capital	174,878	173,062
Accumulated deficit	(137,452)	(131,800)
Treasury stock, at cost (73,069 and 64,350 shares, respectively)	(1,680)	(1,671)
Total stockholders’ equity	36,029	39,869
Total liabilities and stockholders’ equity	$49,801	$53,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue, net	$5,753	$4,202	$16,062	$11,527
Cost of revenue (excluding amortization of $813 and $813 for the three months and $2,439 and $2,439 for the nine months, respectively)	2,763	2,069	7,590	5,719
Gross profit	2,990	2,133	8,472	5,808
Operating expenses:
Sales and marketing	2,048	1,816	6,135	4,507
Research and development	510	483	1,528	1,202
General and administrative	2,084	2,116	5,981	6,431
Amortization expense	813	813	2,439	2,439
Change in fair value of contingent consideration	-	-	-	(5,776)
Total operating expenses	5,455	5,228	16,083	8,803

Operating loss	(2,465)	(3,095)	(7,611)	(2,995)
Interest expense	(248)	(40)	(248)	(433)
Loss on extinguishment of debt	-	-	-	(4,278)
Other expense, net	(288)	(294)	(143)	(414)
Loss from continuing operations before tax	(3,001)	(3,429)	(8,002)	(8,120)
Provision (benefit) for income taxes	7	(42)	21	(340)
Loss from continuing operations	(3,008)	(3,387)	(8,023)	(7,780)
(Loss) income from discontinued operations, net of tax	(34)	71	(129)	572
Net loss	$(3,042)	$(3,316)	$(8,152)	$(7,208)

Basic (loss) income per share of common stock:
From continuing operations	$(0.11)	$(0.15)	$(0.29)	$(0.65)
From discontinued operations	(0.00)	0.00	(0.00)	0.05
Net loss per basic share of common stock	$(0.11)	$(0.15)	$(0.29)	$(0.60)

Diluted (loss) income per share of common stock:
From continuing operations	$(0.11)	$(0.15)	$(0.29)	$(0.65)
From discontinued operations	(0.00)	0.00	(0.00)	0.05
Net loss per diluted share of common stock	$(0.11)	$(0.15)	$(0.29)	$(0.60)
Weighted average number of common shares and common share equivalents outstanding:
Basic	28,215	22,028	28,002	12,022
Diluted	28,215	22,028	28,002	12,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	For The Nine Months Ended
	September 30, 2018
	Shares	Amount
Common stock:
Balance at January 1	27,901	$278
Common stock issued	466	5
Balance at September 30	28,367	283
Treasury stock:
Balance at January 1	64	(1,671)
Treasury stock purchased	9	(9)
Balance at September 30	73	(1,680)
Additional paid-in capital:
Balance at January 1		173,062
Stock-based compensation expense		1,390
Common stock issued		426
Balance at September 30		174,878
Accumulated deficit:
Balance at January 1		(131,800)
Net loss		(8,152)
Adoption of ASC 606, see Note 3		2,500
Balance at September 30		(137,452)
Total stockholders’ equity		$36,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2018	2017

Cash Flows Used in Operating Activities
Net loss	$(8,152)	$(7,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,580	2,813
Interest accretion	248	312
Provision for bad debt	-	(6)
Amortization of debt issuance costs	-	117
Mark to market on derivatives	-	61
Reversal of severance accrual	-	(2,034)
Reversal of DOJ accrual	(350)	-
Mark to market on warrants	259	401
Loss on extinguishment of debt	-	4,278
Stock-based compensation, consulting agreements	174	216
Stock-based compensation	1,390	477
Change in fair value of contingent consideration	-	(5,776)
Other changes in assets and liabilities:
Increase in accounts receivable	(2,703)	(588)
(Increase) decrease in other current assets	(174)	162
Decrease in other long-term assets	-	220
Increase (decrease) in accounts payable	674	(2,208)
Decrease in accrued salaries and bonus	(248)	(1,805)
Decrease in other accrued expenses	(680)	(2,210)
Increase (decrease) in other long-term liabilities	182	(106)
Net cash used in operating activities	(6,800)	(12,884)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(388)	(29)
Net cash used in investing activities	(388)	(29)

Cash Flows Used in Financing Activities
Issuance of common stock, net of expenses	-	24,042
Cash paid for repurchase of restricted shares	(9)	(28)
Net cash (used in) provided by financing activities	(9)	24,014

Net (decrease) increase in cash and cash equivalents	(7,197)	11,101
Cash and cash equivalents – beginning	15,199	602
Cash and cash equivalents – ending	$8,002	$11,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes (the “Interim Financial Statements”) should be read in conjunction with the consolidated financial statements of Interpace Diagnostics Group, Inc. (the “Company” or “Interpace”), and its wholly-owned subsidiaries, Interpace Diagnostics Lab Inc., Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC, and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 23, 2018. The condensed Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, (“Group DCA”); InServe Support Solutions; and TVG, Inc. and its Commercial Services (“CSO”) business unit which was sold on December 22, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

2.	LIQUIDITY

As of September 30, 2018, the Company had cash and cash equivalents of $8.0 million, net accounts receivable of $8.6 million, total current assets of $18.2 million and total current liabilities of $7.8 million. For the nine months ended September 30, 2018, the Company had a net loss of $8.2 million and cash used in operating activities was $6.8 million.

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

In November 2018, the Company entered into up to a $4.0 million secured Line of Credit facility including a 3-year term loan for $850,000 with Silicon Valley Bank (“SVB”). The proceeds of the term loan are expected to be used for laboratory capital expenditures and will be repaid monthly. The balance of the Line of Credit is available for working capital purposes as a revolving line of credit and has a three-year term. The borrowing limit of the revolving line of credit is the lower of 80% of the Company’s eligible accounts receivable (as adjusted by SVB) and the aggregate amount of cash collections with respect to accounts receivable during the three prior calendar months. Term loan outstanding amounts incur interest at a rate per annum equal to the greater of the Wall Street Journal Prime Rate (the “Prime Rate”) and 5.00%. Revolving Line outstanding amounts incur interest at a rate per annum equal to the Prime Rate plus 0.5%. See Note 17, Subsequent Events for more information.

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

Upon adoption, the Company performed a comprehensive analysis of existing revenue arrangements as of January 1, 2018 following the five-step model outlined in ASC 606. Based on our analysis, we recorded a cumulative adjustment to opening accumulated deficit and an increase in accounts receivable of $2.5 million as of January 1, 2018. The cumulative impact was driven by a change in the timing of revenue recognition for certain payer categories and the related proprietary tests performed. The balance of accounts receivable related to the adjustment is approximately $0.7 million as of September 30, 2018.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

The following tables present the effect of the adoption of ASC Topic 606 on our condensed consolidated balance sheet and revenue as of and for the nine months ended September 30, 2018:

	September 30, 2018
		(unaudited)
	As reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Accounts receivable, net	$8,640	$7,963	$677
Accumulated deficit	(137,452)	(139,952)	(2,500)

Revenue:
	For the Nine Months Ended September 30, 2018
		(unaudited)
	As reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenue, net	$16,062	$14,792	$1,270

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

In addition, the Company updated its estimates of the expected transaction price for its payer categories and related proprietary tests based on the variable consideration guidance in ASC 606. This consisted of updating the reimbursement rates realized by the Company’s proprietary tests based on historical amounts received by each payer category for the corresponding tests performed.

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

Disaggregated Revenues

We operate in a single operating segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, which is consistent with internal management reporting. For the nine-month periods ended September 30, 2018 and September 30, 2017, substantially all of the Company’s revenues were derived from its molecular diagnostic tests.

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

Accounts Receivable

The Company’s accounts receivables represent unconditional rights to consideration and are generated using its proprietary tests. The Company’s services are fulfilled upon completion of the test, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payer or direct-bill payer. Prior to the adoption of ASC 606 on January 1, 2018, the Company recognized accounts receivable related to billings for Medicare, Medicare Advantage, and direct-bill payers on an accrual basis, net of contractual adjustment, when collectability was reasonably assured. Under ASC 606 accounts receivable is now recognized for all payer groups, net of contractual adjustment and net of estimated uncollectable amounts. Contractual adjustments represent the difference between the list prices and the reimbursement rates set by third party payers, including Medicare, commercial payers, and amounts billed to direct-bill payers. Specific accounts may be written off after several appeals, which in some cases may take longer than twelve months.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

Other Current Assets

Other current assets consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(unaudited)

Indemnification asset	$875	$875
Prepaid assets	662	266
Other	66	31
	$1,603	$1,172

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

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted loss per share for the three- and nine-month periods ended September 30, 2018 and 2017 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)

Basic weighted average number of common shares	28,215	22,028	28,002	12,022
Potential dilutive effect of stock-based awards	-	-	-	-
Diluted weighted average number of common shares	28,215	22,028	28,002	12,022

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

The following outstanding stock-based instruments were excluded from the computation of the effect of dilutive securities on loss per share for the following periods presented because they would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)

Options	2,256	1,496	2,256	1,496
Stock-settled stock appreciation rights (SARs)	59	84	59	84
Restricted stock units (RSUs)	220	68	220	68
Warrants	13,542	15,267	13,542	15,267
	16,077	16,915	16,077	16,915

4.	OTHER INTANGIBLE ASSETS

The net carrying value of the identifiable intangible assets as of September 30, 2018 and December 31, 2017 are as follows:

		As of September 30, 2018	As of December 31, 2017
		(unaudited)
	Life	Carrying	Carrying
	(Years)	Amount	Amount
Diagnostic assets:
Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	18,351	18,351
Total		$43,011	$43,011
Diagnostic lab:
CLIA Lab	2.3	$609	$609

Accumulated Amortization		$(12,954)	$(10,515)

Net Carrying Value		$30,666	$33,105

Amortization expense was approximately $0.8 million for the three-month periods ended September 30, 2018 and 2017, respectively, and approximately $2.4 million for the nine-month periods ended September 30, 2018 and 2017, respectively. Amortization of our diagnostic assets begins upon launch of the product. Estimated amortization expense for the next five years is as follows, based on current assumptions of future product launches:

2018	2019	2020	2021	2022
$3,252	$3,252	$5,292	$4,908	$2,987

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

5.	FAIR VALUE MEASUREMENTS

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

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

	As of September 30, 2018		Fair Value Measurements
	Carrying	Fair	As of September 30, 2018
	Amount	Value	Level 1	Level 2	Level 3
	(unaudited)
Liabilities:
Contingent consideration:
Asuragen (1)	$1,597	$1,597	$-	$-	$1,597
Other long-term liabilities:
Warrant liability (2)	732	732	-	-	732
	$2,329	$2,329	$-	$-	$2,329

	As of December 31, 2017		Fair Value Measurements
	Carrying	Fair	As of December 31, 2017
	Amount	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration:
Asuragen (1)	$1,581	$1,581	$-	$-	$1,581
Other long-term liabilities:
Warrant liability (2)	473	473	-	-	473
	$2,054	$2,054	$-	$-	$2,054

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

On June 21, 2017, the Company closed on a public offering issuing both Pre-Funded Warrants and Underwriters Warrants to purchase 2,600,000 shares and 575,000 shares of the Company’s common stock, respectively. Both the Pre-Funded and Underwriters Warrants include a cash settlement feature in the event of certain circumstances. Accordingly, both the Pre-Funded and Underwriters Warrants are classified as liabilities and were fair valued using the Black Scholes Option-Pricing Model, the inputs for which included exercise price of the respective warrants, market price of the underlying common shares, expected term, volatility based on the Company’s historical market price, and the risk-free rate corresponding to the expected term of the underlying agreement. Changes to the fair value of the warrant liabilities are recorded in Other expense, net. The Pre-Funded Warrants were fully exercised in 2017 and therefore the Company has no remaining liability associated with those warrants.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

A roll forward of the carrying value of the Contingent consideration liability and the Underwriters’ Warrant to September 30, 2018 is as follows:

				Cancellation	Mark to
	December 31,			of Obligation/	Market	September 30,
	2017	Payments	Accretion	Conversions	Adjustment	2018
	(unaudited)

Asuragen	$1,581	$(232)	$248	$-	$-	$1,597

Underwriters Warrant	473	-		-	259	732
	$2,054	$(232)	$248	$-	$259	$2,329

Certain of the Company’s non-financial assets, such as other intangible assets and goodwill, are re-measured at fair value on a nonrecurring basis, if and when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

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

As of September 30, 2018, the Company’s accrual for litigation and threatened litigation was not material to the condensed consolidated financial statements.

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

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

7.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

Other accrued expenses consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(unaudited)

Accrued royalties	$1,082	$296
Indemnification liability	875	875
Contingent consideration	317	232
DOJ settlement	-	500
Accrued professional fees	740	700
Taxes payable	419	515
Unclaimed property	565	565
All others	654	1,321
	$4,652	$5,004

Long-term liabilities consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(unaudited)

Warrant liability	$732	$473
Uncertain tax positions	3,891	3,734
Other	107	82
	$4,730	$4,289

8.	STOCK-BASED COMPENSATION

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

There were no stock-based awards granted during the quarter ended September 30, 2018.

The following table provides the weighted average assumptions used in determining the fair value of the stock option awards granted during the nine-month periods ended September 30, 2018 and 2017.

	Nine Months Ended
	September 30, 2018	September 30, 2017
	(unaudited)

Risk-free interest rate	2.65%	1.85%
Expected life	6.00	4.93
Expected volatility	126.93%	141.73%
Dividend yield	-	-

The Company recognized approximately $0.4 million and $0.3 million of stock-based compensation expense during the three-month periods ended September 30, 2018 and 2017, respectively, and approximately $1.4 million and $0.5 million for the nine month periods ended September 30, 2018 and 2017, respectively.

9.	INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on (loss) income from continuing operations and the effective tax rate for the three- and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

Provision (benefit) from income tax	$7	$(42)	$21	$(340)
Effective income tax rate	(0.2)%	1.2%	(0.3)%	4.2%

Income tax expense for the three- and nine-month periods ended September 30, 2018 was primarily due to minimum state and local taxes. Regarding the recent taw law change in New Jersey, the company has analyzed its position and given the projection of future near-term losses, the Company does not expect the impact of the change to have a material impact on its financials and would not be subject to the additional 2.5% New Jersey tax.

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

The components of liabilities classified as discontinued operations relate to Commercial Services and consist of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(unaudited)

Accounts payable	$192	$192
Other	707	1,110
Current liabilities from discontinued operations	899	1,302
Total liabilities	$899	$1,302

12.	LONG-TERM DEBT

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

The Company had no long-term debt as of September 30, 2018 or December 31, 2017, and has not incurred any long-term debt since the RedPath Debt Exchange.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents cash flows used in the Company’s discontinued operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017
	(unaudited)
Net cash used in operating activities of discontinued operations	$(376)	$(2,259)

Supplemental Cash Flow Information

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
	(unaudited)
Operating
Adoption of ASC 606	$2,500	$-
Prepaid stock grants issued to vendors	$257	$-

Investing
Acquisition of property and equipment in other accrued expenses	$12	$-
Tenant incentives recorded as part of deferred rent	$-	$84

Financing
Settlement of the RedPath Note	$-	$(8,098)
Issuance of the Exchange Notes	$-	$11,375
Common shares issued in debt exchange	$-	$8,869

*See Note 14, Equity

14.	EQUITY

As more fully described in our Form 10-K filed on March 23, 2018, during the first quarter of fiscal 2017 the Company issued 2,793,000 common shares and 855,000 warrants for gross proceeds to us of approximately $12.2 million. In addition, as described in Note 12, Long-Term Debt, the Company issued 3,795,429 common shares in connection with the RedPath Debt Exchange and conversion of Senior Convertible Notes. As part of the Debt Exchange, the Company entered into a Termination Agreement with RedPath Equityholder Representative, LLC, terminating milestone and royalty payments and issuing 5-year warrants to acquire an aggregate of 100,000 shares of the Company’s common stock at a fixed price of $4.69 per share.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

During the second quarter of 2017, the Company completed a public offering of (i) 9,900,000 shares of the Company’s common stock (the “Firm Shares”), (ii) warrants to purchase 12,500,000 shares of Common Stock at an exercise price equal to $1.25 per share (the “Base Warrants”) and (iii) warrants to purchase 2,600,000 shares of Common Stock at an exercise price equal to $0.01 per share (the “Pre-Funded Warrants”). Each Firm Share and accompanying Base Warrant was sold for a combined effective price of $1.10, and each Pre-Funded Warrant and accompanying Base Warrant was sold for a combined effective price of $1.09. The issuance of the Firm Shares and the Pre-Funded Warrants resulted in combined gross proceeds to us of approximately $13.7 million, with approximately $12.3 million of net funds available to the Company after deducting underwriting discounts and other stock issuance expenses.

During the third quarter of 2017, the Underwriters from the Company’s second quarter offering exercised their over-allotment option to purchase 875,000 Company shares for approximately $1.0 million, resulting in gross proceeds to us of approximately $1.0 million and providing net proceeds to the Company of approximately $0.9 million. During the third quarter of 2017, the Company received proceeds of approximately $0.6 million from the exercise of Pre-Funded and Base Warrants.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

15.	WARRANTS

There was no warrant activity for the nine months ended September 30, 2018. Warrants outstanding for the period ended September 30, 2018 are as follows:

Description	Classification	Exercise Price	Expiration Date	Warrants Issued	Warrants Exercised	Warrants Cancelled/ Expired	Balance December 31, 2017	Balance September 30, 2018

Private Placement Warrants, issued January 25, 2017	Equity	$4.69	June 2022	855,000	-	-	855,000	855,000
RedPath Warrants, issued March 22, 2017	Equity	$4.69	September 2022	100,000	-	-	100,000	100,000
Pre-Funded Warrants, issued June 21, 2017	Liability	$0.01	None	2,600,000	(2,600,000)	-	-	-
Underwriters Warrants, issued June 21, 2017	Liability	$1.32	December 2022	575,000	-	(40,000)	535,000	535,000
Base & Overallotment Warrants, issued June 21, 2017	Equity	$1.25	June 2022	14,375,000	(5,672,852)	-	8,702,148	8,702,148
Vendor Warrants, issued August 6, 2017	Equity	$1.25	August 2020	150,000	-	-	150,000	150,000
Warrants issued October 12, 2017	Equity	$1.80	April 2022	3,200,000	-	-	3,200,000	3,200,000

				21,855,000	(8,272,852)	(40,000)	13,542,148	13,542,148

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular information in thousands, except per share amounts)

16.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Line of credit

On November 13, 2018, the Company and its subsidiaries entered into a Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”), providing for up to $4.0 million of debt financing consisting of a term loan (the “Term Loan”) of up to $850,000 and a revolving line of credit based on its outstanding accounts receivable (the “Revolving Line”) of up to $4.0 million. The available amount of the Revolving Line will be reduced by the outstanding amount of the Term Loan. The Company intends to use the proceeds of the Term Loan for capital expenditures in connection with its laboratory expansion and the proceeds of the Revolving Line for working capital purposes.

The Term Loan may be borrowed in up to two advances until March 31, 2019, unless there has been an event of default. Term Loan outstanding amounts bear interest at a rate per annum equal to the greater of the Wall Street Journal Prime Rate (the “Prime Rate”) and 5.00% and are repayable in 36 equal monthly installments of principal commencing on June 3, 2019 through and including April 1, 2022. In addition, the Company is required to pay a Term Loan final payment to SVB (the “Term Loan Final Payment”) equal to 5.0% of the original principal amount of all Term Loan advances at the earliest to occur of the maturity of the Term Loan, the prepayment of the Term Loan, or the acceleration of the Term Loan upon an event of default.

The Company may prepay outstanding amounts of the Term Loan in whole, but not in part. Prepayment of the Term Loan requires payment of the Term Loan Final Payment and a Term Loan prepayment fee equal to 3.0% of the original principal amount of all Term Loan advances if prepaid in the first year of the SVB Loan Agreement, 2.0% of the original principal amount of the Term Loan advances if prepaid in the second year of the SVB Loan Agreement and 1.0% of the original principal amount of the Term Loan advances if paid in the third year of the SVB Loan Agreement.

The amount that may be borrowed under the Revolving Line is the lower of 80% of the Company’s eligible accounts receivable (as adjusted by SVB) and the aggregate amount of cash collections with respect to accounts receivable during the three prior calendar months. Revolving Line outstanding amounts incur interest at a rate per annum equal to the Prime Rate plus 0.5%. The Company is also required to pay an unused Revolving Line facility fee monthly in arrears in an amount equal to 0.35% per annum of the average unused but available portion of the Revolving Line. The Revolving Line has a three year maturity. If the Company’s accounts receivable fail to satisfy certain financial requirements specified by the terms of the Revolving Loan, the Company may be required to repay the Revolving Loan in whole or in part.

Upon termination of the SVB Loan Agreement or the termination of the Revolving Line for any reason prior to the Revolving Line maturity date, in addition to the payment of any other amounts then-owing, the Company is required to pay a Revolving Line termination fee in an amount equal to 3.0% of the Revolving Line if the termination occurs in the first year of the SVB Loan Agreement, 2.0% of the Revolving Line if the termination occurs in the second year of the SVB Loan Agreement and 1.0% of the Revolving Line if the termination occurs in the third year of the SVB Loan Agreement.

The Revolving Line and the Term Loan are both secured by a first priority lien on all assets of the Company and its subsidiaries, except for intellectual property. The Company’s intellectual property may not be sold or encumbered without the Bank’s prior written consent (a negative pledge).

The SVB Loan Agreement contains a number of affirmative and negative restrictive covenants that are applicable whether or not any amounts are outstanding under the SVB Loan Agreement. These restrictive covenants could adversely affect our ability to conduct our business. The SVB Loan Agreement also contains a number of customary events of default.

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	our ability to profitably grow our business, including our ability to finance our business on acceptable terms and successfully compete in the market;

●	our ability to obtain broad adoption of and ability to grow or continue to secure sufficient levels of reimbursement for our molecular diagnostic tests in a changing reimbursement environment, including clinical data to support sufficient levels of reimbursement;

●	whether we are able to successfully utilize our operating experience to sell our molecular diagnostic tests;

●	our limited operating history as a molecular diagnostics company;

●	our dependence on a concentrated selection of payers for our molecular diagnostic tests;

●	the demand for our molecular diagnostic tests from physicians and patients;

●	our reliance on our internal sales forces for business expansion;

●	our dependence on third parties for the supply of some of the materials used in our molecular diagnostic tests;

●	our ability to scale our operations, testing capacity and processing technology;

●	our ability to compete successfully with companies with greater financial resources;

●	our ability to obtain sufficient data and samples to cost effectively and timely perform sufficient clinical trials in order to support our current and future products;

●	product liability claims against us;

●	patent infringement claims against us;

INTERPACE DIAGNOSTICS GROUP, INC.

●	our involvement in current and future litigation against us or our ability to collect on judgements found in our favor;

●	the effect current and future laws, licensing requirements and regulation have on our business including the changing U.S. Food and Drug Administration, or the FDA, environment as it relates to molecular diagnosis;

●	the effect of potential adverse findings resulting from regulatory audits of our billing practices and the impact such results could have on our business;

●	our exposure to environmental liabilities as a result of our business;

●	the susceptibility of our information systems to security breaches, loss of data and other disruptions;

●	our ability to effectively maintain, upgrade and integrate our information systems, including third-party billing providers, as needed;

●	our ability to enter into effective electronic data interchange arrangements with our customers and third-party payers;

●	our billing practices and our ability to collect on claims for the sale of our molecular diagnostic tests;

●	our dependence on a third-party medical billing provider to operate effectively without delays, data loss, or other disruptions;

●	our ability to attract and retain qualified sales representatives and other key employees and management personnel;

●	competition in the segment of the molecular diagnostics industry in which we operate or expect to operate;

●	our ability to obtain additional funding when necessary, in order to implement our business models and strategies;

●	the results of any future impairment testing for other intangible assets;

●	our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such items on our revenues, profitability and ongoing business;

●	our compliance with our license agreements and our ability to protect and defend our intellectual property rights;

●	our ability to maintain our listing with The Nasdaq Capital Market (“NASDAQ”);

●	the effect of adverse weather conditions, such as hurricanes and floods, on our business;

●	failure of third-party service providers to perform their obligations to us;

●	the volatility of our stock price and fluctuations in our quarterly and annual revenues and earnings;

●	our ability to obtain and maintain sufficient laboratory space to meet our processing needs as well as our ability to pass regulatory inspections and continue to be certified CLIA Clinical Laboratory Improvement Amendments (“CLIA”) laboratories and be certified by the College of American Pathologists (“CAP”);

INTERPACE DIAGNOSTICS GROUP, INC.

●	our ability to commercially leverage our bioinformatics data with pharmaceutical and other potential partners in new revenue lines;

●	the ability to obtain or maintain supportive “guidelines” from trade and/or therapeutic related organizations focused on the clinical efficacy and utility of molecular diagnostics in our areas of focus;

●	determination that our Advanced Diagnostic Laboratory Tests (ADLTs) have become affected by the pricing provisions of the Protecting Access to Medicare Act of 2014 (“PAMA”) which could result in an across the board reduction in our reimbursement rates;

●	our ability to continue to develop and support our partially customized Laboratory Information System (LIMS), which is our automated basis of managing operations, and storing data and customer information;

●	our ability to successfully and profitably be able to integrate acquisitions of companies and/or products; and
●	our ability to meet the obligations and repayment terms of borrowings under our line of credit agreement, including our ability to conduct our business in light of restrictive covenants.

Please see Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed March 23, 2018, as well as other documents we file with the SEC from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

INTERPACE DIAGNOSTICS GROUP, INC.

Company Overview

We are a fully integrated commercial and bioinformatics company that develops and provides clinically useful molecular diagnostic tests and pathology services. We develop and commercialize molecular diagnostic tests and related first line assays principally focused on early detection of patients at high risk of cancer and leverage the latest technology and personalized medicine for improved patient diagnosis and management. Our tests and services provide mutational analysis of genetic material contained in suspect cysts, nodules and lesions that helps physicians risk-stratify thyroid, pancreatic, and other cancers to better inform treatment decisions. The molecular diagnostic tests we offer enable healthcare providers to avoid unnecessary surgeries and better assess the risk of cancer progression in their patients. We currently have four commercialized molecular diagnostic assays in the marketplace for which we are receiving reimbursement: PancraGEN®, which is a pancreatic cyst and pancreaticobiliary solid lesion molecular test that helps physicians better assess risk of pancreaticobiliary cancers using our proprietary PathFinderTG® platform; ThyGeNEXT™ which is an oncogenic mutation panel that helps identify malignant thyroid nodules; ThyraMIR®, which assess thyroid nodules for risk of malignancy utilizing a proprietary microRNA gene expression assay; and RespriDX™ launched in September 2017, which is a molecular test that helps physicians differentiate metastatic or recurrent lung cancer from the presence of newly formed primary lung cancer and which also utilizes our PathFinderTG® platform to compare the genomic fingerprint of two or more sites of lung cancer. We are also in the process of “soft launching” while we gather additional market data, BarreGen®, an esophageal cancer risk classifier for Barrett’s Esophagus that also utilizes our PathFinderTG® platform.

In August 2018, we acquired a majority of the Philadelphia laboratory equipment of Rosetta Genomics Ltd., a molecular diagnostics company, through a bankruptcy auction, in order to further support our CLIA and CAP certified lab expansions in our New Haven, Connecticut and Pittsburgh, Pennsylvania laboratories. Also during the third quarter 2018 we hired several former key Rosetta employees and began to perform tests for Rosetta customers, who transitioned their business to our labs utilizing our previously approved slide biopsy technology.

Our mission is to provide personalized medicine through molecular diagnostics and innovation to advance patient care based on rigorous science. Our laboratories are licensed pursuant to federal law under CLIA and are accredited by CAP and New York State.

We continue to leverage our licensed and accredited laboratories to develop and commercialize our assays and products. We aim to provide physicians and patients with diagnostic options for detecting genomic and other molecular alterations that are associated with gastrointestinal, endocrine, and lung cancers. Our customers consist primarily of physicians, hospitals and clinics.

The global molecular diagnostics market is estimated to be $6.5 billion and is a segment within the approximately $60 billion in vitro diagnostics market according to statistics from Kalorama Information, publisher of the Worldwide Market for In Vitro Diagnostic Tests. We believe that the molecular diagnostics market offers significant growth and strong patient value given the substantial opportunity it affords to lower healthcare costs by helping to reduce unnecessary surgeries and ensuring the appropriate frequency of monitoring. We are keenly focused on growing our test volumes, securing additional coverage and reimbursement, maintaining and growing our current reimbursement and supporting revenue growth for our four commercialized innovative tests, introducing related first line product and service extensions, as well as expanding our business by developing and promoting synergistic products in our markets. We believe that BarreGen® is a major pipeline product, built on the PathFinderTG® platform which we believe is synergistic to our capabilities and potentially is a significant product opportunity in the gastrointestinal market, which is one of the sectors in which we operate.

INTERPACE DIAGNOSTICS GROUP, INC.

Additional Reimbursement Coverage and Network Availability During 2018 (to-date)

Reimbursement progress is key for any molecular diagnostic company. We have been successful to date in expanding the reimbursement of our products in 2018. Specifically, the most significant progress we have made regarding payers to date in 2018 is as follows:

●	In February 2018, we announced that Horizon Blue Cross Blue Shield of New Jersey, the oldest and largest health plan in New Jersey, covering 3.8 million patients living in the Northeastern United States, has agreed to cover ThyGenX® and ThyraMIR® for its members effective January 9, 2018.

●	In March 2018, we announced coverage of ThyGenX® and ThyraMIR® by four new Blue Cross Blue Shield Plans: Blue Cross Blue Shield of Arizona, Blue Cross Blue Shield of Carolina, Wellmark Blue Cross Blue Shield of Iowa, and Wellmark Blue Cross Blue Shield of South Dakota. These four plans combined represent over 5 million members.

●	In March 2018 we announced that we had entered into a laboratory services agreement with Acupath Laboratories, Inc. based in Plainview, New York (Long Island) whereby Acupath’s commercial team will be selling ThyGenX® and ThyraMIR® as part of its menu for endocrinologists, endocrine surgeons, and other physicians focused on the diagnosis and treatment of thyroid cancer.

●	In April 2018, we announced that we had entered into an agreement with BJC Healthcare of St. Louis, Missouri, one of the largest non-profit, integrated healthcare systems in the United States. The agreement enables all physicians across the BJC system access to both ThyGenX® and ThyraMIR® for patients with indeterminate thyroid nodules.

●	In May 2018, we announced that we had entered into an agreement with Vanderbilt University Medical Center (VUMC) based in Nashville, TN, one of the largest and most prestigious academic medical centers in the country. The agreement enables all physicians across the Vanderbilt system access to both ThyGenX® (and now ThyGeNEXT™) and ThyraMIR® for patients with indeterminate thyroid nodules.

●	In May 2018 we announced that 14 Blue Cross Blue Shield plans across the country had published favorable coverage policies since the beginning of 2018 for ThyGenX® and ThyraMIR®, the Company’s molecular tests for indeterminate thyroid nodules. The list of plans includes many of the largest Blue Cross Blue Shield plans in the country, including Blue Shield of California and Horizon Blue Cross Blue Shield of New Jersey, previously announced by us. As a result of these 14 new policies, over 75 million members participating in these plans now have coverage for ThyGenX® (and now ThyGeNEXT™) and ThyraMIR® testing.

●	In June 2018, we announced coverage of ThyGenX® (now ThyGeNEXT™) and ThyraMIR® by Blue Cross Blue Shield of Florida, the largest health plan in Florida with over three million members.

●	In July 2018, we announced that CIGNA, one of the nation’s largest health plan providers, agreed to cover ThyraMIR®, in addition to ThyGeNEXT™.

●	In September 2018, we announced the receipt of approval to launch ThyGeNEXT™ in the Commonwealth of Pennsylvania and State of New York, which represent two of the largest state populations in the U.S. The Pennsylvania approval is final and the New York State approval is conditioned upon receipt of additional information requested.

●	In October 2018, we announced that we had entered into an agreement with Piedmont Healthcare, Georgia’s largest healthcare system with nearly 600 locations, including 11 hospitals that serves 2 million patients annually. The agreement enables all physicians across the Piedmont Healthcare Network to use PancraGEN® for patients with indeterminate pancreatic cysts or other pancreaticobiliary lesions.

●	In November 2018, we announced that the BC/BS Federal Blue Cross Blue Shield plan representing approximately 5.3 million covered lives has agreed to cover ThyGeNEXT™.

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

Cost of services

Cost of services consists primarily of the costs associated with operating our laboratories and other costs directly related to our tests. Personnel costs, which constitute the largest portion of cost of services, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for laboratory personnel. Other direct costs include, but are not limited to, laboratory supplies, certain consulting expenses, royalty expenses, and facility expenses.

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data. The trends illustrated in this table may not be indicative of future results.

Condensed Consolidated Results of Operations for the Quarter Ended September 30, 2018 Compared to the Quarter Ended September 30, 2017 (in thousands)

	Three Months Ended
	September 30,
	2018	2018	2017	2017

Revenue, net	$5,753	100%	$4,202	100%
Cost of revenue	2,763	48%	2,069	49%
Gross profit	2,990	52%	2,133	51%
Operating expenses:
Sales and marketing	2,048	36%	1,816	43%
Research and development	510	9%	483	11%
General and administrative	2,084	36%	2,116	50%
Amortization expense	813	14%	813	19%
Total operating expenses	5,455	95%	5,228	124%

Operating loss	(2,465)	-43%	(3,095)	-74%
Interest expense	(248)	-4%	(40)	-1%
Other expense, net	(288)	-5%	(294)	-7%
Loss from continuing operations before tax	(3,001)	-52%	(3,429)	-82%
Provision (benefit) for income tax	7	0%	(42)	-1%
Loss from continuing operations	(3,008)	-52%	(3,387)	-81%
(Loss) income from discontinued operations, net of tax	(34)	-1%	71	2%
Net loss	$(3,042)	-53%	$(3,316)	-79%

INTERPACE DIAGNOSTICS GROUP, INC.

Revenue, net

Consolidated revenue for the three months ended September 30, 2018 increased by $1.6 million, or 37%, to $5.8 million, compared to $4.2 million for the three months ended September 30, 2017. This increase was principally attributable to increased test volume and commercial coverage for our thyroid tests and the change in revenue recognition under ASC 606 from cash basis to accrual of approximately $0.5 million for certain payer groups.

Cost of revenue

Consolidated cost of revenue for the three months ended September 30, 2018 increased by $0.7 million, or 34%. As a percentage of revenue cost of revenue decreased to 48% as compared to 49% in the comparable prior year period. The decrease as a percentage of revenue can be attributed to efficiencies in the manufacturing process relative to higher test volumes as well as the timing of purchases.

Gross profit

Consolidated gross profit for the three months ended September 30, 2018 increased $0.9 million, or 40%, to $3.0 million, compared to $2.1 million for the three months ended September 30, 2017. This increase was primarily related to the increase in revenue discussed above.

Sales and marketing expense

Sales and marketing expense was $2.0 million for the three months ended September 30, 2018 and as a percentage of revenue was 36%. For the three months ended September 30, 2017, sales and marketing expense was $1.8 million and 43% as a percentage of revenue. The increase in sales and marketing expense principally reflects an increase in salesforce costs as well as increased marketing spending.

Research and development

Research and development expense reflects clinical and research costs for supplies, laboratory tests and evaluations, scientific and administrative staff involved in clinical research, statistical research and product development related to new tests, products and programs. These costs were approximately $0.5 million during both the three months ended September 30, 2018 and 2017. As a percentage of revenue, they were 9% for the three months ended September 30, 2018 and 11% for the three months ended September 30, 2017 due to the increase in revenue mentioned above.

General and administrative

General and administrative expense during both the three months ended September 30, 2018 and September 30, 2017 was approximately $2.1 million. As a percentage of revenue they were 36% for the three months ended September 30, 2018 and 50% for the three months ended September 30, 2017 with the decrease being attributable to the increase in revenue discussed above.

INTERPACE DIAGNOSTICS GROUP, INC.

Amortization expense

During both the three months ended September 30, 2018 and September 30, 2017, we recorded amortization expense of approximately $0.8 million in connection with the RedPath and Asuragen acquired intangible assets.

Operating loss

We experienced operating losses of $2.5 million for the three months ended September 30, 2018 and $3.1 million for the three months ended September 30, 2017. The decrease in the operating loss for the three months ended September 30, 2018 was primarily attributable to the increase in revenue and gross profit discussed above.

Interest Expense

Interest expense of $0.2 million for the three months ended September 30, 2018 relates to the accretion of contingent consideration of future royalty payments for the assets acquired under license from Asuragen, as disclosed in Note 5, Fair Value Measurements of the footnotes to the financial statements.

Provision (benefit) for income taxes

We had income tax expense of approximately $7,000 for the three months ended September 30, 2018 and an income tax benefit of approximately $42,000 for the three months ended September 30, 2017. Income tax expense for the three months ended September 30, 2018 was primarily due to required minimum state and local taxes.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $34,000 for the three months ended September 30, 2018 and income from discontinued operations of $0.1 million for the three months ended September 30, 2017. The loss from discontinued operations for the three months ended September 30, 2018 was primarily related to the allocation of income tax expense. The income from discontinued operations for the three months ended September 30, 2017 was primarily related to the favorable settlement of outstanding liabilities of our discontinued operations.

INTERPACE DIAGNOSTICS GROUP, INC.

Condensed Consolidated Results of Operations for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017 (in thousands)

	Nine Months Ended
	September 30,
	2018	2018	2017	2017

Revenue, net	$16,062	100%	$11,527	100%
Cost of revenue	7,590	47%	5,719	50%
Gross profit	8,472	53%	5,808	50%
Operating expenses:
Sales and marketing	6,135	38%	4,507	39%
Research and development	1,528	10%	1,202	10%
General and administrative	5,981	37%	6,431	56%
Amortization expense	2,439	15%	2,439	21%
Change in fair value of contingent consideration	-	0%	(5,776)	-50%
Total operating expenses	16,083	100%	8,803	76%

Operating loss	(7,611)	-47%	(2,995)	-26%
Interest expense	(248)	-2%	(433)	-4%
Loss on extinguishment of debt	-	0%	(4,278)	-37%
Other expense, net	(143)	-1%	(414)	-4%
Loss from continuing operations before tax	(8,002)	-50%	(8,120)	-70%
Provision (benefit) for income tax	21	0%	(340)	-3%
Loss from continuing operations	(8,023)	-50%	(7,780)	-67%
(Loss) income from discontinued operations, net of tax	(129)	-1%	572	5%
Net loss	$(8,152)	-51%	$(7,208)	-63%

Revenue, net

Consolidated revenue for the nine months ended September 30, 2018 increased by $4.5 million, or 39%, to $16.1 million, compared to $11.5 million for the nine months ended September 30, 2017. This increase was principally attributable to increased test volume and commercial coverage for our thyroid tests and the change in revenue recognition under ASC 606 from cash basis to accrual of approximately $1.3 million for certain payer groups, as disclosed in the footnotes to the financial statements.

Cost of revenue

Consolidated cost of revenue for the nine months ended September 30, 2018 increased by $1.9 million or 33% as compared to the same period in 2017. The primary reason for the increase was the increase in test volumes over the prior year. As a percentage of revenue, cost of revenue decreased to 47% as compared to 50% in the comparable prior year period due primarily to laboratory cost efficiencies relative to the increase in test volume and related revenues.

INTERPACE DIAGNOSTICS GROUP, INC.

Gross profit

Gross profit, as a percentage of revenue, increased to 53% for the nine months ended September 30, 2018 as compared to 50% for the nine months ended September 30, 2017. This increase was also primarily due to laboratory cost efficiencies relative to the increase in test volume and related revenues.

Sales and marketing expense

Sales and marketing expenses were $6.1 million for the nine months ended September 30, 2018, and as a percentage of revenue was 38%. For the nine months ended September 30, 2017, sales and marketing expenses were $4.5 million and 39% as a percentage of revenue. The increase in sales and marketing expense principally reflect an increase in salesforce costs as well as increased marketing spending.

Research and development

Research and development costs totaled $1.5 million for the nine months ended September 30, 2018 and as a percentage of revenue were 10%. For the nine months ended September 30, 2017 the expense was $1.2 million and as a percentage of revenue was 10%. The increase in research and development expenses was primarily due to an increase in certain costs that are internally allocated to research and development, as well as an increase in employee stock compensation costs affiliated with research and development personnel.

General and administrative

General and administrative expense for the nine months ended September 30, 2018 was $6.0 million as compared to $6.4 million for the nine months ended September 30, 2017. This decrease was primarily attributable to a comparable reduction in DOJ settlement expense totaling $1.2 million, partially offset by an increase in employee expenses of $0.9 million in the current year due to increased headcount and stock compensation costs.

Amortization expense

During both the nine months ended September 30, 2018 and September 30, 2017, we recorded amortization expense of approximately $2.4 million.

Change in fair value of contingent consideration

During the nine months ended September 30, 2017, there was a $5.8 million reduction in the contingent consideration liability as the result of the termination of the contingent consideration agreement with Redpath Equity Holders Representative, LLC, for amounts associated with future royalty payments for the assets acquired from Redpath, as disclosed in Note 14, Equity of the footnotes to the financial statements.

Operating loss

We experienced an operating loss of $7.6 million for the nine months ended September 30, 2018, and an operating loss of $3.0 million during the nine months ended September 30, 2017. The operating loss for the nine months ended September 30, 2017 benefited from the reversal of our RedPath contingent consideration liability of $5.8 million. Without the reversal of contingent consideration, the operating loss for the nine months ended September 30, 2017 would have been $8.8 million.

INTERPACE DIAGNOSTICS GROUP, INC.

Interest Expense

Interest expense of $0.2 million for the nine months ended September 30, 2018 relates to the accretion of contingent consideration of future royalty payments for the assets acquired under license from Asuragen, as disclosed in Note 5, Fair Value Measurements of the footnotes to the financial statements. Interest expense of $0.4 million for the nine months ended September 30, 2017 primarily relates to the combined accretion of contingent consideration of future royalty payments for the assets acquired under license from Asuragen, as disclosed in Note 5, Fair Value Measurements and for the assets acquired from RedPath Equityholders, LLC prior to the termination of the RedPath license in 2017, as disclosed in Note 14, Equity of the footnotes to the financial statements.

Provision (benefit) for income taxes

We had income tax expense of approximately $21,000 for the nine months ended September 30, 2018 and an income tax benefit of approximately $0.3 million for the nine months ended September 30, 2017. The income tax expense for 2018 was due to required minimum state and local taxes. The income tax benefit for 2017 was primarily due to allocation of tax expense between continuing and discontinued operations.

(Loss) income from discontinued operations, net of tax

We had a loss from discontinued operations of $0.1 million for the nine months ended September 30, 2018 and income from discontinued operations of $0.6 million for the nine months ended September 30, 2017. The loss from discontinued operations for the nine months ended September 30, 2018 was primarily due to an allocation of income tax expense. The income from discontinued operations for the nine months ended September 30, 2017 was primarily related to reversals of severance accruals.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2018, we had an operating loss of $7.6 million. As of September 30, 2018, we had cash and cash equivalents of $8.0 million, total current assets of $18.2 million and current liabilities of $7.8 million.

We intend to meet our capital needs, including our planned laboratory expansions, by driving revenue growth (which will require an expansion of our salesforce), containing costs as well as exploring other options, including the possibility of raising additional debt or equity capital as necessary. There is, however, no guarantee that additional capital can be raised to fund our future operations.

During the nine months ended September 30, 2018, net cash used in operating activities was $6.8 million, of which $6.4 million was used in continuing operations and $0.4 million was used in discontinued operations. The main component of cash used in operating activities during the nine months ended September 30, 2018 was the net loss of $8.2 million. During the nine months ended September 30, 2017, net cash used in operating activities was $12.9 million, of which $10.6 million was used in continuing operations and $2.3 million was used in discontinued operations. The main component of cash used in operating activities during the nine months ended September 30, 2017 was a net loss of $7.2 million, a decrease in accrued payroll of $1.8 million and accounts payable of $2.2 million related to past due obligations from the prior year. For the nine months ended September 30, 2018, there was $0.4 million of net cash used in investing activities in the purchase of lab and computer equipment.

INTERPACE DIAGNOSTICS GROUP, INC.

For the nine months ended September 30, 2017, there was net cash provided from financing activities of $24.0 million, which resulted from the issuance of common stock in our four direct offerings completed in the first nine months of 2017 as well as the subsequent exercise of warrants related to those offerings.

In November 2018, we entered into up to a $4.0 million secured Line of Credit facility including a 3-year term loan for $850,000 with Silicon Valley Bank. The proceeds of the term loan is expected to be used for laboratory capital expenditures and will be repaid monthly. The balance of the Line of Credit is available for working capital purposes as a revolving line of credit and has a three-year term. The line including the term loan are secured by a first priority lien on all assets except for intellectual property (a negative pledge). Term loan outstanding amounts incur interest at a rate per annum equal to the greater of the Wall Street Journal Prime Rate (the “Prime Rate”) and 5.00%. The borrowing limit of the revolving line of credit is the lower of 80% of the Company’s eligible accounts receivable (as adjusted by Silicon Valley Bank) and the aggregate amount of cash collections with respect to accounts receivable during the three prior calendar months. Revolving line outstanding amounts incur interest at a rate per annum equal to the Prime Rate plus 0.5%. The Line of Credit facility includes a number of affirmative and negative restrictive covenants that are applicable whether or not any amounts are outstanding under the Line of Credit facility. These restrictive covenants could adversely affect our ability to conduct our business. The Line of Credit facility also contains a number of customary events of default. See Note 17, Subsequent Events of the footnotes to the financial statements for more information.

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

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2018.

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

INTERPACE DIAGNOSTICS GROUP, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

“Item 3- Legal Proceedings” of our most recent Annual Report on Form 10-K filed on March 23, 2018 includes a discussion of our legal proceedings, as does Note 6, Commitments and Contingencies, to the accompanying condensed consolidated financial statements. During the fiscal quarter ended September 30, 2018, there have been no material changes from the proceedings disclosed in our Form 10-K.

Item 1A. Risk Factors.

Not applicable as we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 13 and 15, 2018, the Company issued an aggregate of 325,000 shares of common stock in consideration of services to be rendered in respect of two consulting agreements it entered into during the quarter ended June 30, 2018. On September 12, 2018 the Company issued an additional 100,000 shares of common stock with respect to one of these consulting agreements. On October 1, 2018 the Company issued 300,000 shares of common stock in respect to an extension of one of these consulting agreements. The issuances were exempt from registration pursuant to the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On November 13, 2018, the Company and its subsidiaries entered into a Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”), providing for up to $4.0 million of debt financing consisting of a term loan (the “Term Loan”) of up to $850,000 and a revolving line of credit based on its outstanding accounts receivable (the “Revolving Line”) of up to $4.0 million. The available amount of the Revolving Line will be reduced by the outstanding amount of the Term Loan. The Company intends to use the proceeds of the Term Loan for capital expenditures in connection with its laboratory expansion and the proceeds of the Revolving Line for working capital purposes.

The Term Loan may be borrowed in up to two advances until March 31, 2019, unless there has been an event of default. Term Loan outstanding amounts incur interest at a rate per annum equal to the greater of the Wall Street Journal Prime Rate (the “Prime Rate”) and 5.00% and are repayable in 36 equal monthly installments of principal commencing on June 3, 2019 through and including April 1, 2022. In addition, the Company is required to pay a Term Loan final payment to SVB (the “Term Loan Final Payment”) equal to 5.0% of the original principal amount of all Term Loan advances at the earliest to occur of the maturity of the Term Loan, the prepayment of the Term Loan, or the acceleration of the Term Loan upon an event of default.

The Company may prepay outstanding amounts of the Term Loan in whole, but not in part. Prepayment of the Term Loan requires payment of the Term Loan Final Payment and a Term Loan prepayment fee equal to 3.0% of the original principal amount of all Term Loan advances if prepaid in the first year of the SVB Loan Agreement, 2.0% of the original principal amount of the Term Loan advances if prepaid in the second year of the SVB Loan Agreement and 1.0% of the original principal amount of the Term Loan advances if paid in the third year of the SVB Loan Agreement.

The amount that may be borrowed under the Revolving Line is the lower of 80% of the Company’s eligible accounts receivable (as adjusted by SVB) and the aggregate amount of cash collections with respect to accounts receivable during the three prior calendar months. Revolving Line advances incur interest at a rate per annum equal to the Prime Rate plus 0.5%. The Company is also required to pay an unused Revolving Line facility fee monthly in arrears in an amount equal to 0.35% per annum of the average unused but available portion of the Revolving Line. The Revolving Line has a three year maturity. If the Company’s accounts receivable fail to satisfy certain financial requirements specified by the terms of the Revolving Loan, the Company may be required to repay the Revolving Loan in whole or in part.

Upon termination of the SVB Loan Agreement or the termination of the Revolving Line for any reason prior to the Revolving Line maturity date, in addition to the payment of any other amounts then-owing, the Company is required to pay a Revolving Line termination fee in an amount equal to 3.0% of the Revolving Line if the termination occurs in the first year of the SVB Loan Agreement, 2.0% of the Revolving Line if the termination occurs in the second year of the SVB Loan Agreement and 1.0% of the Revolving Line if the termination occurs in the third year of the SVB Loan Agreement.

The Revolving Line and the Term Loan are both secured by a first priority lien on all assets of the Company and its subsidiaries, except for intellectual property. The Company’s intellectual property may not be sold or encumbered without the Bank’s prior written consent (a negative pledge).

The SVB Loan Agreement contains a number of affirmative and negative restrictive covenants that are applicable whether or not any amounts are outstanding under the SVB Loan Agreement. These restrictive covenants could adversely affect our ability to conduct our business. The SVB Loan Agreement also contains a number of customary events of default.

The representations, warranties and covenants contained in the SVB Loan Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of such agreement. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to such agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under such agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of such agreement, and this subsequent information may or may not be fully reflected in the Company’s public disclosure.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

+	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference to any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 14, 2018	Interpace Diagnostics Group, Inc.
(Registrant)

/s/ Jack E. Stover
Jack E. Stover
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James Early
James Early
Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas Freeburg
Thomas Freeburg
Chief Accounting Officer
(Principal Accounting Officer)

