Form 10-Q
period 2019-03-31
Interpace Diagnostics Group, Inc.
filed 2019-05-14
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	IDXG	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding May 10, 2019
Common Stock, par value $0.01 per share	38,096,038

INTERPACE DIAGNOSTICS GROUP, INC.

FORM 10-Q FOR PERIOD ENDED MARCH 31, 2019

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$9,124	$6,068
Accounts receivable, net	11,221	9,483
Other current assets	1,888	2,170
Total current assets	22,233	17,721
Property and equipment, net	758	837
Other intangible assets, net	29,040	29,853
Operating lease assets	2,320	-
Other long-term assets	31	31
Total assets	$54,382	$48,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,152	$1,059
Accrued salary and bonus	1,749	1,424
Other accrued expenses	6,013	5,091
Current liabilities from discontinued operations	918	918
Total current liabilities	9,832	8,492
Contingent consideration	2,627	2,693
Operating lease liabilities	1,899	-
Other long-term liabilities	4,253	4,319
Total liabilities	18,611	15,504

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 38,195,006 and 28,767,344 shares issued, respectively; 38,096,038 and 28,694,275 shares outstanding, respectively	382	287
Additional paid-in capital	181,954	175,820
Accumulated deficit	(144,853)	(141,489)
Treasury stock, at cost (98,868 and 73,069 shares, respectively)	(1,712)	(1,680)
Total stockholders’ equity	35,771	32,938
Total liabilities and stockholders’ equity	$54,382	$48,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	Three Months Ended March 31,
	2019	2018

Revenue, net	$6,010	$4,809
Cost of revenue (excluding amortization of $813 and $813, respectively)	2,622	2,580
Gross profit	3,388	2,229
Operating expenses:
Sales and marketing	2,411	1,991
Research and development	528	501
General and administrative	2,912	2,172
Acquisition related amortization expense	813	813
Total operating expenses	6,664	5,477

Operating loss	(3,276)	(3,248)
Accretion expense	(129)	-
Other income (expense), net	48	111
Loss from continuing operations before tax	(3,357)	(3,137)
Provision for income taxes	5	6
Loss from continuing operations	(3,362)	(3,143)

Loss from discontinued operations, net of tax	(57)	(50)

Net loss	$(3,419)	$(3,193)

Basic and diluted loss per share of common stock:
From continuing operations	$(0.10)	$(0.11)
From discontinued operations	(0.00)	(0.00)
Net loss per basic and diluted share of common stock	$(0.10)	$(0.11)
Weighted average number of common shares and common share equivalents outstanding:
Basic	35,147	27,855
Diluted	35,147	27,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	For The Three Months Ended		For The Three Months Ended
	March 31, 2019		March 31, 2018
	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	28,767	$287	27,901	$278
Common stock issued	95	1	41	1
Common stock issued through offerings	9,333	94	-	-
Balance at March 31	38,195	382	27,942	279
Treasury stock:
Balance at January 1	73	(1,680)	64	(1,671)
Treasury stock purchased	26	(32)	9	(9)
Balance at March 31	99	(1,712)	73	(1,680)
Additional paid-in capital:
Balance at January 1		175,820		173,062
Common stock issued through offerings, net of expenses		5,868		-
Stock-based compensation expense		266		597
Balance at March 31		181,954		173,659
Accumulated deficit:
Balance at January 1		(141,489)		(131,800)
Net loss		(3,419)		(3,193)
Adoption of ASC 606		-		2,500
Adoption of ASC 842		55		-
Balance at March 31		(144,853)		(132,493)

Total stockholders’ equity		$35,771		$39,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For The Three Months Ended March 31,
	2019	2018

Cash Flows From Operating Activities
Net loss	$(3,419)	$(3,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	873	855
Interest accretion	129	-
Mark to market on warrants	(3)	(71)
Stock-based compensation	538	597
Other gains and expenses, net	18	-
Other changes in operating assets and liabilities:
Increase in accounts receivable	(1,738)	(466)
Decrease in other current assets	11	80
Increase in accounts payable	93	344
Increase (decrease) in accrued salaries and bonus	325	(397)
Increase (decrease) in accrued liabilities	156	(292)
Increase in long-term liabilities	57	49
Net cash used in operating activities	(2,960)	(2,494)

Cash Flows From Investing Activity
Purchase of property and equipment	(12)	(60)
Sale of property and equipment	13	-
Net cash provided by (used in) investing activity	1	(60)

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	6,015	-
Net cash provided by financing activities	6,015	-

Net increase (decrease) in cash and cash equivalents	3,056	(2,554)
Cash and cash equivalents – beginning	6,068	15,199
Cash and cash equivalents – ending	$9,124	$12,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes (the “Interim Financial Statements”) should be read in conjunction with the consolidated financial statements of Interpace Diagnostics Group, Inc. (the “Company” or “Interpace”), and its wholly-owned subsidiaries, Interpace Diagnostics Lab Inc., Interpace Diagnostics Corporation and Interpace Diagnostics, LLC, and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 21, 2019. The condensed Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, or Group DCA; InServe Support Solutions; and TVG, Inc. and its Commercial Services (“CSO”) business unit which was sold on December 22, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

2.	LIQUIDITY

As of March 31, 2019, the Company had cash and cash equivalents of $9.1 million, net accounts receivable of $11.2 million, total current assets of $22.2 million and total current liabilities of $9.8 million. For the quarter ended March 31, 2019, the Company had a net loss of $3.4 million and cash used in operating activities was $3.0 million.

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

In November 2018, the Company entered into up to a $4.0 million secured Line of Credit facility including a 3-year term loan for $850,000 with Silicon Valley Bank (“SVB”). The proceeds of the term loan are expected to be used for laboratory capital expenditures and will be repaid monthly. The term loan draw date will be on or before June 30, 2019. The $3.15 million balance of the Line of Credit is available for working capital purposes as a revolving line of credit and has a three-year term, ending November 2021. As of April 2, 2019, $0.25 million of this amount has been reserved, but not drawn, for a letter of credit related to the security deposit for our Pittsburgh facility lease. The borrowing limit of the revolving line of credit is the lower of 80% of the Company’s eligible accounts receivable (as adjusted by SVB) and the aggregate amount of cash collections with respect to accounts receivable during the three prior calendar months. Term loan outstanding amounts incur interest at a rate per annum equal to the greater of the Wall Street Journal Prime Rate (the “Prime Rate”) and 5.00%. Revolving Line outstanding amounts incur interest at a rate per annum equal to the Prime Rate plus 0.5%.

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

Revenue Recognition

Our Services

We are a fully integrated commercial and bioinformatics company that develops and provides clinically useful molecular diagnostic tests and pathology services. We develop and commercialize genomic tests and related first line assays principally focused on early detection of patients with indeterminate biopsies and at high risk of cancer using the latest technology to help personalized medicine and improve patient diagnosis and management. Our tests and services provide mutational analysis of genomic material contained in suspicious cysts, nodules and lesions with the goal of better informing treatment decisions in patients at risk of thyroid, pancreatic, and other cancers. The molecular diagnostic tests we offer enable healthcare providers to better assess cancer risk, helping to avoid unnecessary surgical treatment in patients at low risk. We currently have four commercialized molecular diagnostic tests in the marketplace for which we are receiving reimbursement: PancraGEN®, which is a pancreatic cyst and pancreaticobiliary solid lesion genomic test that helps physicians better assess risk of pancreaticobiliary cancers using our proprietary PathFinderTG® platform; ThyGeNEXT®, which is an expanded oncogenic mutation panel that helps identify malignant thyroid nodules, and replaced ThyGenX®; ThyraMIR®, which assesses thyroid nodules for risk of malignancy utilizing a proprietary microRNA gene expression assay; and RespriDx®, which is a genomic test that helps physicians differentiate metastatic or recurrent lung cancer from the presence of newly formed primary lung cancer and which also utilizes our PathFinderTG® platform to compare the genomic fingerprint of two or more sites of lung cancer. BarreGEN®, an esophageal cancer risk classifier for Barrett’s Esophagus that also utilizes our PathFinder TG® platform, is currently in a Clinical Evaluation Program or (“CEP”) whereby we gather information from physicians using BarreGEN® to assist us in positioning our product for full launch, partnering and potentially supporting reimbursement with payers.

Revenue from Contracts with Customers (ASC 606)

The Company derives its revenues from the performance of its proprietary tests. The Company’s performance obligation is fulfilled upon completion, review and release of test results to the customer. The Company subsequently bills third-party payers or direct-bill payers for the proprietary tests performed. Revenue is recognized based on the estimated transaction price or net realizable value (“NRV”), which is determined based on historical collection rates by each payer category for each proprietary test offered by the Company. To the extent the transaction price includes variable consideration, for all third party and direct-bill payers and proprietary tests, the Company estimates the amount of variable consideration that should be included in the transaction price using the expected value method based on historical experience.

The Company regularly reviews the ultimate amounts received from the third-party and direct-bill payers and related estimated reimbursement rates and adjusts the NRV’s and related contractual allowances accordingly. If actual collections and related NRV’s vary significantly from our estimates, we will adjust the estimates of contractual allowances, which would affect net revenue in the period such variances become known.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

Disaggregated Revenues

We operate in a single operating segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, which is consistent with internal management reporting. For the three-month periods ended March 31, 2019 and 2018, substantially all of the Company’s revenues were derived from its Gastrointestinal and Endocrine molecular diagnostic tests.

Financing and Payment

For non-Medicare claims, our payment terms vary by payer category. Payment terms for direct-payers are typically thirty days. Commercial third-party-payers are required to respond to a claim within a time period established by their respective state regulations, generally between thirty to sixty days. However, payment for commercial third-party claims may be subject to a denial and appeal process, which could take up to two years in some instances where multiple appeals are submitted. The Company generally appeals all denials from commercial third-party payers.

Costs to Obtain or Fulfill a Customer Contract

Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in sales and marketing expense in the condensed consolidated statements of operations.

Accounts Receivable

The Company’s accounts receivable represent unconditional rights to consideration and are generated using its proprietary molecular diagnostic tests. The Company’s services are fulfilled upon completion of the test, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payer or directly bills the hospital or service provider. Accounts receivable is recognized for all payer groups net of contractual adjustment and net of estimated uncollectable amounts. Contractual adjustments represent the difference between the list prices and the reimbursement rate set by third party payers, including Medicare, commercial payers, or amounts billed directly to hospitals and service providers. Specific accounts may be written off after several appeals, which in some cases may take longer than twelve months.

Leases

The Company determines if an arrangement contains a lease in whole or in part at the inception of the contract. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term while lease liabilities represent our obligation to make lease payments arising from the lease. All leases with terms greater than twelve months result in the recognition of a ROU asset and a liability at the lease commencement date based on the present value of the lease payments over the lease term. Unless a lease provides all of the information required to determine the implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments. We use the implicit interest rate in the lease when readily determinable.

Our lease terms include all non-cancelable periods and may include options to extend (or to not terminate) the lease when it is reasonably certain that we will exercise that option. Leases with terms of twelve months or less at the commencement date are expensed on a straight-line basis over the lease term and do not result in the recognition of an asset or liability. See Note 6, Leases.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

Other Current Assets

Other current assets consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(unaudited)
Indemnification assets	$875	$875
Prepaid expenses	941	1,230
Other	72	65
Total other current assets	$1,888	$2,170

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

Discontinued Operations

The Company accounts for business dispositions and its businesses held for sale in accordance with ASC 205-20, Discontinued Operations (“ASC 205-20”). ASC 205-20 requires the results of operations of business dispositions to be segregated from continuing operations and reflected as discontinued operations in current and prior periods. See Note 12, Discontinued Operations for further information.

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted loss per share for the three-month periods ended March 31, 2019 and 2018 is as follows:

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
Basic weighted average number of common shares	35,147	27,855
Potential dilutive effect of stock-based awards	-	-
Diluted weighted average number of common shares	35,147	27,855

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods because they would have been anti-dilutive:

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
Options	3,936	2,256
Stock-settled stock appreciation rights (SARs)	25	84
Restricted stock units (RSUs)	607	220
Warrants	14,196	13,542
	18,764	16,102

4.	OTHER INTANGIBLE ASSETS

The net carrying value of the identifiable intangible assets as of March 31, 2019 and December 31, 2018 are as follows:

		As of March 31, 2019	As of December 31, 2018
		(unaudited)
	Life	Carrying	Carrying
	(Years)	Amount	Amount
Diagnostic assets:
Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	18,351	18,351
Total		$43,011	$43,011
Diagnostic lab:
CLIA Lab	2.3	$609	$609

Accumulated Amortization		$(14,580)	$(13,767)

Net Carrying Value		$29,040	$29,853

Amortization expense was approximately $0.8 million for the three-month periods ended March 31, 2019 and 2018, respectively. Amortization of our diagnostic assets begins upon launch of the product. Estimated amortization expense for the next five years is as follows, based on current assumptions of future product launches:

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

	As of March 31, 2019		Fair Value Measurements
	Carrying	Fair	As of March 31, 2019
	Amount	Value	Level 1	Level 2	Level 3
	(unaudited)
Liabilities:
Contingent consideration:
Asuragen (1)	$3,136	$3,136	$-	$-	$3,136
Other long-term liabilities:
Warrant liability (2)	358	358	-	-	358
	$3,494	$3,494	$-	$-	$3,494

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

	As of December 31, 2018		Fair Value Measurements
	Carrying	Fair	As of December 31, 2018
	Amount	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration:
Asuragen (1)	$3,127	$3,127	$-	$-	$3,127
Other long-term liabilities:
Warrant liability (2)	361	361	-	-	361
	$3,488	$3,488	$-	$-	$3,488

(1)(2) See Note 8, Accrued Expenses and Long-Term Liabilities

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

On June 21, 2017, the Company issued 575,000 Underwriters Warrants, related to a public offering on the same date that included a cash settlement feature in the event of certain circumstances. Accordingly, the Underwriters Warrants are classified as liabilities and were fair valued using the Black Scholes Option-Pricing Model, the inputs for which include exercise price of the respective warrants, market price of the underlying common shares, expected term, volatility based on the Company’s historical market price, and the risk-free rate corresponding to the expected term of the underlying exchange agreement. Changes to the fair value of the warrant liabilities were recorded in Other income (expense), net.

A roll forward of the carrying value of the Contingent Consideration Liability and the Underwriters’ Warrants to March 31, 2019 is as follows:

				Cancellation	Adjustment
				of Obligation/	to Fair Value/
	December 31, 2018	Payments	Accretion	Conversions Exercises	Mark to Market	March 31, 2019
	(unaudited)
Asuragen	$3,127	$(120)	$129	$-	$-	$3,136

Underwriters Warrants	361	-	-	-	(3)	358
	$3,488	$(120)	$129	$-	$(3)	$3,494

Certain of the Company’s non-financial assets, such as other intangible assets and goodwill, are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

6.	LEASES

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. Effective January 1, 2019, the Company adopted the provisions of Topic 842 using the alternative modified transition method, with a cumulative effect adjustment to the opening balance of retained earnings on the date of adoption, and prior periods not restated, as allowed under the provisions of Topic 842. The Company also elected to use the practical expedients permitted under the transition guidance of Topic 842, which provides for the following: the carryforward of the Company’s historical lease classification, no requirement for reassessment of whether an expired or existing contract contains an embedded lease, no reassessment of initial direct costs for any leases that exist prior to the adoption of the new standard, and the election to consolidate lease and non-lease components. The Company also elected to keep all leases with an initial term of 12 months or less off the balance sheet.

The Company recorded $2.4 million of right-of-use lease assets and $2.5 million of lease liabilities upon adoption, primarily relating to rentals of space for our corporate headquarters and laboratories, as well as equipment leases, all under operating leases. In addition, the Company recorded a cumulative adjustment to opening accumulated deficit of $0.1 million.

The table below presents the lease-related assets and liabilities recorded in the Condensed Consolidated Balance Sheet:

	Classification on the Balance Sheet	March 31, 2019
		(unaudited)
Assets
Operating lease assets	Operating lease assets	$2,320
Total lease assets		$2,320

Liabilities
Current
Operating lease liabilities	Other accrued expenses	$526
Noncurrent
Operating lease liabilities	Operating lease liabilities	1,899
Total lease liabilities		$2,425

The weighted average remaining lease term for the Company’s operating leases was 4.1 years as of March 31, 2019 and the weighted average discount rate for those leases was 6.0%. The Company’s operating lease expenses are recorded within cost of revenue and general and administrative expenses.

The table below reconciles the undiscounted cash flows to the operating lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2019:

Operating Leases
(unaudited)
2019	$495
2020	675
2021	671
2022	629
2023	250
Total minimum lease payments	2,720
Less: amount of lease payments representing effects of discounting	295
Present value of future minimum lease payments	2,425
Less: current obligations under leases	526
Long-term lease obligations	$1,899

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

As of December 31, 2018, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year were as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$2,814	$613	$1,322	$879	$-
Contractual obligation	-	-	-	-	-
Total	$2,814	$613	$1,322	$879	$-

7.	COMMITMENTS AND CONTINGENCIES

Litigation

Due to the nature of the businesses in which the Company is engaged it is subject to certain risks. Such risks include, among others, risk of liability for personal injury or death to persons using products the Company promotes or commercializes. There can be no assurance that substantial claims or liabilities will not arise in the future due to the nature of the Company’s business activities and recent increases in litigation related to healthcare products and related intellectual property.

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

As of March 31, 2019, the Company’s accrual for litigation and threatened litigation was not material to the condensed consolidated financial statements.

8.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

Other accrued expenses consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(unaudited)
Accrued royalties	$1,670	$1,399
Indemnification liability	875	875
Contingent consideration	510	434
Accrued professional fees	648	701
Operating lease liability	526	-
Taxes payable	306	285
Unclaimed property	565	565
All others	913	832
Total other accrued expenses	$6,013	$5,091

Long-term liabilities consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(unaudited)
Warrant liability	$358	$361
Uncertain tax positions	3,895	3,838
Other	-	120
Total other long-term liabilities	$4,253	$4,319

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

9.	STOCK-BASED COMPENSATION

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

During March 2019, the Company’s Chief Executive Officer, Chief Financial Officer, and other executives were granted incentive stock options to purchase an aggregate of 1,105,440 shares of common stock with an exercise price of $0.98 per share and 276,360 RSUs, subject generally to the executive’s or board member’s, as applicable, continued service with the Company, which vest one-third each year over a period of three years.

The following table provides the weighted average assumptions used in determining the fair value of the stock option awards granted during the three month periods ended March 31, 2019 and 2018.

	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)
Risk-free interest rate	2.51%	2.65%
Expected life	6.0 years	6.0 years
Expected volatility	127.81%	126.93%
Dividend yield	-	-

The Company recognized approximately $0.5 million and $0.6 million of stock-based compensation expense during the three month periods ended March 31, 2019 and 2018, respectively.

10.	INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on (loss) income from continuing operations and the effective tax rate for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)

Provision (benefit) from income tax	$5	$6
Effective income tax rate	(0.1%)	(0.2%)

Income tax expense for the three-month periods ended March 31, 2019 and 2018 was primarily due to minimum state and local taxes.

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

12.	DISCONTINUED OPERATIONS

The components of liabilities classified as discontinued operations relate to Commercial Services and consist of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(unaudited)

Accounts payable	$192	$192
Other	726	726
Current liabilities from discontinued operations	918	918
Total liabilities	$918	$918

13.	LINE OF CREDIT

As of March 31, 2019, the Company had no borrowings on its Silicon Valley Bank Loan and Security Agreement (“SVB Loan Agreement”) and was in compliance with all covenants. The SVB Loan Agreement provides for up to $4.0 million of debt financing and consists of a term loan (the “Term Loan”) of up to $850,000 and a revolving line of credit based on its outstanding accounts receivable (the “Revolving Line”) of up to $4.0 million. The Company intends to use the proceeds of the Term Loan for capital expenditures in connection with its laboratory expansion and the proceeds of the Revolving Line for working capital purposes. According to the Term Loan provisions, the Company intends to draw the full $850,000 by June 30, 2019.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

Term Loan outstanding amounts will bear interest at a rate per annum equal to the greater of the Wall Street Journal Prime Rate (the “Prime Rate”) and 5.00%. The amount that may be borrowed under the Revolving Line is the lower of (i) $4.0 million or (ii) 80% of the Company’s eligible accounts receivable (as adjusted by SVB) minus any outstanding amounts under the Term Loan. Revolving Line outstanding amounts incur interest at a rate per annum equal to the Prime Rate plus 0.5%. The Company is also required to pay an unused Revolving Line facility fee monthly in arrears in an amount equal to 0.35% per annum of the average unused but available portion of the Revolving Line.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table represents cash flows used in the Company’s discontinued operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)

Net cash used in operating activities of discontinued operations	$-	$(315)

Supplemental Disclosures of Non Cash Activities

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
Operating
Adoption of ASC 606	$-	$2,500
Adoption of ASC 842 - right of use asset	$2,449	$-
Adoption of ASC 842 - operating lease liability	$(2,536)	$-
Taxes accrued for repurchase of restricted shares	$32	$-
Investing
Acquisition of property and equipment	$-	$16
Stock offering costs in other accrued expenses	$53	$-

15.	EQUITY

On January 25, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) with respect to the issuance and sale of an aggregate of 9,333,334 shares (the “Firm Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”), in an underwritten public offering. Pursuant to the Underwriting Agreement, the Company also granted Wainwright an option, exercisable for 30 days, to purchase an additional 1,400,000 shares of Common Stock. The option expired unexercised. The Firm Shares were offered to the public at a price of $0.75 per Share. Wainwright purchased the Firm Shares from the Company pursuant to the Underwriting Agreement at an effective price of $0.6975 per share.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

The Company received net proceeds, after deducting underwriter discounts and commissions and other expenses related to the offering, in the amount of approximately $6.1 million. The Company intends to use the net proceeds from the offering for working capital, capital expenditures, business development and research and development expenditures, and acquisition of new technologies and businesses.

16.	WARRANTS

In connection with the Wainwright underwritten public offering, the Company issued to Wainwright’s designees warrants (the “Underwriter Warrants”) to purchase up to 654,334 shares of Common Stock (representing 7% of the aggregate number of Firm Shares), at an exercise price of $0.9375 per share (representing 125% of the public offering price). The Underwriter Warrants are exercisable immediately and expire three years from the date of issuance.

There was no warrant exercise activity for the three months ended March 31, 2019. Warrants outstanding for the period ended March 31, 2019 are as follows:

Description	Classification	Exercise Price	Expiration Date	Warrants Issued	Warrants Exercised	Warrants Cancelled/ Expired	Balance December 31,2018	Balance March 31,2019

Private Placement Warrants, issued January 25, 2017	Equity	$4.69	June 2022	855,000	-	-	855,000	855,000
RedPath Warrants,issued March 22, 2017	Equity	$4.69	September 2022	100,000	-	-	100,000	100,000
Underwriters Warrants,issued June 21, 2017	Liability	$1.32	December 2022	575,000	-	(40,000)	535,000	535,000
Base & Overallotment Warrants,issued June 21, 2017	Equity	$1.25	June 2022	14,375,000	(5,672,852)	-	8,702,148	8,702,148
Vendor Warrants,issued August 6, 2017	Equity	$1.25	August 2020	150,000	-	-	150,000	150,000
Warrants issued October 12, 2017	Equity	$1.80	April 2022	3,200,000	-	-	3,200,000	3,200,000
Underwriters Warrants,issued January 25, 2019	Equity	$0.9375	January 2022	654,334	-	-	-	654,334

				19,909,334	(5,672,852)	(40,000)	13,542,148	14,196,482

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

17.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Topic 842 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. Leases are to be classified as either finance or operating leases, with such classification affecting the pattern or expense recognition in the statement of operations. We adopted this new standard as of January 1, 2019, by using the alternative modified transition method. See Note 3, Significant Accounting Policies, for more details.

18.	SUBSEQUENT EVENT

As previously disclosed on the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2019, we were notified by NASDAQ on April 16, 2019 that we were no longer in compliance with the minimum bid price requirement of NASDAQ. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of at least $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days. Based on the closing bid price of our common stock for the thirty (30) consecutive business days from March 5, 2019 to April 15, 2019, we no longer meet the minimum bid price requirement. The Notification Letter does not impact our listing on The Nasdaq Capital Market at this time. We have 180 calendar days or until October 14, 2019 to regain compliance with this requirement or face delisting. To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. We may be eligible for an additional 180 calendar day compliance period if we do not regain compliance by October 14, 2019. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the staff of Nasdaq (the “Staff”) that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant our request for continued listing. We are currently considering available options to regain compliance.

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	the limited revenue generated from our business thus far and our ability to commercially leverage our bioinformatics data and develop our pipeline products;
●	our obligations to make royalty and milestone payments to our licensors;
●	our inability to finance our business on acceptable terms in the future may limit our ability to develop and commercialize new molecular diagnostic solutions and technologies and grow our business;
●	our ability to comply with financial covenants under our current line of credit facility and comply with our debt obligations;
●	whether we are able to successfully utilize our commercial and operating experience to sell our molecular diagnostic tests;
●	our products continuing to perform as expected;
●	our limited operating history;
●	our ability to attract and retain key personnel;
●	our dependence on a concentrated selection of third-party payers including the lack of timeliness of their payments;
●	our ability to obtain broad adoption of and ability to grow or continue to secure sufficient levels of reimbursement in a changing reimbursement environment, including obtaining clinical data to support sufficient levels of reimbursement;
●	the demand for our molecular diagnostic tests from physicians and patients;
●	our relationships with leading thought leaders and biopharmaceutical companies;
●	demonstration of clinical relevance and value in utility studies;
●	our ability to continue to expand our sales and marketing forces;
●	our reliance on our commercial sales forces for continued business expansion;
●	fluctuating quarterly operating results;
●	our dependence on third parties for the supply of some of the materials used in our tests;
●	our ability to scale our operations, testing capacity and processing technology;
●	our ability to support demand for our molecular diagnostic tests and any of our future tests or solutions;
●	our ability to compete successfully with physicians and members of the medical community who use traditional methods to diagnose gastrointestinal and endocrine cancers, competitors offering broader product lines outside of the molecular diagnostic testing market and having greater brand recognition than we do, and companies with greater financial resources;
●	our ability to obtain sufficient data and samples to cost effectively and timely perform sufficient clinical trials in order to support our current and future products;
●	our ability to license rights to use technologies in order to commercialize new products;
●	our involvement in current and future litigation against us or our ability to collect on judgements found in our favor;
●	our ability to continuously develop our technology and to work to develop new solutions to keep pace with evolving standards of care;
●	our ability to enter into additional clinical study collaborations with highly regarded institutions;

INTERPACE DIAGNOSTICS GROUP, INC.

●	the effect of seasonal results and adverse weather conditions, such as hurricanes and floods, on our business;
●	the effect current and future laws, licensing requirements and regulation have on our business including the changing U.S. Food and Drug Administration, or the FDA, environment as it relates to molecular diagnosis;
●	our ability to obtain and maintain sufficient laboratory space to meet our processing needs as well as our ability to pass regulatory inspections and continue to be Clinical Laboratory Improvement Amendments (“CLIA”) and the College of American Pathologists (“CAP”) certified or accredited;
●	legislative reform of the U.S. healthcare system, including the effect of pricing provisions of the Protecting Access to Medicare Act of 2014 (“PAMA”) on our Advanced Diagnostic Laboratory Tests (ADLTs), adjustments or reductions in reimbursement rates of our molecular diagnostic tests by the Center for Medicare and Medicaid Services (“CMS”) and changes or reductions in reimbursement rates or coverage of our tests by third party payers;
●	compliance with numerous statutes and regulations pertaining to our business;
●	the effect of potential adverse findings resulting from regulatory audits of our billing and payment practices and the impact such results could have on our business;
●	business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States, including our ability to comply with international laws and regulations;
●	compliance with the FCPA and anti-bribery laws;
●	tax reform legislation;
●	changes in financial accounting standards or practices;
●	our use of hazardous materials;
●	the susceptibility of our information systems to security breaches, loss of data and other disruptions;
●	product liability claims against us;
●	our ability to attract and retain qualified commercial representatives and other key employees and management personnel;
●	our billing practices and our ability to collect on claims for the sale of our tests;
●	our dependence on third-party medical billing providers to operate effectively without delays, data loss, or other disruptions;
●	cost increases resulting from enacted healthcare reform legislation;
●	changes in governmental regulations mandating price controls and limitations on patient access to our products;
●	our ability to increase revenue and manage the size of our operations;
●	our ability to successfully identify, complete and integrate any future acquisitions of companies and/or products that we believe meet our strategic goals and needs, and the effects of any such acquisitions on our revenues, profitability and ongoing business;
●	our ability, and the ability of our third-party billing providers, to effectively maintain, upgrade and integrate the information systems on which we depend, including our partially customized Laboratory Information Management System (LIMS);
●	the results of any future impairment testing for intangible assets as required under GAAP;
●	the impact of contingent liabilities on our financial condition;
●	our compliance with our license agreements and our ability to protect and defend our intellectual property rights;
●	changes in U.S. patent law;
●	patent infringement claims against us;
●	our ability to maintain our listing with The Nasdaq Capital Market (“NASDAQ”);
●	compliance with public company reporting requirements;
●	the impact of future issuances of debt, common and preferred shares on stockholders’ interest and stock price;
●	our ability to report financial results on a timely and accurate basis;
●	the impact of anti-takeover defenses on an acquisition or stock price;
●	the volatility of our stock price and fluctuations in our quarterly and annual revenues and earnings;
●	publications, or the lack thereof, by equity research analysts about us, our business and our competitors;
●	securities class action litigation;
●	cost of settlement or damage awards against our directors and officers; and
●	the effect of The Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”) as it potentially impacts our ability to incentive our sales personnel appropriately.

Please see Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed March 21, 2019, as well as other documents we file with the U.S. Securities and Exchange Commission (“SEC”) from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

INTERPACE DIAGNOSTICS GROUP, INC.

OVERVIEW

We are a fully integrated commercial and bioinformatics company that develops and provides clinically useful molecular diagnostic tests and pathology services. We develop and commercialize genomic tests and related first line assays principally focused on early detection of patients with indeterminate biopsies and at high risk of cancer using the latest technology to help personalized medicine and improve patient diagnosis and management. Our tests and services provide mutational analysis of genomic material contained in suspicious cysts, nodules and lesions with the goal of better informing treatment decisions in patients at risk of thyroid, pancreatic, and other cancers. The molecular diagnostic tests we offer enable healthcare providers to better assess cancer risk, helping to avoid unnecessary surgical treatment in patients at low risk. We currently have four commercialized molecular diagnostic tests in the marketplace for which we are receiving reimbursement: PancraGEN®, which is a pancreatic cyst and pancreaticobiliary solid lesion genomic test that helps physicians better assess risk of pancreaticobiliary cancers using our proprietary PathFinderTG® platform; ThyGeNEXT®, which is an expanded oncogenic mutation panel that helps identify malignant thyroid nodules and replaced ThyGenX®; ThyraMIR®, which assesses thyroid nodules for risk of malignancy utilizing a proprietary microRNA gene expression assay; and RespriDx®, which is a genomic test that helps physicians differentiate metastatic or recurrent lung cancer from the presence of newly formed primary lung cancer and which also utilizes our PathFinderTG® platform to compare the genomic fingerprint of two or more sites of lung cancer. BarreGEN®, an esophageal cancer risk classifier for Barrett’s Esophagus that also utilizes our PathFinder TG® platform, is currently in a Clinical Evaluation Program or (“CEP”) whereby we gather information from physicians using BarreGEN® to assist us in positioning our product for full launch, partnering and potentially supporting reimbursement with payers.

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

The global molecular diagnostics market is estimated to be approximately $6.5 billion and is a segment within the approximately $60 billion in vitro diagnostics market according to statistics from Kalorama Information, publisher of the Worldwide Market for In Vitro Diagnostic Tests. We believe that the molecular diagnostics market offers significant growth and strong patient value given the substantial opportunity it affords to lower healthcare costs by helping to reduce unnecessary surgeries and ensuring the appropriate frequency of monitoring. We are keenly focused on growing our test volumes, securing additional insurance coverage and reimbursement, maintaining and growing our current reimbursement and supporting revenue growth for our molecular diagnostic tests, introducing related first line product and service extensions, as well as expanding our business by developing and promoting synergistic products in our markets. We also believe that BarreGen® is a potentially significant pipeline product, and we are providing necessary resources to accelerate our development process. Further, we believe BarreGEN® is synergistic with our capabilities in the gastrointestinal market, which is one of the sectors in which we operate. Additionally, we are focused on either acquiring or licensing products that either leverage our commercial capabilities and/or diversify our revenue base away from the risks associated with reimbursement by leveraging our molecular data and capabilities.

Additional Reimbursement Coverage During 2019

Reimbursement progress is key for any molecular diagnostic company. We have been successful to date in expanding the reimbursement of our products in 2019. Specifically, the most significant progress we have made regarding payers to date in 2019 is as follows:

●	In January 2019, we announced that we had entered into an Agreement with the University of Maryland Medical System (“UMMS”) to provide physicians’ access to ThyGeNEXT®, ThyraMIR®, and PancraGEN® across the UMMS network, which includes 4,000 affiliated physicians who provide primary and specialty care in more than 150 locations and at 14 hospitals.

INTERPACE DIAGNOSTICS GROUP, INC.

●	In April 2019, we announced that Medica, one of the largest health plans in the the Midwest, extended coverage of both ThyGeNEXT® and ThyraMIR® to its 1.3 million covered lives. Physicians across Medica’s entire network will now be able to utilize Interpace’s thyroid products.
●	In April 2019, we announced that we had received approval to launch ThyraMIR® diagnostic testing on formalin-fixed, paraffin-embedded (“FFPE”) tissue samples from thyroid nodules from the State of New York.

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

Revenue

The Company’s revenue is generated from the performance of its proprietary molecular diagnostics tests. The Company’s performance obligation is fulfilled upon completion, review and release of test results and subsequent billing to the third-party payer or hospital.

Under ASC 606, the Company recognizes revenue for billings less contractual allowances and estimated uncollectable amounts for all payer groups on the accrual basis based upon a thorough analysis of historical receipts. The net amount derived and used for revenue recognition is referred to as the “net realizable value” or (“NRV”) for the particular test and payer group from which reimbursement is received. This derived NRV is evaluated quarterly or as needed and then applied to future periods until recalculated.

Persuasive evidence of an arrangement exists and delivery is deemed to have occurred upon completion, review, and release of the test results at which time we billed the third-party payor or hospital. The assessment of the fixed or determinable nature of the fees charged for diagnostic testing performed, and the collectability of those fees, requires significant judgment by our management. Our management believes that these two criteria have been met when there is contracted reimbursement coverage or a predictable pattern of collectability with individual third-party payers or hospitals and accordingly, recognized revenue upon delivery of the test results. In the absence of contracted reimbursement coverage or a predictable pattern of collectability, we believe that the fee was fixed or determinable and collectability was reasonably assured only upon request of third-party payor notification of payment or when cash was received, and we recognize revenue at that time.

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

Condensed Consolidated Results of Continuing Operations for the Quarter Ended March 31, 2019 Compared to the Quarter Ended March 31, 2018 (in thousands)

	Three Months Ended March 31,
	2019	2019	2018	2018

Revenue, net	$6,010	100.0%	$4,809	100.0%
Cost of revenue	2,622	43.6%	2,580	53.6%
Gross profit	3,388	56.4%	2,229	46.4%
Operating expenses:
Sales and marketing	2,411	40.1%	1,991	41.4%
Research and development	528	8.8%	501	10.4%
General and administrative	2,912	48.5%	2,172	45.2%
Acquisition related amortization expense	813	13.5%	813	16.9%
Total operating expenses	6,664	110.9%	5,477	113.9%

Operating loss	(3,276)	-54.5%	(3,248)	-67.5%
Accretion expense	(129)	-2.1%	-	0.0%
Other income (expense), net	48	0.8%	111	2.3%
Loss from continuing operations before tax	(3,357)	-55.9%	(3,137)	-65.2%
Provision for income taxes	5	0.1%	6	0.1%
Loss from continuing operations	(3,362)	-55.9%	(3,143)	-65.4%

Loss from discontinued operations, net of tax	(57)	-0.9%	(50)	-1.0%

Net loss	$(3,419)	-56.9%	$(3,193)	-66.4%

Revenue, net

Consolidated revenue, net for the three months ended March 31, 2019 increased by $1.2 million, or 25%, to $6.0 million, compared to $4.8 million for the three months ended March 31, 2018. This increase was principally attributable to increased test volume for our thyroid tests.

Cost of revenue

Consolidated cost of revenue for the three months ended March 31, 2019 and March 31, 2018 were comparable in both periods at approximately $2.6 million.

Gross profit

Consolidated gross profit for the three months ended March 31, 2019 increased $1.2 million, or 52%, to $3.4 million, as compared to $2.2 million for the three months ended March 31, 2018. The gross profit percentage increased from 46% for the first quarter of 2018 to 56% for the first quarter of 2019 due to the leveraging of fixed costs over the higher revenue base as well as the timing of lab supply purchases for the quarter ended March 31, 2018.

Sales and marketing expense

Sales and marketing expense was $2.4 million for the three months ended March 31, 2019, or 40% as a percentage of net revenue. For the three months ended March 31, 2018, sales and marketing expense was $2.0 million, or 41% as a percentage of net revenue. The increase in sales and marketing expense primarily reflects an increase in employee and consulting costs of $0.4 million, as we are expanding the size of our salesforce and increasing our marketing activities which are supporting our growth.

INTERPACE DIAGNOSTICS GROUP, INC.

Research and development

Research and development expense totaled approximately $0.5 million for both the three months ended March 31, 2019 and March 31, 2018. As a percentage of revenue research and development expense decreased to 9% for the three months ended March 31, 2019 as compared to 10% for the three months ended March 31, 2018. This decrease as a percentage of revenue was due to the increase in revenue discussed above.

General and administrative

General and administrative expense for the three months ended March 31, 2019 was $2.9 million as compared to $2.2 million for the three months ended March 31, 2018. This increase was primarily attributable to increases in professional fees of approximately $0.4 million in connection with evaluating strategic initiatives and non-cash compensation for professional services of $0.3 million when compared to the quarter ended March 31, 2018.

Acquisition related amortization expense

During the three months ended March 31, 2019 and March 31, 2018, we recorded amortization expense of approximately $0.8 million, respectively in both periods which is related to intangible assets associated with prior acquisitions.

Operating loss

Operating loss from continuing operations was $3.3 million for the three months ended March 31, 2019 as compared to $3.2 million for the three months ended March 31, 2018. The increase can be attributed to the increase in general and administrative expense discussed above.

Provision for income taxes

The Company’s income tax expense was approximately $5,000 for the three months ended March 31, 2019 and $6,000 for the three months ended March 31, 2018. Income tax expense for both periods was primarily driven by minimum state and local taxes.

(Loss) income from discontinued operations, net of tax

We had a loss from discontinued operations of $0.06 million for the three months ended March 31, 2019 and a loss from discontinued operations of $0.05 million for the three months ended March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2019, we had an operating loss of $3.3 million. As of March 31, 2019, we had cash and cash equivalents of $9.1 million, net accounts receivable of $11.2 million, total current assets of $22.2 million and current liabilities of $9.8 million.

During the three months ended March 31, 2019, net cash used in operating activities was $3.0 million, all of which was used in continuing operations. The main component of cash used in operating activities during the three months ended March 31, 2019 was the net loss of $3.4 million. During the three months ended March 31, 2018, net cash used in operating activities was $2.5 million, of which $2.2 million was used in continuing operations and $0.3 million was used in discontinued operations. The main component of cash used in operating activities during the three months ended March 31, 2018 was the net loss of $3.2 million.

INTERPACE DIAGNOSTICS GROUP, INC.

Our accounts receivable increased to $11.0 million from $6.4 million at the end of Q1 of 2018, principally due to our growing revenues and partially due to the impact of the adoption of ASC 606. We began recognizing all of our revenue on an accrual basis effective January 1, 2018. Prior to that date, revenue from certain payer groups was being recognized on a cash basis. Therefore as of March 31, 2019, we have been using the full accrual basis for 15 months, as compared to only 3 months as of March 31, 2018. Additionally we changed our billing and collections contractor and we are still in the process of finalizing transition.

For the three months ended March 31, 2019, there was cash provided from financing activities of $6.0 million which resulted from the issuance of common stock in our underwritten public offering completed in January 2019.

We intend to meet our capital needs by driving revenue growth, containing costs as well as exploring other options. Management believes that the Company has sufficient cash on hand to sustain operations through at least May 31, 2020. There is no guarantee that additional capital can be raised to fund our future operations.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that billing rates reflect increases in costs due to inflation.

Off-Balance Sheet Arrangements

None.

INTERPACE DIAGNOSTICS GROUP, INC.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

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

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2019.

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

INTERPACE DIAGNOSTICS GROUP, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

“Item 3- Legal Proceedings” and Note 10, Commitments and Contingencies, to the Consolidated Financial Statements of our most recent Annual Report on Form 10-K, filed with the SEC on March 21, 2019 (the “Form 10-K”),include a discussion of our legal proceedings, as does Note 7, Commitments and Contingencies, to the condensed consolidated financial statements furnished herewith. During the fiscal quarter ended March 31, 2019, there have been no material changes from the proceedings disclosed in our Form 10-K.

Item 1A. Risk Factors.

Not applicable as we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

+	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference to any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2019	Interpace Diagnostics Group, Inc.
(Registrant)

/s/ Jack E. Stover
Jack E. Stover
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2019	/s/ James Early
James Early
Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2019	/s/ Thomas Freeburg
Thomas Freeburg
Chief Accounting Officer
(Principal Accounting Officer)

