Form 10-Q
period 2019-06-30
Interpace Diagnostics Group, Inc.
filed 2019-08-13
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding August 9, 2019
Common Stock, par value $0.01 per share	38,196,038

INTERPACE DIAGNOSTICS GROUP, INC.

FORM 10-Q FOR PERIOD ENDED JUNE 30, 2019

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,2019	December 31, 2018
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,210	$6,068
Accounts receivable, net	12,966	9,483
Other current assets	1,977	2,170
Total current assets	19,153	17,721
Property and equipment, net	731	837
Other intangible assets, net	28,227	29,853
Operating lease assets	2,190	-
Other long-term assets	31	31
Total assets	$50,332	$48,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,712	$1,059
Accrued salary and bonus	1,283	1,424
Other accrued expenses	7,205	5,091
Current liabilities from discontinued operations	766	918
Total current liabilities	10,966	8,492
Contingent consideration	2,531	2,693
Operating lease liabilities	1,738	-
Other long-term liabilities	4,268	4,319
Total liabilities	19,503	15,504

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 38,295,006 and 28,767,344 shares issued, respectively; 38,196,038 and 28,694,275 shares outstanding, respectively	383	287
Additional paid-in capital	182,231	175,820
Accumulated deficit	(150,073)	(141,489)
Treasury stock, at cost (98,868 and 73,069 shares, respectively)	(1,712)	(1,680)
Total stockholders’ equity	30,829	32,938
Total liabilities and stockholders’ equity	$50,332	$48,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue, net	$6,270	$5,501	$12,280	$10,310
Cost of revenue (excluding amortization of $813 and $813 for the three months and $1,626 and $1,626 for the six months, respectively)	3,031	2,247	5,654	4,827
Gross profit	3,239	3,254	6,626	5,483
Operating expenses:
Sales and marketing	2,959	2,095	5,369	4,086
Research and development	647	518	1,175	1,019
General and administrative	2,788	1,726	5,299	3,897
Acquisition related expense	1,295	-	1,696	-
Acquisition related amortization expense	813	813	1,626	1,626
Total operating expenses	8,502	5,152	15,165	10,628

Operating loss	(5,263)	(1,898)	(8,539)	(5,145)
Accretion expense	(91)	-	(220)	-
Other income (expense), net	74	33	123	144
Loss from continuing operations before tax	(5,280)	(1,865)	(8,636)	(5,001)
Provision for income taxes	5	8	10	14
Loss from continuing operations	(5,285)	(1,873)	(8,646)	(5,015)

Income (loss) from discontinued operations, net of tax	65	(44)	7	(95)

Net loss	$(5,220)	$(1,917)	$(8,639)	$(5,110)

Basic and diluted (loss) income per share of common stock:
From continuing operations	$(0.14)	$(0.07)	$(0.24)	$(0.18)
From discontinued operations	0.00	(0.00)	0.00	(0.00)
Net loss per basic and diluted share of common stock	$(0.14)	$(0.07)	$(0.24)	$(0.18)
Weighted average number of common shares and common share equivalents outstanding:
Basic	38,130	27,933	36,647	27,894
Diluted	38,130	27,933	36,647	27,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	For The Six Months Ended		For The Six Months Ended
	June 30, 2019		June 30, 2018
	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	28,767	$287	27,901	$278
Common stock issued	95	1	41	1
Common stock issued through offerings	9,333	94	-	-
Balance at March 31	38,195	382	27,942	279
Common stock issued	100	1	325	3
Balance at June 30	38,295	383	28,267	282
Treasury stock:
Balance at January 1	73	(1,680)	64	(1,671)
Treasury stock purchased	26	(32)	9	(9)
Balance at March 31	99	(1,712)	73	(1,680)
Treasury stock purchased	-	-	-	-
Balance at June 30	99	(1,712)	73	(1,680)
Additional paid-in capital:
Balance at January 1		175,820		173,062
Common stock issued through offerings, net of expenses		5,868		-
Stock-based compensation expense		266		597
Balance at March 31		181,954		173,659
Common Stock issued		72		282
Stock-based compensation expense		205		419
Balance at June 30		182,231		174,360
Accumulated deficit:
Balance at January 1		(141,489)		(131,800)
Net loss		(3,419)		(3,193)
Adoption of ASC 606		-		2,500
Adoption of ASC 842		55		-
Balance at March 31		(144,853)		(132,493)
Net loss		(5,220)		(1,917)
Balance at June 30		(150,073)		(134,410)

Total stockholders’ equity		$30,829		$38,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For The Six Months Ended June 30,
	2019	2018

Cash Flows From Operating Activities
Net loss	$(8,639)	$(5,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,749	1,710
Interest accretion	220	1
Reversal of DOJ accrual	-	(350)
Bad debt expense	499	-
Mark to market on warrants	(45)	(66)
Stock-based compensation	990	1,040
Other gains and expenses, net	18	-
Other changes in operating assets and liabilities:
Increase in accounts receivable	(3,982)	(1,710)
Decrease in other current assets	(252)	(40)
Increase in accounts payable	530	782
Decrease in accrued salaries and bonus	(141)	(456)
Increase (decrease) in accrued liabilities	1,154	(944)
Increase in long-term liabilities	114	116
Net cash used in operating activities	(7,785)	(5,027)

Cash Flows From Investing Activity
Purchase of property and equipment	(48)	(79)
Sale of property and equipment	13	-
Net cash used in investing activity	(35)	(79)

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	5,962	-
Cash paid for repurchase of restricted shares	-	(9)
Net cash provided by (used in) financing activities	5,962	(9)

Net increase (decrease) in cash and cash equivalents	(1,858)	(5,115)
Cash and cash equivalents – beginning	6,068	15,199
Cash and cash equivalents – ending	$4,210	$10,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes (the “Interim Financial Statements”) should be read in conjunction with the consolidated financial statements of Interpace Diagnostics Group, Inc. (the “Company” or “Interpace”), and its wholly-owned subsidiaries, Interpace Diagnostics Lab Inc., Interpace Diagnostics Corporation and Interpace Diagnostics, LLC, and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 21, 2019 (the “Form 10-K”). The condensed Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, or Group DCA; InServe Support Solutions; and TVG, Inc. and its Commercial Services (“CSO”) business unit which was sold on December 22, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

2.	LIQUIDITY

As of June 30, 2019, the Company had cash and cash equivalents of $4.2 million, net accounts receivable of $13.0 million, total current assets of $19.2 million and total current liabilities of $11.0 million. For the six months ended June 30, 2019, the Company had a net loss of $8.6 million and cash used in operating activities was $7.8 million.

The Company does not expect to generate positive cash flows from operations for the year ending December 31, 2019. The Company believes however, that it has sufficient cash balances to meet near term obligations and further intends to meet its capital needs by revenue growth, collection of accounts receivable, containing costs, continuing to enter into strategic alliances as well as exploring other options, including the possibility of raising additional debt or equity capital as necessary. Additionally, under the terms of the Financing Agreement with Ampersand described in Note 18- Subsequent Events, subject to stockholder approval required by the Nasdaq Listing Rules and satisfaction of customary conditions, the second tranche of funding of $13.0 million of Preferred Stock is anticipated to be completed before year end. There is, however, no assurance the Company will be successful in meeting its capital requirements prior to becoming cash flow positive.

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

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

Revenue Recognition

Our Services

We are a fully integrated commercial and bioinformatics company that develops and provides clinically useful molecular diagnostic tests and pathology services. We develop and commercialize genomic tests and related first line assays principally focused on early detection of patients with indeterminate biopsies and at high risk of cancer using the latest technology to help personalized medicine and improve patient diagnosis and management. Our tests and services provide mutational analysis of genomic material contained in suspicious cysts, nodules and lesions with the goal of better informing treatment decisions in patients at risk of thyroid, pancreatic, and other cancers. The molecular diagnostic tests we offer enable healthcare providers to better assess cancer risk, helping to avoid unnecessary surgical treatment in patients at low risk. We currently have four commercialized molecular diagnostic tests in the marketplace for which we are receiving reimbursement: PancraGEN®, which is a pancreatic cyst and pancreaticobiliary solid lesion genomic test that helps physicians better assess risk of pancreaticobiliary cancers using our proprietary PathFinderTG® platform; ThyGeNEXT®, which is an expanded oncogenic mutation panel that helps identify malignant thyroid nodules, and replaced ThyGenX®; ThyraMIR®, which assesses thyroid nodules for risk of malignancy utilizing a proprietary microRNA gene expression assay; and RespriDx®, which is a genomic test that helps physicians differentiate metastatic or recurrent lung cancer from the presence of newly formed primary lung cancer and which also utilizes our PathFinderTG® platform to compare the genomic fingerprint of two or more sites of lung cancer. BarreGEN®, an esophageal cancer risk classifier for Barrett’s Esophagus that also utilizes our PathFinder TG® platform, is currently in a Clinical Evaluation Program or (“CEP”) whereby we gather information from physicians using BarreGEN® to assist us in positioning our product for full launch, partnering and potentially supporting reimbursement with payers. See Note 18, Subsequent Events for a description of the biopharma services business (the “BioPharma Business”) of Cancer Genetics, Inc. (“CGI”) which we acquired on July 15, 2019.

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

Disaggregated Revenues

We operate in a single operating segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, which is consistent with internal management reporting. For the three- and six-month periods ended June 30, 2019 and 2018, substantially all of the Company’s revenues were derived from its Gastrointestinal and Endocrine molecular diagnostic tests.

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

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

Other Current Assets

Other current assets consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(unaudited)
Indemnification assets	$875	$875
Prepaid expenses	1,040	1,230
Other	62	65
Total other current assets	$1,977	$2,170

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

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock, par value $0.01 per share (the “Common Stock”) used in the calculation of basic and diluted loss per share for the three- and six-month periods ended June 30, 2019 and 2018 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)
Basic weighted average number of common shares	38,130	27,933	36,647	27,894
Potential dilutive effect of stock-based awards	-	-	-	-
Diluted weighted average number of common shares	38,130	27,933	36,647	27,894

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods because they would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)
Options	3,936	2,256	3,936	2,256
Stock-settled stock appreciation rights (SARs)	22	59	22	59
Restricted stock units (RSUs)	544	220	544	220
Warrants	14,196	13,542	14,196	13,542
	18,698	16,077	18,698	16,077

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

4.	OTHER INTANGIBLE ASSETS

The net carrying value of the identifiable intangible assets as of June 30, 2019 and December 31, 2018 are as follows:

		As of June 30, 2019	As of December 31, 2018
		(unaudited)
	Life	Carrying	Carrying
	(Years)	Amount	Amount

Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	18,351	18,351
Total		$43,011	$43,011

CLIA Lab	2.3	$609	$609

Accumulated Amortization		$(15,393)	$(13,767)

Net Carrying Value		$28,227	$29,853

Amortization expense was approximately $0.8 million for the three-month periods ended June 30, 2019 and 2018, respectively, and approximately $1.6 million for the six-month periods ended June 30, 2019 and 2018, respectively. Amortization of our diagnostic assets begins upon launch of the product. Estimated amortization expense for the next five years is as follows, based on current assumptions of future product launches:

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

	As of June 30, 2019		Fair Value Measurements
	Carrying	Fair	As of June 30, 2019
	Amount	Value	Level 1	Level 2	Level 3
			(unaudited)
Liabilities:
Contingent consideration:
Asuragen (1)	$3,084	$3,084	$-	$-	$3,084
Other long-term liabilities:
Warrant liability (2)	316	316	-	-	316
	$3,400	$3,400	$-	$-	$3,400

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

	As of December 31, 2018		Fair Value Measurements
	Carrying	Fair	As of December 31, 2018
	Amount	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration:
Asuragen (1)	$3,127	$3,127	$-	$-	$3,127
Other long-term liabilities:
Warrant liability (2)	361	361	-	-	361
	$3,488	$3,488	$-	$-	$3,488

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

A roll forward of the carrying value of the Contingent Consideration Liability and the Underwriters’ Warrants to June 30, 2019 is as follows:

				Cancellation	Adjustment
				of Obligation/	to Fair Value/
	December 31, 2018	Payments	Accretion	Conversions Exercises	Mark to Market	June 30, 2019
	(unaudited)
Asuragen	$3,127	$(263)	$220	$-	$-	$3,084

Underwriters Warrants	361	-	-	-	(45)	316
	$3,488	$(263)	$220	$-	$(45)	$3,400

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a ROU model that requires a lessee to record a ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. Effective January 1, 2019, the Company adopted the provisions of Topic 842 using the alternative modified transition method, with a cumulative effect adjustment to the opening balance of retained earnings on the date of adoption, and prior periods not restated, as allowed under the provisions of Topic 842. The Company also elected to use the practical expedients permitted under the transition guidance of Topic 842, which provides for the following: the carryforward of the Company’s historical lease classification, no requirement for reassessment of whether an expired or existing contract contains an embedded lease, no reassessment of initial direct costs for any leases that exist prior to the adoption of the new standard, and the election to consolidate lease and non-lease components. The Company also elected to keep all leases with an initial term of 12 months or less off the balance sheet.

The Company recorded $2.4 million of right-of-use lease assets and $2.5 million of lease liabilities upon adoption, primarily relating to rentals of space for our corporate headquarters and laboratories, as well as equipment leases, all under operating leases. In addition, the Company recorded a cumulative adjustment to opening accumulated deficit of $0.1 million.

The table below presents the lease-related assets and liabilities recorded in the Condensed Consolidated Balance Sheet:

	Classification on the Balance Sheet	June 30, 2019
		(unaudited)
Assets
Operating lease assets	Operating lease assets	$2,190
Total lease assets		$2,190

Liabilities
Current
Operating lease liabilities	Other accrued expenses	$574
Noncurrent
Operating lease liabilities	Operating lease liabilities	1,738
Total lease liabilities		$2,312

The weighted average remaining lease term for the Company’s operating leases was 3.9 years as of June 30, 2019 and the weighted average discount rate for those leases was 6.0%. The Company’s operating lease expenses are recorded within cost of revenue and general and administrative expenses.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

The table below reconciles the undiscounted cash flows to the operating lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2019:

Operating Leases
2019	$347
2020	675
2021	671
2022	629
2023	250
Total minimum lease payments	2,572
Less: amount of lease payments representing effects of discounting	260
Present value of future minimum lease payments	2,312
Less: current obligations under leases	574
Long-term lease obligations	$1,738

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

As of June 30, 2019, the Company’s accrual for litigation and threatened litigation was not material to the condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

8.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

Other accrued expenses consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(unaudited)
Accrued royalties	$1,881	$1,399
Indemnification liability	875	875
Contingent consideration	553	434
Accrued professional fees	1,376	701
Operating lease liability	574	-
Taxes payable	265	285
Unclaimed property	565	565
All others	1,116	832
Total other accrued expenses	$7,205	$5,091

Long-term liabilities consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(unaudited)
Warrant liability	$316	$361
Uncertain tax positions	3,952	3,838
Other	-	120
Total other long-term liabilities	$4,268	$4,319

9.	STOCK-BASED COMPENSATION

Stock Incentive Plan

The Company’s stock-incentive program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, the Company is able to grant options, stock appreciation rights (“SARs”) and restricted shares from the Interpace Diagnostics Group, Inc. Amended and Restated 2004 Stock Award and Incentive Plan, (the “Amended 2004 Plan”). Unless earlier terminated by action of the Company’s board of directors (the “Board”), the Amended 2004 Plan will remain in effect until such time as no stock remains available for delivery and the Company has no further rights or obligations under the Amended 2004 Plan with respect to outstanding awards thereunder.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

Historically, stock options have been granted with an exercise price equal to the market value of the Common Stock on the date of grant, expire 10 years from the date they are granted, and generally vested over a one to three-year period for employees and members of the Board. Upon exercise, new shares will be issued by the Company. The Company granted stock options in 2017 which vest monthly over a one-year period. SARs are generally granted with a grant price equal to the market value of the Common Stock on the date of grant, vest one-third each year on the anniversary of the date of grant and expire five years from the date of grant. The restricted shares and restricted stock units (“RSUs”) granted to employees generally have a three-year graded vesting period and are subject to accelerated vesting and forfeiture under certain circumstances. Restricted shares and RSUs granted to Board members generally have a three-year graded vesting period and are subject to accelerated vesting and forfeiture under certain circumstances.

During the first quarter of 2019, members of the Company’s management team were granted incentive stock options to purchase an aggregate of 1,105,440 shares of Common Stock with an exercise price of $0.98 per share and 276,360 RSUs, subject generally to such member’s continued service with the Company, which vest one-third each year over a period of three years.

The following table provides the weighted average assumptions used in determining the fair value of the stock option awards granted during the six month periods ended June 30, 2019 and 2018.

	Six Months Ended
	June 30, 2019	June 30, 2018
	(unaudited)
Risk-free interest rate	2.51%	2.65%
Expected life	6.0 years	6.0 years
Expected volatility	127.81%	126.93%
Dividend yield	-	-

The Company recognized approximately $0.5 million and $0.4 million of stock-based compensation expense during the three-month periods ended June 30, 2019 and 2018, respectively, and approximately $1.0 million and $1.0 million for the six-month periods ended June 30, 2019 and 2018, respectively.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

10.	INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on (loss) income from continuing operations and the effective tax rate for the three- and six-month periods ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)

Provision for income tax	$5	$8	$10	$14
Effective income tax rate	0.1%	0.4%	0.1%	0.3%

Income tax expense for the three- and six-month periods ended June 30, 2019 and 2018 was primarily due to minimum state and local taxes.

11.	SEGMENT INFORMATION

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

The components of liabilities classified as discontinued operations relate to Commercial Services and consist of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(unaudited)

Accounts payable	$69	$192
Other	697	726
Current liabilities from discontinued operations	766	918
Total liabilities	$766	$918

13.	LINE OF CREDIT

On November 13, 2018 the Company, Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC entered into a Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”), which provides for up to $4.0 million of debt financing consisting of a term loan of up to $850,000 and a revolving line of credit based on its outstanding accounts receivable (the “Revolving Line”) of up to $4.0 million. As of June 30, 2019, the Company had no borrowings on its SVB Loan Agreement and was in compliance with all covenants.

The amount that may be borrowed under the Revolving Line is the lower of (i) $4.0 million or (ii) 80% of the Company’s eligible accounts receivable (as adjusted by SVB). Revolving Line outstanding amounts incur interest at a rate per annum equal to the Wall Street Journal Prime Rate plus 0.5%. The Company is also required to pay an unused Revolving Line facility fee monthly in arrears in an amount equal to 0.35% per annum of the average unused but available portion of the Revolving Line. Subsequent to June 30, 2019, the Company has drawn $3.4 million of the available funds with the Revolving Line and has $325,000 of remaining availability.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table represents cash flows used in the Company’s discontinued operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018
	(unaudited)
Net cash used in operating activities of discontinued operations	$(30)	$(315)

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

Supplemental Disclosures of Non Cash Activities

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
	(unaudited)
Operating
Adoption of ASC 606	$-	$2,500
Prepaid stock grants issued to vendors	$73	$286
Adoption of ASC 842 - right of use asset	$2,190	$-
Adoption of ASC 842 - operating lease liability	$(2,312)	$-
Investing
Acquisition of property and equipment	$-	$46

15.	EQUITY

On January 25, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) with respect to the issuance and sale of an aggregate of 9,333,334 shares (the “Firm Shares”) of the Company’s Common Stock, in an underwritten public offering. Pursuant to the Underwriting Agreement, the Company also granted Wainwright an option, exercisable for 30 days, to purchase an additional 1,400,000 shares of Common Stock. The option expired unexercised. The Firm Shares were offered to the public at a price of $0.75 per Share. Wainwright purchased the Firm Shares from the Company pursuant to the Underwriting Agreement at an effective price of $0.6975 per share.

The Company received net proceeds, after deducting underwriter discounts and commissions and other expenses related to the offering, in the amount of approximately $6.0 million. The Company used the net proceeds from the offering for working capital, capital expenditures, business development and research and development expenditures, and acquisition of new technologies and businesses.

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

There was no warrant exercise activity for the six months ended June 30, 2019. Warrants outstanding for the period ended June 30, 2019 are as follows:

Description	Classification	Exercise Price	Expiration Date	Warrants Issued	Warrants Exercised	Warrants Cancelled/ Expired	Balance December 31, 2018	Balance June 30, 2019

Private Placement Warrants, issued January 25, 2017	Equity	$4.69	June 2022	855,000	-	-	855,000	855,000
RedPath Warrants,issued March 22, 2017	Equity	$4.69	September 2022	100,000	-	-	100,000	100,000
Underwriters Warrants,issued June 21, 2017	Liability	$1.32	December 2022	575,000	-	(40,000)	535,000	535,000
Base & Overallotment Warrants,issued June 21, 2017	Equity	$1.25	June 2022	14,375,000	(5,672,852)	-	8,702,148	8,702,148
Vendor Warrants,issued August 6, 2017	Equity	$1.25	August 2020	150,000	-	-	150,000	150,000
Warrants issued October 12, 2017	Equity	$1.80	April 2022	3,200,000	-	-	3,200,000	3,200,000
Underwriters Warrants,issued January 25, 2019	Equity	$0.9375	January 2022	654,334	-	-	-	654,334

				19,909,334	(5,672,852)	(40,000)	13,542,148	14,196,482

17.	RECENT ACCOUNTING PRONOUNCEMENTS

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

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

18.	SUBSEQUENT EVENTS

On July 15, 2019, the Company, Interpace BioPharma, Inc., a newly formed and wholly owned subsidiary of the Company (“Buyer”), CGI, Gentris, LLC, a wholly owned subsidiary of CGI (“Gentris”) and Partners for Growth IV, L.P., a secured creditor of CGI (“PFG” or “Seller”), entered into and closed on a Secured Creditor Asset Purchase Agreement (the “Asset Purchase Agreement”) to acquire the assets and assume certain liabilities relating to CGI’s and Gentris’ BioPharma Business for $23.5 million less certain closing adjustments of $1.98 million.

The BioPharma Business provides pharmaceutical and biotech companies and non-profit entities performing clinical trials with lab testing services for patient stratification and treatment selection through an extensive suite of molecular and biomarker-based testing services, DNA- and RNA- extraction and customized assay development and trial design consultation.

Concurrent with the closing of the Asset Purchase Agreement, Ampersand 2018 Limited Partnership (“Ampersand”), a fund managed by Ampersand Capital Partners, agreed to provide up to $27.0 million of preferred stock (“Preferred Stock”) financing, which will be funded under two tranches (the “Financing Agreement”) to the Company in connection with the acquisition of the BioPharma Business. Under the terms of the Financing Agreement at the initial closing and first tranche the Company issued an aggregate of $14.0 million of Preferred Stock and under a second tranche, upon Interpace shareholder approval as required under the rules of the Nasdaq Stock Market LLC (the “Nasdaq Listing Rules”) and satisfaction of other customary conditions, funding of an additional $13.0 million of Preferred Stock is anticipated.

At the closing the Company used the proceeds from the initial tranche of the Preferred Stock financing and paid $13.8 million. Additionally, Buyer issued a subordinated seller note to CGI in the amount of $7,692,300, which matures upon the earlier of three years from issuance or consummation of the second closing. Such note contains an interest rate of 6%.

Subsequent to June 30, 2019, the Company has drawn $3.4 million of the $4.0 million of available funds under its Revolving Line; $250,000 of the Line of Credit has been used to secure the issuance of a standby letter of credit by SVB. As such, the amount available under the line is $3.75 million and there is currently $325,000 remaining available under the Revolving Line. The funds drawn were used in conjunction with the acquisition of the BioPharma Business of CGI.

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	the limited revenue generated from our business thus far and our ability to commercially leverage our bioinformatics data and develop our pipeline products;
●	our obligations to make royalty and milestone payments to our licensors;
●	our inability to finance our business on acceptable terms in the future may limit our ability to develop and commercialize new molecular diagnostic solutions and technologies and grow our business;
●	our ability to comply with financial covenants under our current line of credit facility and comply with our debt obligations;
●	whether we are able to successfully utilize our commercial and operating experience to sell our molecular diagnostic tests;
●	our products continuing to perform as expected;
●	our limited operating history;
●	our ability to attract and retain key personnel;
●	our dependence on a concentrated selection of third-party payers including the lack of timeliness of their payments;
●	our ability to obtain broad adoption of and ability to grow or continue to secure sufficient levels of reimbursement in a changing reimbursement environment, including obtaining clinical data to support sufficient levels of reimbursement;
●	the demand for our molecular diagnostic tests from physicians and patients;
●	our relationships with leading thought leaders and biopharmaceutical companies;
●	demonstration of clinical relevance and value in utility studies;
●	our ability to continue to expand our sales and marketing forces;
●	our reliance on our commercial sales forces for continued business expansion;
●	fluctuating quarterly operating results;
●	our dependence on third parties for the supply of some of the materials used in our tests;
●	our ability to scale our operations, testing capacity and processing technology;
●	our ability to support demand for our molecular diagnostic tests and any of our future tests or solutions;
●	our ability to compete successfully with physicians and members of the medical community who use traditional methods to diagnose gastrointestinal and endocrine cancers, competitors offering broader product lines outside of the molecular diagnostic testing market and having greater brand recognition than we do, and companies with greater financial resources;

INTERPACE DIAGNOSTICS GROUP, INC.

●	our ability to obtain sufficient data and samples to cost effectively and timely perform sufficient clinical trials in order to support our current and future products;
●	our ability to license rights to use technologies in order to commercialize new products;
●	our involvement in current and future litigation against us or our ability to collect on judgements found in our favor;
●	our ability to continuously develop our technology and to work to develop new solutions to keep pace with evolving standards of care;
●	our ability to enter into additional clinical study collaborations with highly regarded institutions;
●	the effect of seasonal results and adverse weather conditions, such as hurricanes and floods, on our business;
●	the effect current and future laws, licensing requirements and regulation have on our business including the changing U.S. Food and Drug Administration, or the FDA, environment as it relates to molecular diagnosis;
●	our ability to obtain and maintain sufficient laboratory space to meet our processing needs as well as our ability to pass regulatory inspections and continue to be Clinical Laboratory Improvement Amendments (“CLIA”) and the College of American Pathologists (“CAP”) certified or accredited;
●	legislative reform of the U.S. healthcare system, including the effect of pricing provisions of the Protecting Access to Medicare Act of 2014 (“PAMA”) on our Advanced Diagnostic Laboratory Tests (ADLTs), adjustments or reductions in reimbursement rates of our molecular diagnostic tests by the Center for Medicare and Medicaid Services (“CMS”) and changes or reductions in reimbursement rates or coverage of our tests by third party payers;
●	compliance with numerous statutes and regulations pertaining to our business;
●	the effect of potential adverse findings resulting from regulatory audits of our billing and payment practices and the impact such results could have on our business;
●	business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States, including our ability to comply with international laws and regulations;
●	compliance with the Foreign Corrupt Practices Act and anti-bribery laws;
●	tax reform legislation;
●	changes in financial accounting standards or practices;
●	our use of hazardous materials;
●	the susceptibility of our information systems to security breaches, loss of data and other disruptions;
●	product liability claims against us;
●	our ability to attract and retain qualified commercial representatives and other key employees and management personnel;
●	our billing practices and our ability to collect on claims for the sale of our tests;
●	our dependence on third-party medical billing providers to operate effectively without delays, data loss, or other disruptions;
●	cost increases resulting from enacted healthcare reform legislation;
●	changes in governmental regulations mandating price controls and limitations on patient access to our products;
●	our ability to increase revenue and manage the size of our operations;
●	our ability to successfully identify, complete and integrate any future acquisitions of companies and/or products that we believe meet our strategic goals and needs, and the effects of any such acquisitions on our revenues, profitability and ongoing business;
●	our ability, and the ability of our third-party billing providers, to effectively maintain, upgrade and integrate the information systems on which we depend, including our partially customized Laboratory Information Management System (LIMS);
●	the results of any future impairment testing for intangible assets as required under GAAP;
●	the impact of contingent liabilities on our financial condition;
●	our compliance with our license agreements and our ability to protect and defend our intellectual property rights;

INTERPACE DIAGNOSTICS GROUP, INC.

●	changes in U.S. patent law;
●	patent infringement claims against us;
●	our ability to maintain our listing with the Nasdaq Capital Market;
●	compliance with public company reporting requirements;
●	the impact of future issuances of debt, common and preferred shares on stockholders’ interest and stock price;
●	our ability to report financial results on a timely and accurate basis;
●	the impact of anti-takeover defenses on an acquisition or stock price;
●	the volatility of our stock price and fluctuations in our quarterly and annual revenues and earnings;
●	publications, or the lack thereof, by equity research analysts about us, our business and our competitors;
●	securities class action litigation;
●	cost of settlement or damage awards against our directors and officers;
●	the effect of The Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”) as it potentially impacts our ability to incentive our sales personnel appropriately;
●	our ability to gain shareholder approval as required under the Nasdaq Listing Rules and thereby effect the second closing under the Financing Agreement with Ampersand and avoid certain adverse consequences;
●	our ability to integrate the BioPharma business we acquired;
●	our ability to integrate accounting systems and disclosure controls and procedures;
●	our ability to expand and grow our newly acquired BioPharma Business;
●	our ability to continue to engage necessary personnel to operate the BioPharma Business;
●	our ability to manage costs of our combined diagnostic and BioPharma businesses and provide sufficient capital to continue to grow and expand the base of business; and
●	our ability to expand our working capital borrowing base to provide sufficient working capital financing during growth periods.

Please see Part I – Item 1A – “Risk Factors” in our Form 10-K, as well as other documents we file with the SEC from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

We are a fully integrated commercial and bioinformatics company that develops and provides clinically useful molecular diagnostic tests and pathology services. We develop and commercialize genomic tests and related first line assays principally focused on early detection of patients with indeterminate biopsies and at high risk of cancer using the latest technology to help personalized medicine and improve patient diagnosis and management. Our tests and services provide mutational analysis of genomic material contained in suspicious cysts, nodules and lesions with the goal of better informing treatment decisions in patients at risk of thyroid, pancreatic, and other cancers. The molecular diagnostic tests we offer enable healthcare providers to better assess cancer risk, helping to avoid unnecessary surgical treatment in patients at low risk. We currently have four commercialized molecular diagnostic tests in the marketplace for which we are receiving reimbursement: PancraGEN®, which is a pancreatic cyst and pancreaticobiliary solid lesion genomic test that helps physicians better assess risk of pancreaticobiliary cancers using our proprietary PathFinderTG® platform; ThyGeNEXT®, which is an expanded oncogenic mutation panel that helps identify malignant thyroid nodules and replaced ThyGenX®; ThyraMIR®, which assesses thyroid nodules for risk of malignancy utilizing a proprietary microRNA gene expression assay; and RespriDx®, which is a genomic test that helps physicians differentiate metastatic or recurrent lung cancer from the presence of newly formed primary lung cancer and which also utilizes our PathFinderTG® platform to compare the genomic fingerprint of two or more sites of lung cancer. BarreGEN®, an esophageal cancer risk classifier for Barrett’s Esophagus that also utilizes our PathFinderTG® platform, is currently in a CEP whereby we gather information from physicians using BarreGEN® to assist us in positioning our product for full launch, partnering and potentially supporting reimbursement with payers.

INTERPACE DIAGNOSTICS GROUP, INC.

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

The global molecular diagnostics market is estimated to be approximately $6.5 billion and is a segment within the approximately $60 billion in vitro diagnostics market according to statistics from Kalorama Information, publisher of the Worldwide Market for In Vitro Diagnostic Tests. We believe that the molecular diagnostics market offers significant growth and strong patient value given the substantial opportunity it affords to lower healthcare costs by helping to reduce unnecessary surgeries and ensuring the appropriate frequency of monitoring. We are keenly focused on growing our test volumes, securing additional insurance coverage and reimbursement, maintaining and growing our current reimbursement and supporting revenue growth for our molecular diagnostic tests, introducing related first line product and service extensions, as well as expanding our business by developing and promoting synergistic products in our markets. We also believe that BarreGen® is a potentially significant pipeline product, and we are providing necessary resources to accelerate our development process. Further, we believe BarreGEN® is synergistic with our capabilities in the gastrointestinal market, which is one of the sectors in which we operate. Additionally, we are focused on either acquiring or licensing products that either leverage our commercial capabilities and/or diversify our revenue base away from the risks associated with reimbursement by leveraging our molecular data and capabilities. On July 15, 2019, we acquired the BioPharma Business of CGI, as discussed in Note 18, Subsequent Events, to the condensed consolidated financial statements furnished herewith.

Additional Reimbursement Coverage During 2019

Reimbursement progress is key for any molecular diagnostic company. We have been successful to date in expanding the reimbursement of our products in 2019. Specifically, the most significant progress we have made regarding payers to date in 2019 is as follows:

●	In January 2019, we announced that we had entered into an Agreement with the University of Maryland Medical System (“UMMS”) to provide physicians’ access to ThyGeNEXT®, ThyraMIR®, and PancraGEN® across the UMMS network, which includes 4,000 affiliated physicians who provide primary and specialty care in more than 150 locations and at 14 hospitals.
●	In April 2019, we announced that Medica, one of the largest health plans in the Midwest, extended coverage of both ThyGeNEXT® and ThyraMIR® to its 1.3 million covered lives. Physicians across Medica’s entire network will now be able to utilize Interpace’s thyroid products.
●	In April 2019, we announced that we had received approval to launch ThyraMIR® diagnostic testing on formalin-fixed, paraffin-embedded (“FFPE”) tissue samples from thyroid nodules from the State of New York.
●	In June 2019, we announced that our ThyGeNEXT® and ThyraMIR® tests are now covered by Independence Blue Cross (“Independence”), providing plan benefits coverage for its members who meet established medical criteria for the tests. Independence covers nearly 2.5 million members in Philadelphia and Southeastern Pennsylvania.

INTERPACE DIAGNOSTICS GROUP, INC.

●	In July 2019, we announced that we reached an agreement with SelectHealth (a plan associated with Intermountain Healthcare) (“SelectHealth”) to provide our proprietary thyroid cancer assays, ThyGeNEXT® and ThyraMIR®, to SelectHealth’s more than 850,000 members in Utah and Idaho.
●	In July 2019, we announced we had entered into a contract with Blue Shield of California, a not-for-profit independent member of the Blue Cross Blue Shield Association making ThyGeNEXT® and ThyraMIR® tests in-network services for their 4 million lives.
●

In July 2019, we announced that we contracted with Blue Cross Blue Shield of Michigan, a not-for-profit independent member of the Blue Cross Blue Shield Association, for coverage of our thyroid tests. The contract makes the ThyGeNEXT® and ThyraMIR® tests both covered services as well as in-network services for their total of 6 million members.

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

Under ASC 606, the Company recognizes revenue for billings less contractual allowances and estimated uncollectable amounts for all payer groups on the accrual basis based upon a thorough analysis of historical receipts. The net amount derived and used for revenue recognition is referred to as the NRV for the particular test and payer group from which reimbursement is received. This derived NRV is evaluated quarterly or as needed and then applied to future periods until recalculated.

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

Condensed Consolidated Results of Continuing Operations for the Quarter Ended June 30, 2019 Compared to the Quarter Ended June 30, 2018 (in thousands)

	Three Months Ended June 30,
	2019	2019	2018	2018

Revenue, net	$6,270	100.0%	$5,501	100.0%
Cost of revenue	3,031	48.3%	2,247	40.8%
Gross profit	3,239	51.7%	3,254	59.2%
Operating expenses:
Sales and marketing	2,959	47.2%	2,095	38.1%
Research and development	647	10.3%	518	9.4%
General and administrative	2,788	44.5%	1,726	31.4%
Acquisition related expense	1,295	20.7%	-	0.0%
Acquisition related amortization expense	813	13.0%	813	14.8%
Total operating expenses	8,502	135.6%	5,152	93.7%

Operating loss	(5,263)	-83.9%	(1,898)	-34.5%
Accretion expense	(91)	-1.5%	-	0.0%
Other income (expense), net	74	1.2%	33	0.6%
Loss from continuing operations before tax	(5,280)	-84.2%	(1,865)	-33.9%
Provision for income taxes	5	0.1%	8	0.1%
Loss from continuing operations	(5,285)	-84.3%	(1,873)	-34.0%

Income (loss) from discontinued operations, net of tax	65	1.0%	(44)	-0.8%

Net loss	$(5,220)	-83.3%	$(1,917)	-34.8%

Revenue, net

Consolidated revenue, net for the three months ended June 30, 2019 increased by $0.8 million, or 14%, to $6.3 million, compared to $5.5 million for the three months ended June 30, 2018. This increase was principally attributable to increased test volume for both our GI and thyroid tests, partially offset by variable pricing adjustments under ASC 606.

Cost of revenue

Consolidated cost of revenue for the three months ended June 30, 2019 was $3.0 million, as compared to $2.2 million for the three months ended June 30, 2018. As a percentage of revenue, cost of revenue increased to 48% for the three months ended June 30, 2019 as compared to 41% in the comparable same period in 2018. This increase as a percentage of revenue can be attributed to increased employee costs and an increase in royalty expense. The second quarter of 2018 also benefited from reduced lab supply expenses due to the timing of purchases in 2018.

INTERPACE DIAGNOSTICS GROUP, INC.

Gross profit

Consolidated gross profit was approximately $3.2 million for the three months ended June 30, 2019 and $3.3 million for the three months ended June 30, 2018. The gross profit percentage decreased from 59% in the second quarter of 2018 to 52% for the second quarter of 2019. This decrease can be attributed to the increase in costs discussed above.

Sales and marketing expense

Sales and marketing expense was $3.0 million for the three months ended June 30, 2019, or 47% as a percentage of net revenue. For the three months ended June 30, 2018, sales and marketing expense was $2.1 million, or 38% as a percentage of net revenue. The increase in sales and marketing expense primarily reflects an increase in employee and consulting costs of $0.6 million, as we have expanded the size of our salesforce and increased our contracting and marketing activities which are supporting our growth.

Research and development

Research and development expense was $0.6 million for the three months ended June 30, 2019 and $0.5 million for the three months ended June 30, 2018. As a percentage of revenue research and development expense increased to 10%, up from 9% in the comparable prior year quarter.

General and administrative

General and administrative expense for the three months ended June 30, 2019 was $2.8 million as compared to $1.7 million for the three months ended June 30, 2018. This increase was primarily related to certain non-cash charges including bad debt expense from the ASC 606 conversion and the reversal of a contingent claim in the prior year.

Acquisition related expense

During the three months ended June 30, 2019 we incurred approximately $1.3 million in expenses related to our acquisition of the BioPharma Business on July 15, 2019.

Acquisition related amortization expense

During the three months ended June 30, 2019 and June 30, 2018, we recorded amortization expense of approximately $0.8 million, respectively in both periods which is related to intangible assets associated with prior acquisitions.

Operating loss

Operating loss from continuing operations was $(5.3) million for the three months ended June 30, 2019 as compared to $(1.9) million for the three months ended June 30, 2018. The increase can be attributed to the increase in general and administrative and sales and marketing expense discussed above as well as the $1.3 million in acquisition related expenses incurred in the quarter.

Provision for income taxes

Income tax expense was approximately $5,000 for the three months ended June 30, 2019 and $8,000 for the three months ended June 30, 2018. Income tax expense for both periods was primarily driven by minimum state and local taxes.

INTERPACE DIAGNOSTICS GROUP, INC.

(Loss) income from discontinued operations, net of tax

We had income from discontinued operations of $0.06 million for the three months ended June 30, 2019 and a loss from discontinued operations of $(0.04) million for the three months ended June 30, 2018.

Condensed Consolidated Results of Continuing Operations for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018 (in thousands)

	Six Months Ended June 30,
	2019	2019	2018	2018

Revenue, net	$12,280	100.0%	$10,310	100.0%
Cost of revenue	5,654	46.0%	4,827	46.8%
Gross profit	6,626	54.0%	5,483	53.2%
Operating expenses:
Sales and marketing	5,369	43.7%	4,086	39.6%
Research and development	1,175	9.6%	1,019	9.9%
General and administrative	5,299	43.2%	3,897	37.8%
Acquisition related expense	1,696	13.8%	-	0.0%
Acquisition related amortization expense	1,626	13.2%	1,626	15.8%
Total operating expenses	15,165	123.5%	10,628	103.1%

Operating loss	(8,539)	-69.5%	(5,145)	-49.9%
Accretion expense	(220)	-1.8%	-	0.0%
Other income (expense), net	123	1.0%	144	1.4%
Loss from continuing operations before tax	(8,636)	-70.3%	(5,001)	-48.5%
Provision for income taxes	10	0.1%	14	0.1%
Loss from continuing operations	(8,646)	-70.4%	(5,015)	-48.6%

Income (loss) from discontinued operations, net of tax	7	0.1%	(95)	-0.9%

Net loss	$(8,639)	-70.4%	$(5,110)	-49.6%

Revenue, net

Consolidated revenue, net for the six months ended June 30, 2019 increased by $2.0 million, or 19%, to $12.3 million, compared to $10.3 million for the six months ended June 30, 2018. This increase was principally attributable to increased test volume for our thyroid tests.

Cost of revenue

Consolidated cost of revenue for the six months ended June 30, 2019 increased $0.8 million or 17%. This increase was in line with the increase in revenue discussed above.

Gross profit

Consolidated gross profit for the six months ended June 30, 2019 increased $1.1 million, or 21%, to $6.6 million, as compared to $5.5 million for the six months ended June 30, 2018. The gross profit percentage was approximately 54% for the six months ended June 30, 2019 as compared to 53% in the comparable prior year period.

INTERPACE DIAGNOSTICS GROUP, INC.

Sales and marketing expense

Sales and marketing expense was $5.4 million for the six months ended June 30, 2019, or 44% as a percentage of net revenue. For the six months ended June 30, 2018, sales and marketing expense was $4.1 million, or 40% as a percentage of net revenue. The increase in sales and marketing expense primarily reflects an increase in employee and consulting costs of $1.1 million, as we expanded the size of our salesforce and have increased our contracting and marketing activities which are supporting our growth.

Research and development

Research and development expense totaled approximately $1.2 million for the six months ended June 30, 2019 and $1.0 million for the six months ended June 30, 2018.

General and administrative

General and administrative expense for the six months ended June 30, 2019 was $5.3 million as compared to $3.9 million for the six months ended June 30, 2018. This increase was primarily related to certain non-cash charges including bad debt expense from the ASC 606 conversion and the reversal of a contingent claim in the prior year.

Acquisition related expense

During the six months ended June 30, 2019 we incurred approximately $1.7 million in expenses related to our acquisition of the BioPharma Business on July 15, 2019.

Acquisition related amortization expense

During the six months ended June 30, 2019 and June 30, 2018, we recorded amortization expense of approximately $1.6 million, respectively in both periods which is related to intangible assets associated with prior acquisitions.

Operating loss

Operating loss from continuing operations was $(8.5) million for the six months ended June 30, 2019 as compared to $(5.1) million for the six months ended June 30, 2018. The increase can be attributed to the increase in general and administrative expense and sales and marketing expense discussed above as well as the $1.7 million in acquisition related expenses incurred during the six months ended June 30, 2019.

Provision for income taxes

Income tax expense was approximately $10,000 for the six months ended June 30, 2019 and $14,000 for the six months ended June 30, 2018. Income tax expense for both periods was primarily driven by minimum state and local taxes.

Income (loss) from discontinued operations, net of tax

We had income from discontinued operations of $0.01 million for the six months ended June 30, 2019 and a loss from discontinued operations of $(0.1) million for the six months ended June 30, 2018.

INTERPACE DIAGNOSTICS GROUP, INC.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2019, we had an operating loss of $(8.5) million. As of June 30, 2019, we had cash and cash equivalents of $4.2 million, net accounts receivable of $13.0 million, total current assets of $19.2 million and current liabilities of $11.0 million.

During the six months ended June 30, 2019, net cash used in operating activities was $(7.8) million, all but $0.03 million of which was used in continuing operations. The main component of cash used in operating activities during the six months ended June 30, 2019 was the net loss of $(8.6) million. During the six months ended June 30, 2018, net cash used in operating activities was $(5.0) million, of which $(4.6) million was used in continuing operations and $(0.4) million was used in discontinued operations. The main component of cash used in operating activities during the six months ended June 30, 2018 was the net loss of $(5.1) million.

The $2.8 million increase in cash used during the six months ended June 30, 2019 over the prior year period was due primarily to the transition in billing service providers and corresponding delays in third party reimbursement.

For the six months ended June 30, 2019, there was cash provided from financing activities of $6.0 million which resulted from the issuance of Common Stock in our underwritten public offering completed in January 2019.

We intend to meet our capital needs by driving revenue growth, collection of accounts receivable, containing costs as well as exploring other options. Management believes that the Company has sufficient cash on hand and available amounts on its Revolving Line to sustain operations through at least August 31, 2020. Additionally, under the terms of the Financing Agreement with Ampersand, subject to the stockholder approval required by the Nasdaq Listing Rules and satisfaction of customary conditions, the second tranche of funding of $13,000,000 of Preferred Stock is anticipated to be completed before year end. However, there is no guarantee that additional capital can be raised to fund our future operations.

Subsequent to June 30, 2019, the Company has drawn $3.4 million of the $4.0 million of available funds under its Revolving Line with SVB. The funds drawn were used principally in conjunction with the acquisition of the BioPharma Business of CGI,

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that billing rates reflect increases in costs due to inflation.

Off-Balance Sheet Arrangements

None.

INTERPACE DIAGNOSTICS GROUP, INC.

Subsequent Events

On July 15, 2019, the Company acquired the BioPharma Business of CGI and closed on the first tranche of the Financing Agreement with Ampersand. For additional discussion of these transactions, please refer to Note 18, Subsequent Events, to the condensed consolidated financial statements furnished herewith. Such transactions were previously disclosed in the Company’s Current Report on Form 8-K, dated July 15, 2019 and filed with the SEC on July 19, 2019. The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the relevant agreements, which are filed as exhibits to this Form 10-Q and are incorporated herein by reference.

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

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2019.

Reference should be made to our Form 10-K for additional information regarding discussion of the effectiveness of the Company’s controls and procedures.

Changes in internal controls

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INTERPACE DIAGNOSTICS GROUP, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

“Item 3- Legal Proceedings” and Note 10, Commitments and Contingencies, to the Consolidated Financial Statements of our Form 10-K, include a discussion of our legal proceedings, as does Note 7, Commitments and Contingencies, to the condensed consolidated financial statements furnished herewith. During the fiscal quarter ended June 30, 2019, there have been no material changes from the proceedings disclosed in our Form 10-K.

Item 1A. Risk Factors.

Not applicable as we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

2.1	Secured Creditor Asset Purchase Agreement, dated July 15, 2019, by and among Interpace BioPharma, Inc., Cancer Genetics, Inc., Interpace Diagnostics Group, Inc. and Partners for Growth IV, L.P., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, dated July 15, 2019, filed with the SEC on July 19, 2019.

3.1*	Conformed version of Certificate of Incorporation of Interpace Diagnostic Group, Inc., as amended by Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock filed on July 15, 2019.

4.1	Subordinated Seller Note of Interpace BioPharma, Inc. dated July 15, 2019, in favor of Cancer Genetics, Inc., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, dated July 15, 2019, filed with the SEC on July 19, 2019.

10.1	Transition Services Agreement, dated July 15, 2019, by and between Interpace BioPharma, Inc. and Cancer Genetics, Inc., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, dated July 15, 2019, filed with the SEC on July 19, 2019.

10.2	Securities Purchase Agreement, dated July 15, 2019, by and between Interpace Diagnostics Group, Inc. and Ampersand 2018 Limited Partnership, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, dated July 15, 2019, filed with the SEC on July 19, 2019.

10.3

Investor Rights Agreement, dated July 15, 2019, by and between Interpace Diagnostics Group, Inc. and Ampersand 2018 Limited Partnership, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, dated July 15, 2019, filed with the SEC on July 19, 2019.

10.4	Form of Voting Agreement, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, dated July 15, 2019, filed with the SEC on July 19, 2019.

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

* This exhibit is being filed pursuant to Item 601(b)(3)(i) of Regulation S-K which requires a conformed version of our charter reflecting all amendments in one document. The exhibit reflects our Certificate of Incorporation, as amended, as filed with the Delaware Secretary of State on November 14, 2018, revised for the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock filed on July 15, 2019.

** Filed herewith.

+	Exhibits 32.1 and 32.2 are being furnished herewith and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference to any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2019	Interpace Diagnostics Group, Inc.
(Registrant)

/s/ Jack E. Stover
Jack E. Stover
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019	/s/ James Early
James Early
Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2019	/s/ Thomas Freeburg
Thomas Freeburg
Chief Accounting Officer
(Principal Accounting Officer)

