Form 10-Q
period 2019-09-30
INTERPACE BIOSCIENCES, INC.
filed 2019-11-14
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-24249

Interpace Biosciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2919486
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

Morris Corporate Center 1, Building C
300 Interpace Parkway, Parsippany, NJ 07054
(Address of principal executive offices and zip code)

(855) 776-6419
(Registrant’s telephone number, including area code)

Interpace Diagnostics Group, Inc.
(Registrant’s former name)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding November 8, 2019
Common Stock, par value $0.01 per share	38,196,038

INTERPACE BIOSICENCES, INC. (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 2019

INTERPACE BIOSCIENCES, INC. (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,358	$6,068
Accounts receivable, net	14,701	9,483
Other current assets	3,522	2,170
Total current assets	20,581	17,721
Property and equipment, net	7,033	837
Other intangible assets, net	34,532	29,853
Goodwill	8,273	-
Operating lease assets	4,212	-
Other long-term assets	42	31
Total assets	$74,673	$48,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,020	$1,059
Accrued salary and bonus	2,087	1,424
Other accrued expenses	9,423	5,091
Current liabilities from discontinued operations	766	918
Total current liabilities	17,296	8,492
Contingent consideration	2,465	2,693
Operating lease liabilities	2,791	-
Line of credit	3,750	-
Excess consideration note	6,822	-
Other long-term liabilities	4,791	4,319
Total liabilities	37,915	15,504

Commitments and contingencies (Note 8)

Preferred stock, $.01 par value; 5,000,000 shares authorized, Series A Preferred Stock 60 shares issued and outstanding; Series A-1 Preferred Stock 80 shares issued and outstanding	13,161	-

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 38,295,006 and 28,767,344 shares issued, respectively;38,196,038 and 28,694,275 shares outstanding, respectively	383	287
Additional paid-in capital	182,361	175,820
Accumulated deficit	(157,435)	(141,489)
Treasury stock, at cost (98,968 and 73,069 shares, respectively)	(1,712)	(1,680)
Total stockholders’ equity	23,597	32,938
Total liabilities and stockholders’ equity	$61,512	$48,442

Total liabilities, preferred stock and stockholders equity	$74,673	$48,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC. (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue, net	$7,725	$5,753	$20,005	$16,062
Cost of revenue (excluding amortization of $995 and $813 for the three months and $2,621 and $2,439 for the nine months, respectively)	4,835	2,763	10,489	7,590
Gross profit	2,890	2,990	9,516	8,472
Operating expenses:
Sales and marketing	2,757	2,048	8,127	6,135
Research and development	857	510	2,032	1,528
General and administrative	4,492	2,084	9,790	5,981
Acquisition related expense	838	-	2,534	-
Acquisition related amortization expense	995	813	2,621	2,439
Total operating expenses	9,939	5,455	25,104	16,083

Operating loss	(7,049)	(2,465)	(15,588)	(7,611)
Accretion expense	(111)	(248)	(331)	(248)
Other (expense) income, net	(135)	(288)	(12)	(143)
Loss from continuing operations before tax	(7,295)	(3,001)	(15,931)	(8,002)
Provision for income taxes	9	7	19	21
Loss from continuing operations	(7,304)	(3,008)	(15,950)	(8,023)

Loss from discontinued operations, net of tax	(58)	(34)	(51)	(129)

Net loss	$(7,362)	$(3,042)	$(16,001)	$(8,152)

Net loss attributable to preferred shareholders	$(7,362)	$-	$(16,001)	$-

Less dividends on preferred stock	$(75)	$-	$(75)	$-

Net loss attributable to common shareholders	$(7,437)	$-	$(16,076)	$-

Basic and diluted (loss) income per share of common stock:
From continuing operations	$(0.19)	$(0.11)	$(0.43)	$(0.29)
From discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net loss per basic and diluted share of common stock	$(0.19)	$(0.11)	$(0.43)	$(0.29)
Weighted average number of common shares and common share equivalents outstanding:
Basic	38,196	28,215	37,169	28,002
Diluted	38,196	28,215	37,169	28,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC. (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	For The Nine Months Ended		For The Nine Months Ended
	September 30, 2019		September 30, 2018
	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	28,767	$287	27,901	$278
Common stock issued	95	1	41	1
Common stock issued through offerings	9,333	94	-	-
Balance at March 31	38,195	382	27,942	279
Common stock issued	100	1	325	3
Balance at June 30	38,295	383	28,267	282
Common stock issued	-	-	100	1
Balance at September 30	38,295	383	28,367	283
Treasury stock:
Balance at January 1	73	(1,680)	64	(1,671)
Treasury stock purchased	26	(32)	9	(9)
Balance at March 31	99	(1,712)	73	(1,680)
Treasury stock purchased	-	-	-	-
Balance at June 30	99	(1,712)	73	(1,680)
Treasury stock purchased	-	-	-	-
Balance at September 30	99	(1,712)	73	(1,680)
Additional paid-in capital:
Balance at January 1		175,820		173,062
Common stock issued through offerings, net of expenses		5,868		-
Stock-based compensation expense		266		597
Balance at March 31		181,954		173,659
Common Stock issued		72		282
Stock-based compensation expense		205		419
Balance at June 30		182,231		174,360
Common stock issued through offerings, net of expenses		-		144
Dividends accrued		(75)		-
Stock-based compensation expense		205		374
Balance at September 30		182,361		174,878
Accumulated deficit:
Balance at January 1		(141,489)		(131,800)
Net loss		(3,419)		(3,193)
Adoption of ASC 606		-		2,500
Adoption of ASC 842		55		-
Balance at March 31		(144,853)		(132,493)
Net loss		(5,220)		(1,917)
Balance at June 30		(150,073)		(134,410)
Net loss		(7,362)		(3,042)
Balance at September 30		(157,435)		(137,452)

Total stockholders’ equity		$23,597		$36,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC. (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For The Nine Months Ended September 30,
	2019	2018

Cash Flows From Operating Activities
Net loss	$(16,001)	$(8,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,911	2,580
Interest accretion	331	248
Reversal of DOJ accrual	-	(350)
Bad debt expense	499	-
Mark to market on warrants	(35)	259
Stock-based compensation	1,246	1,564
Other gains and expenses, net	18	-
Other changes in operating assets and liabilities:
Increase in accounts receivable	(1,986)	(2,703)
Increase in other current assets	(417)	(174)
Increase in long-term assets	(11)	-
(Decrease) increase in accounts payable	(766)	674
Increase (decrease) in accrued salaries and bonus	228	(248)
Increase (decrease) in accrued liabilities	981	(680)
Increase in long-term liabilities	446	182
Net cash used in operating activities	(12,556)	(6,800)

Cash Flows From Investing Activity
Acquisition of Biopharma, net of expenses	(13,829)	-
Purchase of property and equipment	(105)	(388)
Sale of property and equipment	13	-
Net cash used in investing activity	(13,921)	(388)

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	5,962	-
Issuance of preferred shares, net of expenses	13,087	-
Cash paid for repurchase of restricted shares	(32)	(9)
Borrowings on Line of Credit	3,750	-
Net cash provided by (used in) financing activities	22,767	(9)

Net decrease in cash and cash equivalents	(3,710)	(7,197)
Cash and cash equivalents – beginning	6,068	15,199
Cash and cash equivalents – ending	$2,358	$8,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSICENCES, INC (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes (the “Interim Financial Statements”) should be read in conjunction with the consolidated financial statements of Interpace Biosciences, Inc. (formerly known as Interpace Diagnostics Group, Inc.) (the “Company” or “Interpace”), and its wholly-owned subsidiaries, Interpace Diagnostics Lab Inc., Interpace Diagnostics Corporation, Interpace Pharma Solutions, Inc. (formerly known as Interpace BioPharma, Inc.) and Interpace Diagnostics, LLC, and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 21, 2019 (the “Form 10-K”) and the special purpose statements and Pro Forma financial information in Form 8-K/A filed on September 20, 2019.

The condensed Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, or Group DCA; InServe Support Solutions; and TVG, Inc. and its Commercial Services (“CSO”) business unit which was sold on December 22, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

2.	ACQUISITION

On July 15, 2019, the Company entered into an Asset Purchase Agreement (“APA”) to acquire certain assets and assumed certain liabilities relating to Cancer Genetics, Inc.’s (“CGI”) BioPharma services business (“BioPharma”) for $23.5 million less certain closing adjustments of $1.98 million (the “Base Purchase Price”). At the closing the Company used the proceeds from an initial tranche of preferred stock financing and paid $13.8 million. Additionally, the Company issued a subordinated seller note to CGI in the amount of $7,692,300.

The BioPharma business (presently known as Interpace Pharma Solutions, Inc. or “Pharma Solutions”) provides pharmaceutical and biotech companies and non-profit entities performing clinical trials with lab testing services for patient stratification and treatment selection through an extensive suite of molecular and biomarker-based testing services, DNA- and RNA- extraction and customized assay development and trial design consultation.

The Base Purchase Price is subject to two additional adjustments following the closing: for the finalized net worth (assets less liabilities) of BioPharma as of June 30, 2019 (the “NWA”), subject to a cap of $775,000, and for certain older accounts receivable, in the aggregate amount of approximately $830,000, still uncollected as of December 31, 2019 (the “ARA”). Any amounts due to the Company under the NWA were to be set off against the Excess Consideration Note (see Note 19, Subsequent Events, for description), and any amounts due to the Company under the ARA were to be either set off against the Excess Consideration Note or, if it is no longer outstanding, satisfied through an AR Holdback (as defined in the Asset Purchase Agreement) mechanism, in each case as further set forth in the Asset Purchase Agreement.

The transaction is being accounted for using the acquisition method of accounting for business combinations in accordance with GAAP. Under this method, the total consideration transferred to consummate the acquisition is being allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired and liabilities assumed.

INTERPACE BIOSICENCES, INC (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

In connection with the transaction, the Company has preliminarily recorded $8.3 million of goodwill and $7.3 million of finite lived intangible assets. Finite lived intangible assets have a combined weighted-average amortization period of 8.4 years, which consists of ten years for tradenames and eight years for customer relationships. Goodwill results largely from a trained workforce in place and expected synergies from new lines of business. Goodwill recorded in conjunction with the acquisition is deductible for income tax purposes. See Note 5, Goodwill and Other Intangible Assets, for more information. Business transaction expenses of approximately $2.5 million incurred in connection with the acquisition was expensed as incurred.

The reconciliation of consideration given for BioPharma to the preliminary allocation of the purchase price of assets and liabilities acquired based on their relative fair values is as follows:

Cash		$13,829
Subordinated note payable		6,822
Total consideration		$20,651

Assets acquired
Accounts receivable		$3,731
Accrued revenue		289
Lab supplies		877
Prepaid expenses		266
Property and equipment		6,412
Operating lease assets		2,187
Acquired identifiable intangible assets:
Trademarks and trade name	1,600
Customer relationships	5,700
Total acquired identifiable intangible assets		7,300
Goodwill		8,273
Total assets acquired		29,335

Liabilities assumed
Accounts payable		(4,535)
Accrued liabilities		(435)
Deferred revenue		(1,076)
Operating lease liabilities		(2,187)
Finance lease liabilities		(451)
Total liabilities assumed		(8,684)
Net assets acquired		$20,651

The estimated fair values of assets acquired and liabilities assumed are considered preliminary and are based on the most recent information available. The provisional measurements of fair value set forth above are subject to change. We expect to finalize the valuation as soon as practicable, but no later than one-year from the acquisition date.

INTERPACE BIOSICENCES, INC (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

The following unaudited pro forma consolidated revenues for the three and nine months ended September 30, 2019 and 2018 assume that the Company had acquired the BioPharma business as of January 1, 2018. The pro forma revenues include estimates and assumptions which management believes are reasonable. However, pro forma revenues are not necessarily indicative of the revenues that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future revenues.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue	$8,010	$27,648	$9,741	$27,551

The BioPharma business had not historically been accounted for as a separate entity, subsidiary or division of CGI. In addition, stand-alone financial statements related to BioPharma have not been prepared previously as CGI’s financial system was not designed to provide complete financial information of BioPharma. Therefore, the Company was not able to estimate the pro forma impact to net loss or the net loss per share of BioPharma (presently called Interpace Pharma Solutions) for the three and nine months ended September 30, 2019 and 2018.

3.	LIQUIDITY

As of September 30, 2019, the Company had cash and cash equivalents of $2.4 million, net accounts receivable of $14.7 million, total current assets of $20.6 million and total current liabilities of $17.3 million. For the nine months ended September 30, 2019, the Company had a net loss of $16.0 million and cash used in operating activities was $12.6 million.

On July 15, 2019 the Company entered into a Securities Purchase Agreement for $27 million in Preferred Stock closing in two tranches on July 15, 2019 for $14 million and on October 16, 2019 for $13 million. After the purchase price of $23.5 million less certain closing adjustments of $1.98 million was paid to Cancer Genetics, Inc. the balance of the proceeds were used to pay down a $3.75 million balance in the revolving line of credit and for general corporate purposes, including the integration of the BioPharma business.

On September 20, 2019, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Oppenheimer & Co. Inc., as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, par value $0.01 per share, in an aggregate offering price of up to $4.8 million (the “Shares”) through the Agent. To date, no shares have been sold under the Agreement.

The Company does not expect to generate positive cash flows from operations for the year ending December 31, 2019. The Company intends to meet ongoing capital needs by using proceeds under the Securities Purchase Agreement, additional borrowings under the line of credit resulting from the additional accounts receivable acquired in the BioPharma acquisition, selling shares under the Agreement, revenue growth and margin improvement, collecting accounts receivable, containing costs as well as exploring other financing options. Management believes that the Company has sufficient cash on hand and available to sustain operations through at least November 30, 2020. However, there is no guarantee that additional capital can be raised to fund our future operations.

INTERPACE BIOSICENCES, INC (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Our Services

The Company is a leader in enabling personalized medicine, offering specialized services along the therapeutic value chain from early diagnosis and prognostic planning to targeted therapeutic applications. The Company’s primary source of revenue is generated from the performance of its proprietary molecular diagnostic tests for its clinical customers (Interpace Diagnostics) and its DNA-based pharma testing services in support of clinical trials for its biopharma customers (Interpace Pharma Solutions).

Our Diagnostics business is a fully integrated commercial and bioinformatics business unit that provides clinically useful molecular diagnostic tests, bioinformatics and pathology services for evaluating risk of cancer by leveraging the latest technology in personalized medicine for improved patient diagnosis and management. The genomic tests that we develop and commercialize as well as related first line assays are principally focused on early detection of patients with indeterminate biopsies and at high risk of cancer. Our tests and services provide mutational analysis of genomic material contained in these “suspicious” cysts, nodules and lesions with the goal of better informing treatment decisions in patients at risk of thyroid, pancreatic, and other cancers and in many cases avoiding unnecessary surgical treatment in patients at low risk.

We currently have four commercialized molecular diagnostic tests in the marketplace for which we are receiving reimbursement: PancraGEN®, which is a pancreatic cyst and pancreaticobiliary solid lesion genomic test that helps physicians better assess risk of pancreaticobiliary cancers using our proprietary PathFinderTG® platform; ThyGeNEXT®, which is an expanded oncogenic mutation panel that helps identify potentially malignant thyroid nodules, ThyraMIR®, which assesses thyroid nodules for risk of malignancy utilizing a proprietary microRNA gene expression assay. THyGeNEXT® and ThyraMIR® are typically used in conjunction; and RespriDx®, which is a genomic test that helps physicians differentiate metastatic or recurrent lung cancer from the presence of newly formed primary lung cancer and which also utilizes our PathFinderTG® platform to compare the genomic fingerprint of two or more sites of lung cancer.

BarreGEN®, is our esophageal cancer risk classifier for Barrett’s Esophagus that also utilizes our PathFinder TG® platform and is currently in a Clinical Evaluation Program or (“CEP”) whereby we gather information from physicians using BarreGEN® to assist us in positioning our product for full launch, partnering and potentially supporting improved reimbursement with payers.

Our recently acquired BioPharma or now called Pharma Solutions business provides pharmacogenomics testing, genotyping, biorepository and other customized services to the pharmaceutical and biotech industries and advances personalized medicine by partnering with pharmaceutical, academic, and technology leaders to effectively integrate pharmacogenomics into their drug development and clinical trial programs with the goals of delivering safer, more effective drugs to market more quickly, and improving patient care.

Therefore, the Company’s primary source of revenue is generated from the performance of its proprietary molecular diagnostic tests for its clinical customers and its DNA-based pharma testing services in support of clinical trials for its BioPharma customers. The Company’s performance obligation is fulfilled upon completion, review and release of test results and subsequent billing to the third-party payer, hospital or contracting customer.

INTERPACE BIOSICENCES, INC (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

Clinical Performance Obligations and Revenue Recognition

Under ASC 606, the Company recognizes revenue for billings less contractual allowances and estimated uncollectable amounts for all third party payer groups on the accrual basis based upon a thorough analysis of historical receipts. The net amount derived and used for revenue recognition is referred to as the Net Realizable Value (NRV) for the particular test and payer group from which reimbursement is received. This derived NRV is evaluated quarterly or as needed and then applied to future periods until recalculated.

BIoPharma Performance Obligations and Revenue Recognition

Performance obligations are satisfied at a point in time as the Company processes samples delivered by the customer. Project level activities, including study setup and project management, are satisfied over the life of the contract. Revenues are recognized at a point in time when the test results or other deliverables are reported to the customer. Project level fee revenue is recognized ratably over the life of the contract.

Deferred revenue from BioPharma Contracts is recorded at fair value and represents payments received in advance of services rendered.

Revenue from Contracts with Customers (ASC 606)

Our Diagnostics business derives its revenues from the performance of its proprietary assays or tests. The Company’s performance obligation is fulfilled upon completion, review and release of test results to the customer. The Company subsequently bills third-party payers or direct-bill payers for the tests performed. Revenue is recognized based on the estimated transaction price or net realizable value (“NRV”), which is determined based on historical collection rates by each payer category for each proprietary test offered by the Company. To the extent the transaction price includes variable consideration, for all third party and direct-bill payers and proprietary tests, the Company estimates the amount of variable consideration that should be included in the transaction price using the expected value method based on historical experience.

For our Diagnostics business, we regularly review the ultimate amounts received from the third-party and direct-bill payers and related estimated reimbursement rates and adjust the NRV’s and related contractual allowances accordingly. If actual collections and related NRV’s vary significantly from our estimates, we will adjust the estimates of contractual allowances, which would affect net revenue in the period such variances become known.

INTERPACE BIOSICENCES, INC (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

Disaggregated Revenues

We operate in a single operating segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, which is consistent with internal management reporting.

Deferred Revenue

Deferred revenue is recorded at fair value and represents payments received in advance of services rendered.

Financing and Payment

For non-Medicare claims, our payment terms vary by payer category. Payment terms for direct-payers in our clinical or diagnostics business are typically thirty days and in our BioPharma business, up to sixty days. Commercial third-party-payers are required to respond to a claim within a time period established by their respective state regulations, generally between thirty to sixty days. However, payment for commercial third-party claims may be subject to a denial and appeal process, which could take up to two years in some instances where multiple appeals are submitted. The Company generally appeals all denials from commercial third-party payers.

Costs to Obtain or Fulfill a Customer Contract

Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in sales and marketing expense in the condensed consolidated statements of operations.

Accounts Receivable

The Company’s accounts receivable represent unconditional rights to consideration and are generated using its clinical or diagnostics and BioPharma tests. The Company’s services are fulfilled upon completion of the test, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payer or directly bills the hospital or contracting customer. Accounts receivable is recognized for all payer groups net of contractual adjustment and net of estimated uncollectable amounts. Contractual adjustments represent the difference between the list prices and the reimbursement rate set by third party payers, including Medicare, commercial payers, or amounts billed directly to hospitals and service providers. Specific accounts may be written off after several appeals, which in some cases may take longer than twelve months.

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

Our lease terms include all non-cancelable periods and may include options to extend (or to not terminate) the lease when it is reasonably certain that we will exercise that option. Leases with terms of twelve months or less at the commencement date are expensed on a straight-line basis over the lease term and do not result in the recognition of an asset or liability. See Note 7, Leases.

INTERPACE BIOSICENCES, INC (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

Other Current Assets

Other current assets consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(unaudited)
Indemnification assets	$875	$875
Prepaid expenses	2,571	1,230
Other	76	65
Total other current assets	$3,522	$2,170

Long-Lived Assets, including Finite-Lived Intangible Assets

Finite-lived intangible assets are stated at cost less accumulated amortization. Amortization of finite-lived acquired intangible assets is recognized on a straight-line basis, using the estimated useful lives of the assets of approximately two years to ten years in acquisition related amortization expense in the condensed consolidated statements of operations.

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

Discontinued Operations

The Company accounts for business dispositions and its businesses held for sale in accordance with ASC 205-20, Discontinued Operations (“ASC 205-20”). ASC 205-20 requires the results of operations of business dispositions to be segregated from continuing operations and reflected as discontinued operations in current and prior periods. See Note 13, Discontinued Operations for further information.

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock, par value $0.01 per share (the “Common Stock”) used in the calculation of basic and diluted loss per share for the three- and nine-month periods ended September 30, 2019 and 2018 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)
Basic weighted average number of of common shares	38,196	28,215	37,169	28,002
Potential dilutive effect of stock-based awards	-	-	-	-
Diluted weighted average number of common shares	38,196	28,215	37,169	28,002

INTERPACE BIOSICENCES, INC (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods because they would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)
Options	3,936	2,256	3,936	2,256
Stock-settled stock appreciation rights (SARs)	22	59	22	59
Restricted stock units (RSUs)	544	220	544	220
Warrants	14,196	13,542	14,196	13,542
	18,698	16,077	18,698	16,077

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is attributable to the acquisition of the BioPharma business from CGI in July 2019. The carrying value of the intangible assets acquired was $15.6 million, with goodwill of approximately $8.3 million and identifiable intangible assets of approximately $7.3 million. The net carrying value of the identifiable intangible assets from all acquisitions as of September 30, 2019 and December 31, 2018 are as follows:

		As of September 30, 2019	As of December 31, 2018
		(unaudited)
	Life	Carrying	Carrying
	(Years)	Amount	Amount

Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett's test	9	18,351	18,351
BioPharma acquisition:
Trademarks	10	1,600	-
Customer relationships	8	5,700	-

CLIA Lab	2.3	$609	$609

Total		$50,920	$43,620

Accumulated Amortization		$(16,388)	$(13,767)

Net Carrying Value		$34,532	$29,853

Amortization expense was approximately $1.0 million and $0.8 million for the three-month periods ended September 30, 2019 and 2018, respectively, and approximately $2.6 million and $2.4 million for the nine-month periods ended September 30, 2019 and 2018, respectively. Amortization of our diagnostic assets begins upon launch of the product. Estimated amortization expense for the next five years is as follows, based on current assumptions of future product launches:

2019	2020	2021	2022	2023	2024
(remaining)
$1,031	$5,145	$5,781	$3,859	$3,859	$3,149

INTERPACE BIOSICENCES, INC (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

6.	FAIR VALUE MEASUREMENTS

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

	As of September 30, 2019		Fair Value Measurements
	Carrying	Fair	As of September 30, 2019
	Amount	Value	Level 1	Level 2	Level 3
			(unaudited)
Liabilities:
Contingent consideration:
Asuragen (1)	$3,024	$3,024	$-	$-	$3,024
Other long-term liabilities:
Warrant liability (2)	326	326	-	-	326
	$3,350	$3,350	$-	$-	$3,350

INTERPACE BIOSICENCES, INC (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

	As of December 31, 2018		Fair Value Measurements
	Carrying	Fair	As of December 31, 2018
	Amount	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration:
Asuragen (1)	$3,127	$3,127	$-	$-	$3,127
Other long-term liabilities:
Warrant liability (2)	361	361	-	-	361
	$3,488	$3,488	$-	$-	$3,488

(1)(2) See Note 9, Accrued Expenses and Long-Term Liabilities

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

A roll forward of the carrying value of the Contingent Consideration Liability and the Underwriters’ Warrants to September 30, 2019 is as follows:

				Cancellation	Adjustment
				of Obligation/	to Fair Value/
	December 31, 2018	Payments	Accretion	Conversions Exercises	Mark to Market	September 30, 2019
	(unaudited)
Asuragen	$3,127	$(434)	$331	$-	$-	$3,024

Underwriters Warrants	361	-	-	-	(35)	326
	$3,488	$(434)	$331	$-	$(35)	$3,350

Certain of the Company’s non-financial assets, such as other intangible assets and goodwill, are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

INTERPACE BIOSICENCES, INC (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

7.	LEASES

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

The Company recorded $2.4 million of right-of-use lease assets and $2.5 million of lease liabilities upon adoption, primarily relating to rentals of space for our corporate headquarters and laboratories, as well as equipment leases, all under operating leases. In addition, the Company recorded a cumulative adjustment to opening accumulated deficit of $0.1 million. With the acquisition of the BioPharma business of CGI in 2019, the Company added $2.2 million of operating lease assets and liabilities and $0.5 million of finance lease assets and liabilities to its balance sheet. Finance lease assets are included in fixed assets, net of accumulated depreciation.

The table below presents the lease-related assets and liabilities recorded in the Condensed Consolidated Balance Sheet:

	Classification on the Balance Sheet	September 30, 2019
		(unaudited)
Assets
Financing lease assets	Property and equipment, net	$998
Operating lease assets	Operating lease assets	4,212
Total lease assets		$5,210

Liabilities
Current
Financing lease liabilities	Other accrued expenses	$247
Operating lease liabilities	Other accrued expenses	1,367
Total current lease liabilities		$1,614
Noncurrent
Financing lease liabilities	Other long-term liabilities	173
Operating lease liabilities	Operating lease liabilities	2,791
Total long-term lease liabilities		2,964
Total lease liabilities		$4,578

The weighted average remaining lease term for the Company’s operating leases was 2.8 years as of September 30, 2019 and the weighted average discount rate for those leases was 6.0%. The Company’s operating lease expenses are recorded within cost of revenue and general and administrative expenses.

INTERPACE BIOSICENCES, INC (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

The table below reconciles the undiscounted cash flows to the lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2019:

	Operating Leases	Financing Leases
2019 (remaining)	$412	$90
2020	1,431	226
2021	1,258	120
2022	1,192	13
2023	344	-
Total minimum lease payments	4,637	449
Less: amount of lease payments representing effects of discounting	479	29
Present value of future minimum lease payments	4,158	420
Less: current obligations under leases	1,367	247
Long-term lease obligations	$2,791	$173

As of December 31, 2018, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year were as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$2,814	$613	$1,322	$879	$-

8.	COMMITMENTS AND CONTINGENCIES

Litigation

Due to the nature of the businesses in which the Company is engaged it is subject to certain risks. Such risks include, among others, risk of liability for personal injury or death to persons using products or services the Company promotes or commercializes. There can be no assurance that substantial claims or liabilities will not arise in the future due to the nature of the Company’s business activities and recent increases in litigation related to healthcare products and related intellectual property.

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

As of September 30, 2019, the Company’s accrual for litigation and threatened litigation was not material to the condensed consolidated financial statements.

INTERPACE BIOSICENCES, INC (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

9.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

Other accrued expenses consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(unaudited)
Accrued royalties	$2,000	$1,399
Indemnification liability	875	875
Contingent consideration	559	434
Accrued professional fees	1,318	701
Operating lease liability	1,367	-
Deferred revenue	480	-
Taxes payable	287	285
Unclaimed property	565	565
All others	1,972	832
Total other accrued expenses	$9,423	$5,091

Long-term liabilities consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(unaudited)
Warrant liability	$326	$361
Uncertain tax positions	4,011	3,838
Deferred revenue	294	-
Other	160	120
Total other long-term liabilities	$4,791	$4,319

10.	STOCK-BASED COMPENSATION

Stock Incentive Plan

The Company’s stock-incentive program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, the Company is able to grant options, stock appreciation rights (“SARs”) and restricted shares from the Interpace Biosciences, Inc. 2019 Equity Incentive Plan, (the “Stock Incentive Plan”). No new grants may be made under the Company’s prior stock incentive plan, the Interpace Diagnostics Group, Inc. Amended and Restated 2004 Stock Award and Incentive Plan (the “2004 Plan”). Unless earlier terminated by action of the Company’s board of directors, the 2004 Plan will remain in effect until such time as no stock remains available for delivery and the Company has no further rights or obligations under the 2004 Plan with respect to outstanding awards thereunder.

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

During the first quarter of 2019, members of the Company’s management team were granted stock options to purchase an aggregate of 1,105,440 shares of Common Stock with an exercise price of $0.98 per share and 276,360 RSUs, subject generally to such member’s continued service with the Company, which vest one-third each year over a period of three years.

INTERPACE BIOSICENCES, INC (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

The following table provides the weighted average assumptions used in determining the fair value of the stock option awards granted during the nine month periods ended September 30, 2019 and 2018.

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(unaudited)
Risk-free interest rate	2.51%	2.65%
Expected life	6.0 years	6.0 years
Expected volatility	127.81%	126.93%
Dividend yield	-	-

The Company recognized approximately $0.3 million and $0.4 million of stock-based compensation expense during the three-month periods ended September 30, 2019 and 2018, respectively, and approximately $1.2 million and $1.6 million for the nine-month periods ended September 30, 2019 and 2018, respectively.

11.	INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on (loss) income from continuing operations and the effective tax rate for the three- and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Provision for income tax	$9	$7	$19	$21
Effective income tax rate	0.1%	0.2%	0.1%	0.3%

Income tax expense for the three- and nine-month periods ended September 30, 2019 and 2018 was primarily due to minimum state and local taxes.

12.	SEGMENT INFORMATION

We view our operations and manage our business in one operating segment, which is the business of developing and selling diagnostic tests and biopharma services. The Company’s reporting segment structure is currently reflective of the way both the Company’s management and chief operating decision maker view the business, make operating decisions and assess performance. This structure allows investors to better understand Company performance, better assess prospects for future cash flows, and make more informed decisions about the Company.

INTERPACE BIOSICENCES, INC (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

13.	DISCONTINUED OPERATIONS

The components of liabilities classified as discontinued operations relate to Commercial Services and consist of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(unaudited)
Accounts payable	$69	$192
Other	697	726
Current liabilities from discontinued operations	766	918
Total liabilities	$766	$918

14.	LINE OF CREDIT

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

The amount that may be borrowed under the Revolving Line is the lower of (i) $4.0 million or (ii) 80% of the Company’s eligible accounts receivable (as adjusted by SVB). Revolving Line outstanding amounts incur interest at a rate per annum equal to the Wall Street Journal Prime Rate plus 0.5%. The Company is also required to pay an unused Revolving Line facility fee monthly in arrears in an amount equal to 0.35% per annum of the average unused but available portion of the Revolving Line. The term loan portion of the SVB Loan Agreement has a maturity date of May 2, 2022, and the Revolving Line has a maturity date three years from the effective date, or November 13, 2021.

As of September 30, 2019, the Company has drawn $3.75 million of the available funds with the Revolving Line which is the maximum allowed and has no remaining availability as $250,000 of the Line of Credit is used to secure the issuance of a standby letter of credit by SVB. See also Note 19, Subsequent Events – Revolving line of credit.

15.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table represents cash flows used in the Company’s discontinued operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018
	(unaudited)
Net cash used in operating activities of discontinued operations	$(30)	$(376)

INTERPACE BIOSICENCES, INC (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

Supplemental Disclosures of Non Cash Activities

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
	(unaudited)
Operating
Adoption of ASC 606	$-	$2,500
Prepaid stock grants issued to vendors	$72	$257
Adoption of ASC 842 - right of use asset	$2,449	$-
Adoption of ASC 842 - operating lease liability	$2,536	$-
Investing
Acquisition of property and equipment	$-	$12
Excess consideration note	$6,822	$-

16.	EQUITY

Public Offering

On January 25, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) with respect to the issuance and sale of an aggregate of 9,333,334 shares (the “Firm Shares”) of the Company’s Common Stock in an underwritten public offering. Pursuant to the Underwriting Agreement, the Company also granted Wainwright an option, exercisable for 30 days, to purchase an additional 1,400,000 shares of Common Stock. The option expired unexercised. The Firm Shares were offered to the public at a price of $0.75 per Share. Wainwright purchased the Firm Shares from the Company pursuant to the Underwriting Agreement at an effective price of $0.6975 per share.

The Company received net proceeds, after deducting underwriter discounts and commissions and other expenses related to the offering, in the amount of approximately $6.0 million. The Company used the net proceeds from the offering for working capital, capital expenditures, business development and research and development expenditures, and the acquisition (in part) of the BioPharma business.

Preferred Stock Issuance

The Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) on July 15, 2019 with Ampersand 2018 Limited Partnership (the “Investor”), a fund managed by Ampersand Capital Partners, providing for the issuance and sale to the Investor of up to an aggregate of $27,000,000 in convertible preferred stock, par value $0.01 per share, of the Company consisting of two series, Series A (“Series A”) and Series A-1 (“Series A-1” and together with the Series A, the “Preferred Stock”), both at an issuance price per share of $100,000 (the “Stated Value”), to be funded at up to two different closings (the “Investment”).

The initial closing, which was consummated promptly after the execution of the Securities Purchase Agreement, involved the issuance of 60 newly created shares of Series A at an aggregate purchase price of $6,000,000, and 80 newly created shares of Series A-1 at an aggregate purchase price of $8,000,000, for net proceeds of approximately $13.1 million.

The Securities Purchase Agreement contemplated a second closing (the “Second Closing”), which would only be effected following the fulfillment to the Investor’s satisfaction of customary conditions, including, among others, the approval by the stockholders of the Company, as required under the rules of the Nasdaq Stock Market LLC (the “Nasdaq Listing Rules”), of the issuance of shares of Common Stock upon conversion of the Preferred Stock (the “Conversion Issuances”) in excess of the aggregate number of shares of Common Stock that the Company may issue upon conversion of the Preferred Stock without breaching its obligations under the Nasdaq Listing Rules (the “Stockholder Approval”). The terms of the Series A-1 provided that each share of Series A-1 would automatically convert into one share of Series A upon the Company obtaining the Stockholder Approval. See Note 19, Subsequent Events, for additional information.

ATM program

On September 20, 2019, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Oppenheimer & Co. Inc., as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its Common Stock, at an aggregate offering price of up to $4.8 million (the “Shares”) through the Agent. Under the terms of the Agreement, the Agent may sell the Shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act, as amended.

Subject to the terms and conditions of the Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares, and may at any time suspend sales under the Agreement or terminate the Agreement in accordance with its terms. The Company has provided the Agent with customary indemnification rights, and the Agent will be entitled to a fixed commission of 3.0% of the aggregate gross proceeds from the Shares sold. The Agreement contains customary representations and warranties, and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. To date, no shares have been sold under this agreement.

INTERPACE BIOSICENCES, INC (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

17.	WARRANTS

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

There was no warrant exercise activity for the nine months ended September 30, 2019. Warrants outstanding for the period ended September 30, 2019 are as follows:

Description	Classification	Exercise Price	Expiration Date	Warrants Issued	Warrants Exercised	Warrants Cancelled/ Expired	Balance December 31, 2018	Balance September 30, 2019

Private Placement Warrants, issued January 25, 2017	Equity	$4.69	June 2022	855,000	-	-	855,000	855,000
RedPath Warrants,issued March 22, 2017	Equity	$4.69	September 2022	100,000	-	-	100,000	100,000
Underwriters Warrants,issued June 21, 2017	Liability	$1.32	December 2022	575,000	-	(40,000)	535,000	535,000
Base & Overallotment Warrants,issued June 21, 2017	Equity	$1.25	June 2022	14,375,000	(5,672,852)	-	8,702,148	8,702,148
Vendor Warrants,issued August 6, 2017	Equity	$1.25	August 2020	150,000	-	-	150,000	150,000
Warrants issued October 12, 2017	Equity	$1.80	April 2022	3,200,000	-	-	3,200,000	3,200,000
Underwriters Warrants,issued January 25, 2019	Equity	$0.9375	January 2022	654,334	-	-	-	654,334

				19,909,334	(5,672,852)	(40,000)	13,542,148	14,196,482

18.	RECENT ACCOUNTING PRONOUNCEMENTS

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

INTERPACE BIOSICENCES, INC (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

Standards not yet effective

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted and applied prospectively. Management is evaluating ASU 2017-04 to determine the impact on the consolidated financial statements.

19.	SUBSEQUENT EVENTS

Additional financing received

Stockholder Approval was obtained on October 10, 2019 for the Securities Purchase Agreement (discussed in Note 16, Equity) and each share of Series A-1 issued to the Investor at the initial closing automatically converted into one share of Series A on that day (the “Conversion”).

On October 16, 2019, the Company and the Investor consummated the Second Closing. At the Second Closing, the Company issued to the Investor 130 newly created shares of Series A at an aggregate gross purchase price of $13,000,000. The Company used the proceeds from the Second Closing to make the maturity date payment, subject to certain holdbacks, with respect to the promissory note issued by a subsidiary of the Company to Cancer Genetics, Inc., and expects to use the remaining proceeds for general corporate purposes, including the integration of the Biopharma services business. The Company issued the aforementioned note in connection with the acquisition of its BioPharma services business.

The Series A was offered and sold pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder. The shares to be issued upon conversion of the Series A have not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements.

INTERPACE BIOSICENCES, INC (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

Revolving line of credit

Using the proceeds received from the Second Closing described above, the Company paid off the line of credit balance of $3.75 million that was outstanding as of September 30, 2019 in October 2019.

Excess consideration note

As part of the purchase of the BioPharma business from CGI and the consideration given for the purchased assets, $7,692,300 was in the form of a subordinated seller note (the “Excess Consideration Note”), issued by a subsidiary of the Company to CGI. The payment of the note due in October 2019 was subject to certain adjustments to the purchase price as described in Note 2, Acquisition.

In October 2019, the excess consideration note balance was paid to CGI amounting to $6,024,489 million which included the following adjustments: an indemnification holdback of $735,000 (less paid indemnity claims) due to be released to CGI in January 2020, less the remaining accounts receivable holdback of $152,858 also due to be released by January 2020, less the final post-closing net-worth adjustment of $775,000, less repayment of certain advances made by the Company on behalf of the BioPharma business to CGI regarding certain pre-closing liabilities totaling $317,628, plus $289,000 of unbilled accounts receivable as of July 15, 2019 that were not included in the original financial schedules, plus unpaid and accrued interest under the excess consideration note of $23,674.

The indemnification and accounts receivable holdbacks were deposited into separate escrow accounts until released or settled which is due by December 31, 2019.

Nasdaq notification

On October 15, 2019, the Company received notice from Nasdaq indicating that, while the Company has not regained compliance with the minimum bid price requirement, the staff of Nasdaq (the “Staff”) has determined that the Company is eligible for an additional 180-day period, or until April 13, 2020, to regain compliance. The Staff’s determination was based on (i) the Company meeting the continued listing requirement for market value of its publicly held shares and all other applicable initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and (ii) the Company providing written notice to Nasdaq of its intent to cure the deficiency during this second compliance period by effecting a reverse stock split, if necessary. If at any time during this second, 180-day period the closing bid price of the Company’s Common Stock is at least $1.00 per share for at least a minimum of 10 consecutive business days, the Staff will provide written confirmation of compliance. If compliance cannot be demonstrated by April 13, 2020, Nasdaq will provide written notification to the Company that its Common Stock will be subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Rule or maintain compliance with other Nasdaq continued listing requirements.

Reverse Stock Split

On November 14, 2019, the Company filed a definitive proxy statement on Schedule 14A for a special meeting of stockholders to be held on December 13, 2019 to approve an amendment to the Company’s certificate of incorporation to effect a reverse stock split of common stock, at a ratio in the range from one-for-five to one-for-fifteen, with such specific ratio to be determined by the Company’s board of directors following the special meeting. The Company is not obligated to effect the reverse stock split.

INTERPACE BIOSCIENCES, INC. (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	our stock price is volatile and could be further affected by events not within our control, and an investment in our common stock could suffer a decline in value;

●	dilution as a result of future equity issuances;

●	stockholders must rely on appreciation of the value of our common stock for any return on their investment because we do not intend to declare cash dividends on our shares of common stock in the foreseeable future;

●	the limited revenue generated from our business thus far and our ability to commercially leverage our bioinformatics data and develop our pipeline products;

●	whether we are able to successfully utilize our commercial and operating experience to sell our molecular diagnostic tests;

●	our dependence on a concentrated selection of third-party payers including the lack of timeliness of their payments, payer volatility and subjective decision making as well as the impact of reporting subsequent accounts receivable adjustments related to our diagnostics business as a reduction in current periods revenues;

●	our ability to obtain broad adoption of and ability to grow or continue to secure sufficient levels of reimbursement in a changing reimbursement environment, including obtaining clinical data to support sufficient levels of reimbursement;

●	the demand for our molecular diagnostic tests from physicians and patients;

●	our products continuing to perform as expected;

●	our obligations to make royalty and milestone payments to our licensors;

●	our inability to finance our business on acceptable terms in the future may limit our ability to develop and commercialize new molecular diagnostic solutions and technologies and grow our business;

INTERPACE BIOSCIENCES, INC. (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

●	our ability to comply with financial covenants under our current line of credit facility and comply with our debt obligations;

●	our limited operating history;

●	our ability to attract and retain qualified commercial representatives and other key employees and management personnel;

●	our relationships with leading thought leaders and biopharmaceutical companies;

●	our ability to continue to meet the high compliance standards necessary to do business with biopharmaceutical companies

●	our ability to expand our international footprint with consistency of service to be able to meet our biopharmaceutical customers’ demands

●	demonstration of clinical relevance and value in utility studies;

●	our ability to continue to expand our sales and marketing forces;

●	our reliance on our commercial sales forces for continued business expansion;

●	fluctuating quarterly operating results;

●	our dependence on third parties for the supply of some of the materials used in our tests;

●	our ability to scale our operations, testing capacity and processing technology;

●	our ability to support demand for our molecular diagnostic tests and any of our future tests or solutions;

●	our ability to compete successfully with physicians and members of the medical community who use traditional methods to diagnose gastrointestinal and endocrine cancers, competitors offering broader product lines outside of the molecular diagnostic testing market and having greater brand recognition than we do, and companies with greater financial resources;

●	our ability to obtain sufficient data and samples to cost effectively and timely perform sufficient clinical trials in order to support our current and future products;

●	our ability to license rights to use technologies in order to commercialize new products;

●	our involvement in current and future litigation against us or our ability to collect on judgements found in our favor;

●	our ability to continuously develop our technology and to work to develop new solutions to keep pace with evolving standards of care;

●	our ability to enter into additional clinical study collaborations with highly regarded institutions;

INTERPACE BIOSCIENCES, INC. (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

●	the effect of seasonal results and adverse weather conditions, such as hurricanes and floods, on our business;

●	our ability to increase or maintain sales of the tests and services in our Biopharma business or to successfully develop and commercialize other proprietary tests and services in our Biopharma business;

●	whether pharmaceutical, biotech companies and clinical research organizations decide to use our Biopharma business tests and services;

●	our ability to perform our Biopharma business services in accordance with contractual and regulatory requirements, and ethical considerations;

●	the effect current and future laws, licensing requirements and regulation have on our business including the changing U.S. Food and Drug Administration environment as it relates to molecular diagnostics and biopharma services;

●	our ability to obtain and maintain sufficient laboratory space to meet our processing needs as well as our ability to pass regulatory inspections and continue to be Clinical Laboratory Improvement Amendments (“CLIA”) and the College of American Pathologists (“CAP”) certified or accredited;

●	legislative reform of the U.S. healthcare system, including the effect of pricing provisions of the Protecting Access to Medicare Act of 2014 on our Advanced Diagnostic Laboratory Tests, adjustments or reductions in reimbursement rates of our molecular diagnostic tests by the Centers for Medicare and Medicaid Services and changes or reductions in reimbursement rates or coverage of our tests by third party payers;

●	compliance with numerous statutes and regulations pertaining to our business;

●	the effect of The Eliminating Kickbacks in Recovery Act of 2018 as it potentially impacts our ability to incentivize our sales personnel appropriately;

●	the effect of potential adverse findings resulting from regulatory audits of our billing and payment practices and the impact such results could have on our business;

●	business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States, including our ability to comply with international laws and regulations;

●	compliance with the U.S. Foreign Corrupt Practices Act and anti-bribery laws;

●	our ability to use our net operating loss carryforwards;

●	tax reform legislation;

●	changes in financial accounting standards or practices;

●	our use of hazardous materials;

●	the susceptibility of our information systems to security breaches, loss of data and other disruptions;

●	product liability claims against us;

●	our billing practices and our ability to collect on claims for the sale of our tests;

●	our dependence on third-party medical billing providers to operate effectively without delays, data loss, or other disruptions;

●	cost increases resulting from enacted healthcare reform legislation;

●	changes in governmental regulations mandating price controls and limitations on patient access to our products;

INTERPACE BIOSCIENCES, INC. (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

●	our ability to increase revenue and manage the size of our operations;

●	our ability to successfully identify, complete and integrate recent and any future acquisitions of companies, assets and/or products that we believe meet our strategic goals and needs, and the effects of any such acquisitions on our revenues, profitability and ongoing business;

●	the impact of contingent liabilities on our financial condition;

●	our ability, and the ability of our third-party billing providers, to effectively maintain, upgrade and integrate the information systems on which we depend, including our partially customized Laboratory Information Management System;

●	the results of any future impairment testing for intangible assets as required under U.S. generally accepted accounting principles (“GAAP”);

●	our compliance with our license agreements and our ability to protect and defend our intellectual property rights;

●	changes in U.S. patent law;

●	patent infringement claims against us;

●	our ability to maintain our listing with Nasdaq;

●	compliance with public company reporting requirements;

●	our ability to maintain and implement effective internal controls over financial reporting;

●	the impact of future issuances of debt, common and preferred shares on stockholders’ interest and stock price;

●	we have issued convertible preferred stock and may issue additional convertible preferred stock in the future, and the terms of our preferred stock may dilute our common stock;

●	our ability to report financial results on a timely and accurate basis;

●	the impact of anti-takeover defenses on an acquisition or stock price;

●	fluctuations in our quarterly and annual revenues and earnings;

●	securities class action litigation;

●	cost of settlement or damage awards against our directors and officers;

●	preferential rights of the holders of our Preferred Stock that may be adverse to holders of our common stock;

●	our ability to successfully execute under the transition services agreement with Cancer Genetics, Inc. (“CGI”);

INTERPACE BIOSCIENCES, INC. (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

●	our ability to realize all of the anticipated benefits of the acquisition of the Biopharma business or those benefits taking longer to realize than expected;

●	our ability to retain customers and critical vendors to our Biopharma business;

●	our ability to integrate the Biopharma business acquired;

●	our ability to integrate accounting systems and disclosure controls and procedures of the Biopharma business;

●	our ability to expand and grow our newly acquired Biopharma business;

●	our ability to effectively separate the Biopharma business from CGI’s former clinical business;

●	our ability to continue to engage necessary personnel to operate the Biopharma business;

●	our ability to manage costs of our combined diagnostic business and the Biopharma business and provide sufficient capital to continue to grow and expand the base of business;

●	the limited financial information on which to evaluate the financial prospects for the combined company; and

●	our ability to expand our working capital borrowing base to provide sufficient working capital financing during growth periods.

Please see Part I – Item 1A – “Risk Factors” in our Form 10-K, as well as other documents we file with the SEC from time-to-time, including our Current Report on Form 8-K/A filed on September 20, 2019, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

The Company is a leader in enabling personalized medicine, offering specialized services along the therapeutic value chain from early diagnosis and prognostic planning to targeted therapeutic applications. The Company’s primary source of revenue is generated from the performance of its proprietary molecular diagnostic tests for its clinical customers (Interpace Diagnostics) and its DNA-based pharma testing services in support of clinical trials for its BioPharma customers (Interpace Pharma Solutions). We are leveraging our licensed and accredited laboratories in Pittsburgh, PA, Rutherford, NJ, Raleigh, North Carolina and New Haven, CT all CLIA and CAP Certified to develop and commercialize our assays and products. and lung cancers. Our customers consist primarily of physicians, hospitals, clinics, biotechnology and pharmaceutical companies as well as major Contract Research Organizations and specialty contractors.

Diagnostics (Interpace Diagnostics)

Our Diagnostics business is a fully integrated commercial and bioinformatics business unit that provides clinically useful molecular diagnostic tests, bioinformatics and pathology services for evaluating risk of cancer by leveraging the latest technology in personalized medicine for improved patient diagnosis and management. The genomic tests that we develop and commercialize as well as related first line assays are principally focused on early detection of patients with indeterminate biopsies and at high risk of cancer. Our tests and services provide mutational analysis of genomic material contained in these “suspicious” cysts, nodules and lesions with the goal of better informing treatment decisions in patients at risk of thyroid, pancreatic, and other cancers and in many cases avoiding unnecessary surgical treatment in patients at low risk.

INTERPACE BIOSCIENCES, INC. (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

We have four commercialized molecular diagnostic tests in the marketplace for which we are receiving reimbursement: PancraGEN®, which is a pancreatic cyst and pancreaticobiliary solid lesion genomic test that helps physicians better assess risk of pancreaticobiliary cancers using our proprietary PathFinderTG® platform; ThyGeNEXT®, which is an expanded oncogenic mutation panel that helps identify potentially malignant thyroid nodules, ThyraMIR®, which assesses thyroid nodules for risk of malignancy utilizing a proprietary microRNA gene expression assay. ThyGeNEXT® and ThyraMIR® are typically used in conjunction; and RespriDx®, which is a genomic test that helps physicians differentiate metastatic or recurrent lung cancer from the presence of newly formed primary lung cancer and which also utilizes our PathFinderTG® platform to compare the genomic fingerprint of two or more sites of lung cancer.

BarreGEN®, is our esophageal cancer risk classifier for Barrett’s Esophagus that also utilizes our PathFinder TG® platform and is currently in a Clinical Evaluation Program or (“CEP”) whereby we gather information from physicians using BarreGEN® to assist us in positioning our product for full launch, partnering and potentially supporting improved reimbursement with payers.

We currently process diagnostic samples in our laboratory facilities in Pittsburgh, Pennsylvania and New Haven, Connecticut. The New Haven facility is also a center for new product development. Our laboratories are licensed pursuant to federal law under CLIA and are accredited by CAP and New York State. In August 2018, we acquired a majority of the Philadelphia laboratory equipment of Rosetta Genomics Ltd., a molecular diagnostics company, in order to further support our CLIA and CAP certified lab expansion in our New Haven, Connecticut and Pittsburgh, Pennsylvania laboratories. Our customers consist primarily of physicians, hospitals, and clinics.

BioPharma (Interpace Pharma Solutions)

Our recently acquired BioPharma business (now called Interpace Pharma Solutions, Inc.) provides pharmacogenomics testing, genotyping, biorepository and other customized services to the pharmaceutical and biotechnology industries and advances personalized medicine by partnering with pharmaceutical, academic, and technology leaders to effectively integrate pharmacogenomics into their drug development and clinical trial programs with the goals of delivering safer, more effective drugs to market more quickly, and improving patient care. Our laboratories in Raleigh, NC and Rutherford, NJ are licensed pursuant to federal law under CLIA and are accredited by CAP. Our customers consist mostly of biotechnology and pharmaceutical companies as well as major Contract Research Organizations and specialty contractors.

Additional Reimbursement Coverage During 2019

Reimbursement progress is key for any molecular diagnostic company. We have been successful to date in expanding the reimbursement of our products in 2019. Specifically, the most significant progress we have made regarding payers to date in 2019 is as follows:

●	In January 2019, we announced that we had entered into an Agreement with the University of Maryland Medical System (“UMMS”) to provide physicians’ access to ThyGeNEXT®, ThyraMIR®, and PancraGEN® across the UMMS network, which includes 4,000 affiliated physicians who provide primary and specialty care in more than 150 locations and at 14 hospitals.
●	In April 2019, we announced that Medica, one of the largest health plans in the Midwest, extended coverage of both ThyGeNEXT® and ThyraMIR® to its 1.3 million covered lives. Physicians across Medica’s entire network will now be able to utilize Interpace’s thyroid products.
●	In April 2019, we announced that we had received approval to launch ThyraMIR® diagnostic testing on formalin-fixed, paraffin-embedded (“FFPE”) tissue samples from thyroid nodules from the State of New York.

INTERPACE BIOSCIENCES, INC. (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

●	In June 2019, we announced that our ThyGeNEXT® and ThyraMIR® tests are now covered by Independence Blue Cross (“Independence”), providing plan benefits coverage for its members who meet established medical criteria for the tests. Independence covers nearly 2.5 million members in Philadelphia and Southeastern Pennsylvania.
●	In July 2019, we announced that we reached an agreement with SelectHealth (a plan associated with Intermountain Healthcare) (“SelectHealth”) to provide our proprietary thyroid cancer assays, ThyGeNEXT® and ThyraMIR®, to SelectHealth’s more than 850,000 members in Utah and Idaho.
●	In July 2019, we announced we had entered into a contract with Blue Shield of California, a not-for-profit independent member of the Blue Cross Blue Shield Association making ThyGeNEXT® and ThyraMIR® tests in-network services for their 4 million lives.
●	In July 2019, we announced that we contracted with Blue Cross Blue Shield of Michigan, a not-for-profit independent member of the Blue Cross Blue Shield Association, for coverage of our thyroid tests. The contract makes the ThyGeNEXT® and ThyraMIR® tests both covered services as well as in-network services for their total of 6 million members.
●	In September 2019, we announced that we contracted with 3 independent Blue Cross Blue Shield (BCBS) plans totaling nearly 5 million covered lives across Alabama, Arkansas, and Arizona. These members of the BCBS Association are the largest payers in their respective states and each affiliate’s customers now have access to both the ThyGeNEXT® and ThyraMIR® tests for assessing indeterminate thyroid biopsies on an in-network basis.

DESCRIPTION OF REPORTING SEGMENTS

Since December 22, 2015, the Company has reported its operations as one segment, molecular diagnostics and bioinformatics. On July 15, 2019 the Company acquired the BioPharma business of Cancer Genetics, Inc. and still operates under one segment which is the business of developing and selling diagnostic tests and biopharma services. The Company’s reporting segment structure is currently reflective of the way both the Company’s management and chief operating decision maker view the business, make operating decisions and assess performance. Further, this structure allows investors to understand Company performance, assess prospects for the future, evaluate cash flows, and make informed decisions about the Company.

Revenue

The Company’s primary source of revenue is generated from the performance of its proprietary molecular diagnostic tests for its clinical customers and its DNA-based testing services in support of clinical trials for its BioPharma customers. The Company’s performance obligation is fulfilled upon completion, review and release of test results and subsequent billing to the third-party payer, hospital or contracting customer.

Clinical (Interpace Diagnostics) Performance Obligations and Revenue Recognition

Under ASC 606, the Company recognizes revenue for billings less contractual allowances and estimated uncollectable amounts for all third party payer groups on the accrual basis based upon a thorough analysis of historical receipts. The net amount derived and used for revenue recognition is referred to as the NRV for the particular test and payer group from which reimbursement is received. This derived NRV is evaluated quarterly or as needed and then applied to future periods until recalculated.

BioPharma (Interpace Pharma Solutions) Performance Obligations and Revenue Recognitions

With the acquisition of our BioPharma business, which consists of customized solutions for patient stratification and treatment selection through an extensive suite of DNA-based testing services. The services are billed to pharmaceutical and biotechnology companies.

Performance obligations are satisfied at a point in time as the Company processes samples delivered by the customer. Project level activities, including study setup and project management, are satisfied over the life of the contract. Revenues are recognized at a point in time when the test results or other deliverables are reported to the customer. Project level fee revenue is recognized ratably over the life of the contract.

Deferred revenue from BioPharma contracts is recorded at fair value and represents payments received in advance of services rendered.

Cost of Revenue

Cost of Revenue for services consists primarily of the costs associated with operating our laboratories and other costs directly related to our tests. Personnel costs, which constitute the largest portion of cost of services, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for laboratory personnel. Other direct costs include, but are not limited to, laboratory supplies, certain consulting expenses, and facility expenses.

Other Matters

The acquisition of the net assets of the BioPharma business and the acquisition funding provided by Ampersand Capital Partners were important milestones for the Company during the quarter. Subsequent to September 30th, we closed on the $13 million second tranche acquisition financing, settled the Net Worth Adjustment obligations with Cancer Genetics, and provided additional working capital. Our primary diagnostic assays volume grew to 16% for the quarter and 22% year to date over the prior year. We did have an adjustment of approximately $1.8 million to reduce our estimate of amounts to be collected related principally to the transition to a new billing contractor and we have taken corrective action steps to resolve. It should be further noted that, in accordance with ASC 606 implemented in 2018 this adjustment did directly reduce revenues for the quarter and year to date.

INTERPACE BIOSCIENCES, INC. (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data. The trends illustrated in this table may not be indicative of future results.

Condensed Consolidated Results of Continuing Operations for the Quarter Ended September 30, 2019 Compared to the Quarter Ended September 30, 2018 (in thousands)

	Three Months Ended September 30,
	2019	2019	2018	2018

Revenue, net	$7,725	100.0%	$5,753	100.0%
Cost of revenue	4,835	62.6%	2,763	48.0%
Gross profit	2,890	37.4%	2,990	52.0%
Operating expenses:
Sales and marketing	2,757	35.7%	2,048	35.6%
Research and development	857	11.1%	510	8.9%
General and administrative	4,492	58.1%	2,084	36.2%
Acquisition related expense	838	10.8%	-	0.0%
Acquisition related amortization expense	995	12.9%	813	14.1%
Total operating expenses	9,939	128.7%	5,455	94.8%

Operating loss	(7,049)	-91.2%	(2,465)	-42.8%
Accretion expense	(111)	-1.4%	(248)	-4.3%
Other expense, net	(135)	-1.7%	(288)	-5.0%
Loss from continuing operations before tax	(7,295)	-94.4%	(3,001)	-52.2%
Provision for income taxes	9	0.1%	7	0.1%
Loss from continuing operations	(7,304)	-94.6%	(3,008)	-52.3%

Loss from discontinued operations, net of tax	(58)	-0.8%	(34)	-0.6%

Net loss	$(7,362)	-95.3%	$(3,042)	-52.9%

Revenue, net

Consolidated revenue, net for the three months ended September 30, 2019 increased by $2.0 million, or 34%, to $7.7 million, compared to $5.8 million for the three months ended September 30, 2018. This increase was principally attributable to our acquisition of the BioPharma business in the third quarter.

Cost of revenue

Consolidated cost of revenue for the three months ended September 30, 2019 was $4.8 million, as compared to $2.8 million for the three months ended September 30, 2018. As a percentage of revenue, cost of revenue increased to 63% for the three months ended September 30, 2019 as compared to 48% in the comparable same period in 2018. This increase as a percentage of revenue can be attributed to the lower margins associated with the BioPharma business.

Gross profit

Consolidated gross profit was approximately $2.9 million for the three months ended September 30, 2019 and $3.0 million for the three months ended September 30, 2018. The gross profit percentage decreased from 52% in the third quarter of 2018 to 37% for the third quarter of 2019. This decrease can be attributed to the lower margins associated with BioPharma business mentioned above and the reduction in the estimate of amounts to be collected resulting from our transition to a new billing and collections contractor.

Sales and marketing expense

Sales and marketing expense was $2.8 million for the three months ended September 30, 2019, or 36% as a percentage of net revenue. For the three months ended September 30, 2018, sales and marketing expense was $2.0 million, or 36% as a percentage of net revenue. The increase in sales and marketing expense primarily reflects an increase in employee and consulting costs of $0.3 million, as we have expanded the size of our salesforce and increased our contracting and marketing activities which are supporting our growth, and the addition of sales, and marketing costs associated with the BioPharma business.

INTERPACE BIOSCIENCES, INC. (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

Research and development

Research and development expense was $0.9 million for the three months ended September 30, 2019 and $0.5 million for the three months ended September 30, 2018. The increase was primarily attributable to costs associated with the acquired BioPharma business. As a percentage of revenue, research and development expense increased to 11%, up from 9% in the comparable prior year quarter.

General and administrative

General and administrative expense for the three months ended September 30, 2019 was $4.5 million as compared to $2.1 million for the three months ended September 30, 2018. The increase was primarily attributable to costs associated with the acquired BioPharma business.

Acquisition related expense

During the three months ended September 30, 2019 we incurred approximately $0.8 million in expenses related to our acquisition of the BioPharma Business on July 15, 2019.

Acquisition related amortization expense

During the three months ended September 30, 2019 and September 30, 2018, we recorded amortization expense of $1.0 million and $0.8 million, respectively in both periods which is related to intangible assets associated with prior acquisitions. The increase is related to our acquisition of the BioPharma Business mentioned above and the associated intangible assets.

Operating loss

Operating loss from continuing operations was $(7.0) million for the three months ended September 30, 2019 as compared to $(2.5) million for the three months ended September 30, 2018. The increase can be attributed to the increase in general and administrative and sales and marketing expense discussed above as well as the $0.8 million in acquisition related expenses incurred in the quarter.

Provision for income taxes

Income tax expense was approximately $9,000 for the three months ended September 30, 2019 and $7,000 for the three months ended September 30, 2018. Income tax expense for both periods was primarily driven by minimum state and local taxes.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of $(0.06) million for the three months ended September 30, 2019 and a loss from discontinued operations of $(0.03) million for the three months ended September 30, 2018.

INTERPACE BIOSICENCES, INC (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

Condensed Consolidated Results of Continuing Operations for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018 (in thousands)

	Nine Months Ended September 30,
	2019	2019	2018	2018

Revenue, net	$20,005	100.0%	$16,062	100.0%
Cost of revenue	10,489	52.4%	7,590	47.3%
Gross profit	9,516	47.6%	8,472	52.7%
Operating expenses:
Sales and marketing	8,127	40.6%	6,135	38.2%
Research and development	2,032	10.2%	1,528	9.5%
General and administrative	9,790	48.9%	5,981	37.2%
Acquisition related expense	2,534	12.7%	-	0.0%
Acquisition related amortization expense	2,621	13.1%	2,439	15.2%
Total operating expenses	25,104	125.5%	16,083	100.1%

Operating loss	(15,588)	-77.9%	(7,611)	-47.4%
Accretion expense	(331)	-1.7%	(248)	-1.5%
Other expense, net	(12)	-0.1%	(143)	-0.9%
Loss from continuing operations before tax	(15,931)	-79.6%	(8,002)	-49.8%
Provision for income taxes	19	0.1%	21	0.1%
Loss from continuing operations	(15,950)	-79.7%	(8,023)	-50.0%

Loss from discontinued operations, net of tax	(51)	-0.3%	(129)	-0.8%

Net loss	$(16,001)	-80.0%	$(8,152)	-50.8%

Revenue, net

Consolidated revenue, net for the nine months ended September 30, 2019 increased by $3.9 million, or 25%, to $20.0 million, compared to $16.1 million for the nine months ended September 30, 2018. This increase was principally attributable to increased test volume in our diagnostic business and revenue from our newly acquired BioPharma business.

Cost of revenue

Consolidated cost of revenue for the nine months ended September 30, 2019 increased $2.9 million or 38%. This increase was in line with the increase in revenue discussed above related to increased test volume and the BioPharma business.

Gross profit

Consolidated gross profit for the nine months ended September 30, 2019 increased $1.0 million, or 12%, to $9.5 million, as compared to $8.5 million for the nine months ended September 30, 2018. The gross profit percentage was approximately 48% for the nine months ended September 30, 2019 as compared to 53% in the comparable prior year period. The decrease in gross profit percentage can be attributed to the lower margins associated with the BioPharma business and the reduction in the estimate of amounts to be collected resulting from our transition to a new billing and collections contractor.

Sales and marketing expense

Sales and marketing expense was $8.1 million for the nine months ended September 30, 2019, or 41% as a percentage of net revenue. For the nine months ended September 30, 2018, sales and marketing expense was $6.1 million, or 38% as a percentage of net revenue. The increase in sales and marketing expense primarily reflects an increase in employee and consulting costs of $1.3 million, as we expanded the size of our salesforce and have increased our contracting and marketing activities which are supporting our growth.

INTERPACE BIOSCIENCES, INC. (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

Research and development

Research and development expense totaled approximately $2.0 million for the nine months ended September 30, 2019 and $1.5 million for the nine months ended September 30, 2018.

General and administrative

General and administrative expense for the nine months ended September 30, 2019 was $9.8 million as compared to $6.0 million for the nine months ended September 30, 2018. This increase was primarily related to certain non-cash charges including bad debt expense from the ASC 606 conversion and the reversal of a contingent claim in the prior year as well as general and administrative costs associated with the BioPharma business discussed previously.

Acquisition related expense

During the nine months ended September 30, 2019 we incurred approximately $2.5 million in expenses related to our acquisition of the BioPharma business on July 15, 2019.

Acquisition related amortization expense

During the nine months ended September 30, 2019 and September 30, 2018, we recorded amortization expense of approximately $2.6 million and $2.4 million, respectively, which is related to intangible assets associated with prior acquisitions.

Operating loss

Operating loss from continuing operations was $(15.6) million for the nine months ended September 30, 2019 as compared to $(7.6) million for the nine months ended September 30, 2018. The increase can be attributed to the increase in general and administrative expense and sales and marketing expense discussed above as well as the $2.5 million in acquisition related expenses incurred during the nine months ended September 30, 2019.

Provision for income taxes

Income tax expense was approximately $19,000 for the nine months ended September 30, 2019 and $21,000 for the nine months ended September 30, 2018. Income tax expense for both periods was primarily driven by minimum state and local taxes.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of $(0.1) million for the nine months ended September 30, 2019 and a loss from discontinued operations of $(0.1) million for the nine months ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2019, we had an operating loss of $(15.6) million. As of September 30, 2019, we had cash and cash equivalents of $2.4 million, net accounts receivable of $14.7 million, total current assets of $20.6 million and current liabilities of $17.3 million.

During the nine months ended September 30, 2019, net cash used in operating activities was $12.6 million, all but $0.03 million of which was used in continuing operations. The main component of cash used in operating activities during the nine months ended September 30, 2019 was the net loss of $(16.0) million. During the nine months ended September 30, 2018, net cash used in operating activities was $6.8 million, of which $6.4 million was used in continuing operations and $0.4 million was used in discontinued operations. The main component of cash used in operating activities during the nine months ended September 30, 2018 was the net loss of $8.2 million.

INTERPACE BIOSCIENCES, INC. (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

For the nine months ended September 30, 2019, there was cash used in investing activities of $13.9 million, $13.8 million of which was used in our acquisition of the BioPharma business.

For the nine months ended September 30, 2019, there was cash provided from financing activities of $22.8 million, $6.0 million which resulted from the issuance of Common Stock in our underwritten public offering completed in January 2019, $13.1 million which resulted from the issuance of Preferred Stock in July 2019, and $3.7 million from the drawing down of funds under our revolving line of credit.

Additionally, on September 20, 2019, the Company entered into the Equity Distribution Agreement (the “Agreement”) with Oppenheimer & Co. Inc., as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock in an aggregate offering price of up to $4.8 million through the Agent. Under the terms of the Agreement, the Agent may sell the Shares at market prices by any method that is deemed to be an “at the market offering”, i.e., ATM, as defined in Rule 415 under the Securities Act, as amended.

Further, under the terms of the Financing Agreement with Ampersand, and as a result of the stockholder approval required by the Nasdaq Listing Rules and the satisfaction of customary conditions, the second tranche of funding of approximately $13.0 million of Preferred Stock was received in October 2019.

As of September 30, 2019, the Company had drawn $3.75 million of the $4.0 million of available funds under its Revolving Line with SVB. The funds drawn were used principally in conjunction with the acquisition of the BioPharma business of CGI and have been paid off as of the report date.

We do not expect to generate positive cash flows from operations for the year ending December 31, 2019. We intend to meet our ongoing capital needs by using proceeds under the Securities Purchase Agreement, additional borrowings under the line of credit resulting from the additional accounts receivable acquired in the BioPharma acquisition, selling shares under the Agreement, revenue growth and margin improvement, collecting accounts receivable, containing costs as well as exploring other financing options. Management believes that the Company has sufficient cash on hand and available to sustain operations through at least November 30, 2020. However, there is no guarantee that additional capital can be raised to fund our future operations.

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

INTERPACE BIOSCIENCES, INC. (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

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

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2019.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

“Item 3- Legal Proceedings” and Note 10, Commitments and Contingencies, to the Consolidated Financial Statements of our Form 10-K, include a discussion of our legal proceedings, as does Note 8, Commitments and Contingencies, to the condensed consolidated financial statements furnished herewith. During the fiscal quarter ended September 30, 2019, there have been no material changes from the proceedings disclosed in our Form 10-K.

Item 1A. Risk Factors.

Not applicable as we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

INTERPACE BIOSCIENCES, INC. (formerly known as INTERPACE DIAGNOSTICS GROUP, INC.)

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.		Description

3.1**		Conformed version of Certificate of Incorporation of Interpace Biosciences, Inc., as amended by the Certificate of Amendment filed on November 14, 2019.

3.2		Amended and Restated Bylaws of Interpace Biosciences, Inc., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, dated November 12, 2019, filed with the Commission on November 14, 2019.

4.1**		Interpace Biosciences, Inc. 2019 Equity Incentive Plan..

4.2**		Interpace Biosciences, Inc. Employee Stock Purchase Plan.

4.3**		Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Interpace Biosciences, Inc. 2019 Equity Incentive Plan.

4.4**		Form of Stock Option Grant Notice and Stock Option Agreement under the Interpace Biosciences, Inc. 2019 Equity Incentive Plan.

10.2		Equity Distribution Agreement, dated September 20, 2019, by and between Interpace Diagnostics Group, Inc. (now known as Interpace Biosciences, Inc.)and Oppenheimer & Co. Inc., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, dated September 20, 2019 filed with the Commission on September 20, 2019.

31.1**		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2**		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1+		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2+		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

* This exhibit is being filed pursuant to Item 601(b)(3)(i) of Regulation S-K which requires a conformed version of our charter reflecting all amendments in one document. The exhibit reflects our Certificate of Incorporation, as amended, as filed with the Delaware Secretary of State on November 14, 2018, revised for the Certificate of Amendment filed on November 13, 2019.

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

Date: November 14, 2019	Interpace Biosciences, Inc.
(Registrant)

/s/ Jack E. Stover
Jack E. Stover
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019	/s/ James Early
James Early
Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2019	/s/ Thomas Freeburg
Thomas Freeburg
Chief Accounting Officer
(Principal Accounting Officer)

