Form 10-K
period 2019-12-31
INTERPACE BIOSCIENCES, INC.
filed 2020-04-22
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(855) 776-6419
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	IDXG	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $27,821,137 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 17, 2020, 4,043,673 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2020 annual meeting of stockholders, or the Proxy Statement, to be filed within 165 days of the end of the fiscal year ended December 31, 2019 (as permitted by recent Securities and Exchange Commission guidance, including Release No. 34-88465 and Compliance and Disclosure Interpretation 104.18), are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Interpace Biosciences, Inc.

Annual Report on Form 10-K

FORWARD LOOKING STATEMENT INFORMATION

This Form 10-K, and the documents incorporated by reference in this document, our press releases and oral statements made from time to time by us or on our behalf, may contain “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (or the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (or the “Exchange Act”). In this context, forward-looking statements are not historical facts and include statements about our plans, objectives, beliefs and expectations. Forward-looking statements include statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “seeks,” “plans,” “estimates,” “intends,” “projects,” “targets,” “should,” “could,” “may,” “will,” “can,” “can have,” “likely,” the negatives thereof or similar words and expressions. These forward-looking statements are contained throughout this Form 10-K, including, but not limited to, statements found in Part I – Item 1 – “Business” and Part II – Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	adverse impact of Coronavirus (COVID-19) pandemic due to the slowdown in demand for our clinical services and pharma services, a reduction in samples received and testing volume and potential delayed third party collections and other factors;

●	we have a history of operating losses, and our clinical services and pharma services have generated limited revenue;

●	we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability;

●	our limited operating history and the limited revenue generated from our business thus far and fluctuating quarterly and annual revenue and operating results, including as a result of how we recognize revenue;

●	we depend on sales and reimbursements from our clinical services for more than 50% of our revenue, and we will need to generate sufficient revenue from these and other products and/or solutions that we develop or require to grow our business;

●	we rely on third parties to process and transmit claims to payers for our clinical services, and any delay, data loss, or other disruption in processing or transmitting could have an adverse effect on our revenue and financial condition;

●	our ability to utilize our commercial and operating experience to sell our clinical and pharma services;

●	our ability to compete successfully in the markets our clinical services and pharma services operate in;

●	our ability to obtain, retain and increase sufficient levels of third party reimbursement for our molecular diagnostic tests in a changing and challenging reimbursement environment, including our current dependence on a concentrated number of third-party payers and the lack of timeliness of their payments, and the potential failure of such payments to ever occur;

●	our billing practices and those of our third-party billing providers to effectively bill and collect on claims for the sale of our tests;

●	our revenue recognition is based in part on our estimates for future collections and such estimates may prove to be incorrect;

Interpace Biosciences, Inc.

Annual Report on Form 10-K

●	a deterioration in the collectability of our accounts receivable could have a material adverse effect on our business, financial condition and results of operations;

●	our inability to finance our business on acceptable terms in the future may limit our ability to grow our business, develop and commercialize products and services, develop and commercialize new molecular diagnostic solutions and technologies and expand our pharma services;

●	our ability to comply with financial covenants under our current line of credit facility and comply with our debt obligations and our ability to expand our working capital borrowing base to provide sufficient working capital financing during growth periods;

●	we have issued convertible preferred stock and may issue additional convertible preferred stock in the future, and the terms of our preferred stock may dilute our common stock;

●	two private equity firms and their affiliates control, on an as-converted basis, 66% of our fully diluted outstanding shares of common stock through their holdings of Series B Convertible Preferred Stock, par value $0.01 per share (“Series B Preferred Stock”), and this concentration of ownership along with having authority for designation rights for a majority of our directors will have a substantial influence on our decisions;

●	billing for our clinical services tests is complex, and we must dedicate substantial time and resources to the billing process to be paid for our clinical services;

●	we depend on a few payers for a significant portion of our revenue for our clinical services, and if one or more significant payers stops providing reimbursement or decreases the amount of reimbursement for our tests, our revenue could decline;

●	if payers do not provide reimbursement, rescind or modify their reimbursement policies or delay payments for clinical services, our commercial success could be compromised;

●	developing new tests and related services and solutions includes a lengthy and complex process with uncertain results;

●	the effect of potential adverse findings resulting from regulatory audits of our billing and payment practices and the impact such results could have on our clinical services;

●	the demand for our molecular diagnostic tests from physicians and patients;

●	our products and services continuing to perform as expected;

●	claims against us for inaccurate results from our molecular diagnostic tests;

●	our obligations to make royalty and milestone payments to our licensors;

●	our ability to obtain data and samples to perform sufficient clinical studies to successfully publish data demonstrating the clinical relevance and value of our molecular diagnostic tests, including to support sufficient levels of third party reimbursement;

●	our dependence on third parties for the supply of some of the materials used in our molecular diagnostic tests and pharma services;

●	our ability to scale our operations or delays or reagent and supply shortages for our tests and services;

●	our ability to develop or acquire tests, services or solutions;

Interpace Biosciences, Inc.

Annual Report on Form 10-K

●	the ability of our clinical services to enter into additional clinical study collaborations with highly regarded institutions;

●	the effect current and future laws, licensing requirements and regulation have on our business including the changing U.S. Food and Drug Administration environment as it relates to molecular diagnostics and pharma services and laboratory developed tests (LDT’s);

●	changes in governmental regulations mandating price controls and limitations on patient access to our products and services;

●	if we fail to comply with Federal, State and foreign laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business;

●	legislation reforming the U.S. healthcare system;

●	a failure to comply with Federal and State laws and regulations pertaining to our payment practices;

●	our ability to comply with fraud and abuse laws or payer regulations could result in our being excluded from participation in Medicare, Medicaid or other governmental payer programs;

●	compliance with numerous statutes and regulations pertaining to our business;

●	the effect of The Eliminating Kickbacks in Recovery Act of 2018 as it potentially impacts our ability to incentivize our sales personnel appropriately;

●	our ability to realize all of the anticipated benefits of the acquisition of the Biopharma Business of Cancer Genetics, Inc. or those benefits, if any, taking longer to realize than expected;

●	if pharmaceutical and biotech companies, universities and contract research organizations performing clinical trials decide not to use our tests and services, we may be unable to generate sufficient revenue to sustain our pharma services;

●	if we fail to perform our pharma services in accordance with contractual and regulatory requirements, and ethical considerations, we could be subject to significant costs or liability;

●	our ability to compete in the markets our clinical services operate in;

●	our ability to attract and retain key employees and management personnel;

●	our reliance on our sales and marketing forces for future business growth and our ability to continue to expand our sales and marketing forces;

●	our limited experience in marketing and selling our products;

●	the ability of our molecular diagnostic tests to compete successfully with physicians and members of the medical community who use traditional methods to diagnose gastrointestinal and endocrine cancers, competitors offering broader product lines outside of the molecular diagnostic testing market and having greater brand recognition than we do, and companies with greater financial resources;

●	our ability to license rights to use technologies in order to commercialize new products and services;

●	our involvement in future litigation against us or our ability to collect on judgements found in our favor;

●	the effect of acts of nature, seasonal results and adverse weather conditions, hurricanes and floods, on our business and our suppliers;

Interpace Biosciences, Inc.

Annual Report on Form 10-K

●	our use of hazardous materials;

●	the susceptibility of our information systems to security breaches, loss of data and other disruptions;

●	catastrophic loss of our laboratories;

●	our ability to obtain and maintain sufficient qualified laboratory space to meet our processing needs for all of our business as well as our ability to pass regulatory inspections and continue to be Clinical Laboratory Improvement Amendments (“CLIA”) and the College of American Pathologists (“CAP”) certified or accredited;

●	compliance with the U.S. Foreign Corrupt Practices Act and anti-bribery laws;

●	our ability to respond to rapid scientific changes in the areas in which we operate;

●	our compliance with our license agreements and our ability to protect and defend our intellectual property rights;

●	patent infringement claims against us;

●	changes in U.S. and global patent law;

●	tax reform legislation;

●	stock dilution;

●	changes in financial accounting standards or practices;

●	exposure to international law, regulations and risk as a result of international expansion;

●	we may acquire businesses or assets or make investments in other companies or testing, service or solution technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debts or cause us to incur significant expense;

●	the impact of contingent liabilities on our financial condition;

●	the results of any future impairment testing for intangible assets as required under U.S. generally accepted accounting principles (“GAAP”);

●	our ability to maintain our listing with Nasdaq;

●	our ability to maintain and implement effective internal controls over financial reporting especially as we are consolidating operations;

●	if our information technology or communications systems fail or we experience a significant interruption in their operation, our reputation, business and results of operations could be materially and adversely affected;

●	the impact of future issuances of debt, common and preferred shares on stockholders’ interest and stock price;

●	our ability to report financial results on a timely and accurate basis; and

●	our ability to manage our growth or unexpected declines.

Interpace Biosciences, Inc.

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

In this Form 10-K, references to “we,” “our,” “us,” “Interpace” and the “Company” refer to Interpace Biosciences, Inc., including consolidated subsidiaries as of December 31, 2019.

PART I

ITEM 1.	BUSINESS

Company Overview

We are an emerging leader in enabling precision medicine principally in oncology by offering specialized services along the therapeutic value chain from early diagnosis and prognostic planning to targeted therapeutic applications through our clinical and pharma services. Through our clinical services, we enable physicians to personalize the clinical management of each individual patient by providing genomic information to better diagnose, monitor and inform cancer treatment. Our clinical services provide clinically useful molecular diagnostic tests, bioinformatics and pathology services for evaluating risk of cancer by leveraging the latest technology in personalized medicine for improved patient diagnosis and management. Through our pharma services, we develop, commercialize and provide molecular- and biomarker-based tests and services and provide companies with customized solutions for patient stratification and treatment selection through an extensive suite of molecular and biomarker-based testing services, DNA- and RNA- extraction and customized assay development and trial design consultation. Our pharma services provide pharmacogenomics testing, genotyping, biorepository and other specialized services to the pharmaceutical and biotech industries and advance personalized medicine by partnering with pharmaceutical, academic and technology leaders to effectively integrate pharmacogenomics into drug development and clinical trial programs with the goals of delivering safer, more effective drugs to market more quickly, and improving patient care.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Customer Category	Types of Customers	Nature of Services
Clinical services	● Hospitals ● Physicians ● Cancer Centers ● Clinics	Clinical services provide information on diagnosis, prognosis and predicting treatment outcomes of cancers to guide patient management.

Pharma services	● Pharmaceutical companies ● Biotech companies ● Contract Research Organizations ● Academic Researchers ● Diagnostic companies	Pharma services provide expert-based collaborative solutions, customized assays and high quality services in support of their pharmaceutical and biotechnology clients’ therapeutic development programs. By deploying deep scientific and medical expertise, pharma services support all phases of drug development and accelerate their clients’ clinical programs.

Our clinical services’ customers consist primarily of physicians, hospitals and clinics. Our largest customer for ThyGeNEXT® and ThyraMIR® products in 2019 was Laboratory Corporation of America® or LabCorp. Our revenue channels include reimbursement by Medicare, Medicare Advantage, Medicaid, and direct client billings (for example, hospitals and clinics), and commercial payers such as Blue Cross Blue Shield, Aetna, Cigna, United Healthcare and others.

We partner with pharmaceutical and biotech companies and clinicians as oncology diagnostic specialists by supporting development and patient care from bench to bedside. Pharmaceutical and biotech companies work with us to provide molecular profiles on clinical trial participants. Similarly, we believe the oncology industry is undergoing a rapid evolution in its approach to diagnostic, prognostic and treatment outcome testing, embracing precision testing and individualized medicine as a means to drive higher standards of patient treatment and disease management. These profiles may help identify biomarker and genomic variations that may be targetable for developing novel personalized therapeutics or that may be responsible for differing responses to existing oncology therapies, thereby increasing the efficiency of trials while lowering costs. We believe tailored and combination therapies can revolutionize oncology care through molecular- and biomarker-based testing services, enabling physicians and researchers to target the factors that make each patient and disease unique. Our pharma services’ customers consist primarily of pharmaceutical and biotech companies.

Potential Impact of Coronavirus (COVID-19) pandemic

We have taken what we believe are all necessary precautions to safeguard our employees from the Coronavirus (COVID-19) pandemic. We are following CDC guidance and local restrictions. All employees who do not work in a lab are currently on a telecommunication work arrangement. Our employees in the lab are wearing what we believe is appropriate protective gear. If an employee tests positive, then we will take necessary and available precautions in the lab to reduce the potential spread of COVID-19, including decontamination and temporary lab closures. There can be no assurance that key employees will not become ill or that we will able to continue to operate our labs. We have furloughed a significant number of employees as a result of reductions in customer demand and we have closed our administrative offices. Our management, finance staff and sales personnel have generally been able to successfully work remotely. Our labs require in-person staffing and as of the date of this report, we have been able to successfully operate our labs though a combination of social distancing and protective equipment.

The extent to which the COVID-19 pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In particular, the continued spread of the coronavirus globally is adversely affecting global economies and financial markets resulting in an economic downturn which could materially and adversely impact our operations including, without limitation, the functioning of our laboratories, the availability of supplies including reagents, the progress and data collection of our pharma services, customer demand and travel and employee health and availability.

We believe that the COVID-19 pandemic will adversely impact our results of operations, cash flows and financial condition for the first and second quarters of fiscal 2020 and possibly beyond. Our fiscal 2020 first quarter revenue has been impacted by lower than expected clinical service volume throughout March 2020. We believe this has resulted from the temporary reduction in non-essential testing procedures in connection with the COVID-19 pandemic. While we experienced a substantial increase in clinical services revenue compared to the first quarter of 2019, our March 2020 test volume decreased substantially compared to our February 2020 volume. Our pharma services preliminary first quarter revenue increased throughout the first quarter and average daily accessions improved in March 2020 as compared to January and February 2020.

We continue to monitor the rapidly evolving situation and guidance from authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these dynamic circumstances, there may be developments outside our control requiring us to adjust our operating plan.

Currently volume of testing in our clinical services labs has slowed, as noted above, and we believe we have taken the necessary actions to support the lower volume. Our pharma services customers have indicated that there could be a slowdown in clinical trials but thus far volume has not suffered. All of our labs are currently operating and we believe we are appropriately staffed for the volume of work. At this time, we do not anticipate any lab closures beyond temporary work stoppages from time to time to clean and disinfect the labs. To date, we have not lost any of our customer base and we are not aware of any customers with potential bankruptcy or payment issues. Lab supplies including reagents have been secured to mitigate any potential supply chain issues for the foreseeable future and we are not observing any shortages due to supply chain issues. Our third party clinical services billing and collections company has taken steps to continue operations remotely. There have been indications that payer processing may slow down but so far there has been little or no material impact to our collections.

As of April 21, 2020 we have approximately $18.4 million of cash on hand which includes $3.4 million drawn on our credit facility, $2.1 million in advances received under the Centers for Medicare & Medicaid Services (CMS) accelerated and advance payment program, and $0.65 million in the form of a grant received from the Department of Health and Human Services, which is subject to certain conditions regarding its use, including developing coronavirus and serology tests. Also as of April 21, 2020, the Company has maximized its borrowing under its line of credit facility and therefore has no further availability on its credit facility; however, we are in the process of seeking to expand availability under the credit facility from $4.0 to $8.0 million on terms similar to existing terms, but there can be no assurance that such credit line extension will be granted or that it will be granted on commercially reasonable and acceptable terms. As of the date of this report, the Company believes it will be able to access additional financing though commercial bank loans and the sale of its securities, although there can be no assurance that financing market conditions will not change or that such financing can be obtained. It is anticipated that if business conditions remain at these lower levels for clinical services customers and our pharma services customers similarly reduce their demand until the end of July and thereafter demand recovers to pre COVID-19 pandemic levels, then we believe we will have ample resources to continue to service our customers. However, should business conditions deteriorate further or last longer than anticipated, then our business may be materially and adversely affected.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

The Company’s leadership team is monitoring the situation on a daily basis and has developed contingency plans to potentially mitigate the anticipated adverse financial impact of the COVID-19 pandemic. These contingency plans include significant cost saving actions to offset any volume shortfall and additional action plans to react to further potential declines.

As of April 2020, we are in the process of launching a new product line of antibody testing for the COVID-19 virus. We are currently validating a serological, or antibody, test that measures the amount of antibodies present in the blood. In response to an infection, such as COVID-19, the body develops an overall immune response to fight the infection. One component of the immune system's response is the development of antibodies that attach to the virus and help eliminate it. Antibody tests detect the body's immune response to the infection caused by the virus rather than detecting the virus itself. The FDA has issued guidance allowing companies to market serological tests that have been validated following notification to FDA. Validated antibody tests offered under the policy should, among other things, include in test reports language explaining that negative results do not rule out COVID-19 infection and that follow-up testing with a molecular diagnostic should be considered to rule out infection. There is no guarantee that we will be successful in completing development or realize any revenue or benefit from these efforts.

Market Overview

Global Molecular Diagnostic Market

The global molecular diagnostics market is estimated to be approximately $8.7 billion in 2019 and is a segment within the estimated $69.2 billion in vitro diagnostics market in 2019 according to statistics from Kalorama Information, publisher of the Worldwide Market for In Vitro Diagnostic Tests.

The esoteric testing market size overall was valued at over $20 billion in 2018 and is expected to witness around 10.1% compounded annual growth rate (“CAGR”) from 2019 to 2025, according to a report published by Global Market Insights in May 2019. We believe that the specialty molecular diagnostics market offers significant growth and strong patient value given the substantial opportunity it affords to lower healthcare costs by helping to reduce unnecessary surgeries and ensuring the appropriate frequency of monitoring. We are keenly focused on growing our test volumes, securing additional insurance coverage and reimbursement, maintaining and growing our current reimbursement and supporting revenue growth for our molecular diagnostic tests, introducing related first line product and service extensions, as well as expanding our business by developing and promoting synergistic products in our markets. We also believe that BarreGEN® is a potentially significant pipeline product, and we are providing necessary resources to accelerate our development process. Further, we believe BarreGEN® is synergistic with our capabilities in the gastrointestinal market, which is one of the sectors in which we operate.

We believe the total global clinical trial market to be approximately $47 billion with pharma services representing a large portion of this amount and being one of the fastest growing sectors of the broader based diagnostic marketplace.

United States Clinical Oncology Market

Despite many advances in the treatment of cancer, it remains one of the greatest areas of unmet medical need. In 2018, the World Health Organization attributed 9.6 million deaths globally to cancer, which is about one in six deaths. Within the United States, cancer is the second most common cause of death, exceeded only by heart disease, accounting for nearly one out of every four deaths. The Agency for Healthcare Research and Quality estimated that the direct medical treatment costs of cancer in the United States for 2015 were $80.2 billion. In the United States in 2020, it is expected that in total there will be approximately 1.8 million new cancer cases diagnosed, which is the equivalent of approximately 4,950 new cases each day, according to the North American Association of Central Cancer Registries’ (NAACCR) 2019 data. The incidence, deaths and economic loss caused by cancer are staggering. The following table published by The American Cancer Society shows estimated new cases and deaths in 2019 in the United States for selected major cancer types:

Cancer Type	Estimated New Cases	Estimated Deaths
Bladder	81,400	17,980
Breast (Female – Male)	276,480 – 2,620	42,170 – 520
Colon and Rectal (Combined)	147,950	53,200
Kidney (Renal Cell and Renal Pelvis)	73,750	14,830
Leukemia (All Type)	60,530	23,100
Liver and Intrahepatic Bile Duct	42,810	30,160
Lung (Including Bronchus)	228,820	135,720
Melanoma	100,350	6,850
Non-Hodgkin’s Lymphoma	77,240	19,940
Pancreatic	57,600	47,050
Prostate	191,930	33,330
Thyroid	52,890	2,180

References

1.	American Cancer Society: Cancer Facts and Figures 2020. Atlanta, GA: American Cancer Society, 2020. Also available online. Last accessed March 12, 2020.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

United States and International Clinical Trials Market Overview

The United States is currently a world leader in biopharmaceutical research and development and manufacturing. In fiscal year 2020, the National Cancer Institute received a budget of $6.44 billion, an increase of $297 million over fiscal year 2019, to issue grants to support research, with a targeted investment in enhanced and early detection of disease through the analysis of circulating biomarkers using minimally invasive methods, as well as a focused investment in cancer prevention and treatment including research on new vaccines to prevent cancer-causing infections and investigational immuno-oncology drugs and drug combinations. The Pharmaceutical Research and Manufacturers of America (PhRMA) reports that the average cost to develop a drug, including trial failures, can be as high as $2.6 billion and the approval process from development to market may be as long as 15 years. According to the National Cancer Institute, since the 1990s, the overall cancer death rate in the United States has declined 27%, and approximately 83% of life expectancy increases in cancer patients are due to new treatments and oncology medications.

Outside of the United States, particularly in our targeted geographies of the Europe and Asia Pacific (“APAC”) regions, growth in the pharmaceuticals and clinical trials market is continuing. Growth in the European pharma market is anticipated to be driven largely by the United Kingdom, Germany, Spain, France and Italy. The size of this market is expected to grow 25% between 2017 and 2022, and is expected to account for nearly 70% of the European pharma market by 2022. Germany is forecasted to have the highest increase in market value during this 5-year span. APAC’s location provides access to large patient pools within favorable regulatory environments, and a strong intellectual property regime and available infrastructure. APAC accounts for about 19% of the global clinical trial share, and is expected to reach 30% in the next five years. CAGR for APAC CROs is over 20%, making it the fastest growing CRO market in the world.

While oncology drugs have the potential to be among the most personalized therapeutics, very few have successfully made it to market. The application of pharmacogenomics to oncology clinical trials enables researchers to better predict differences in drug response, efficacy and toxicity among trial participants, as well as to optimize treatment regimens based on these differences. According to IMS Health, it is estimated that in 2020, one half of all pharmaceutical sales in the United States will be from specialty drugs, a category of drugs including oncology treatments tailored to patients’ genomic profiles. We believe a growing demand for faster development of personalized medicines and more effective clinical trials are growth drivers of this market, and our core expertise is pharmacogenomics, or the study of genetic analysis based on a patient’s response to a particular therapy or drug.

Our Strategy

Previously we were exclusively a molecular diagnostic company focused on delivering esoteric clinical tests to enable healthcare providers to better assess the risk of indeterminate biopsies progressing to cancer. The acquisition of the Biopharma business of Cancer Genetics, Inc. (“CGI”) in July 2019 expanded our focus to include molecular and other diagnostic platform testing specialty services to the pharmaceutical and biotech industries.

Our primary goal is to become a leader in providing high quality and dependable personalized medicine with exceptional growth, Our strategy is to grow our business both organically as well as by selective partnering, which could potentially include licensing, acquisitions or mergers, to generate positive returns for our shareholders and driving towards cash flow break-even. We expect to not only continue to further develop our existing gastrointestinal and endocrine assays but to also expand our presence in other markets where we have expertise and access. Our existing customer base and broad-based capabilities provide us a unique window not only into our current customers’ needs but also permit us to anticipate their future needs.

The key tactics to achieve our goals include:

●	Expanding our existing commercial products, especially PancraGEN®, ThyGeNEXT® and ThyraMIR®, focusing on personalized medicine and early intervention related to cancer risk;

Interpace Biosciences, Inc.

Annual Report on Form 10-K

●	Accelerating the clinical development and commercialization of BarreGEN®, our esophageal cancer risk classifier for Barrett’s Esophagus, working with our recently developed Key Opinion Leaders (“KOL’s”) and expanding clinical studies to seek key reimbursement support while seeking partners to collaborate with us;

●	Consolidating facilities and related costs including leveraging and updating our Laboratory Information Systems (LIM’s) to provide timely and accurate lab information results;

●	Broadening coverage and reimbursement for our clinical tests including:

○	Initiating and expanding studies to demonstrate that our tests are effective;

○	Meeting standards necessary to be consistent with leading clinical guidelines;

○	Executing by our internal managed care team;

○	Collaborating with KOL’s; and

○	Establishing payer relationship and in-network contracts serving our diagnostic customers.

●	Targeting synergistic product and service opportunities developed for our clinical customers for use by our pharmaceutical and biotech customers;

●	Developing and commercializing other related first-line clinical assays and expanding our service offerings such as PanDNA®, a DNA only version of PancraGEN®, and markers for aggressive thyroid cancer;

●	Expanding our commercial sales staff rationally, while supporting our products with high quality data and studies;

●	Expanding our bioinformatics data collected (currently from over 60,000 patients), utilizing registries to improve our assays and leveraging our data with potential collaborators;

●	Expanding internationally; and

●	Expanding our average contract revenue from pharmaceutical and biotech customers by growing our services and product offerings while providing dependable and timely service and unique solutions.

The reliability of the volume growth from our clinical customers combined with more variable but scalable revenue from our pharmaceutical and biotech customers, we believe, provides the opportunity to expand our services and grow our business. We also believe that the synergistic opportunities of our businesses are important especially in targeted product categories where we have a history of clinical data and sample biorepositories as we expand our roster of pharmaceutical client opportunities. We also believe that our LIM’s systems, with the current investments we are making, is already an important tool to support our future growth as we begin to convert data into usable and unique information and insights for our customers’ benefit. Our unique commercial infrastructure focused on clinical and pharmaceutical customers is one of our most important assets and we anticipate expanding it in the future with highly trained commercial personnel that have growth potential and can effectively communicate our value proposition to our sophisticated customers. The information and analytics that we have, we believe, will help further differentiate us from our competitors.

Our Service Offerings

Our business is based on demand for molecular- and biomarker-based characterization of cancers from three main sectors: (1) physicians, hospitals and clinics, (2) biotechnology and pharmaceutical companies, and (3) the research community.

Clinicians and oncologists in cancer centers and hospitals seek molecular-based testing since these methods often produce higher value and more accurate cancer diagnostic information than traditional analytical methods. Our proprietary and unique disease-focused or esoteric tests aim to provide actionable information that can guide patient management decisions, potentially resulting in decreased costs.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

We continue to pursue the strategy of trying to demonstrate increased value and efficacy with payers who wish to contain costs and academic collaborators seeking to develop new insights and cures.

Our pharma services are sought by biotechnology and pharmaceutical companies engaged in designing and running clinical trials, from pre-clinical to post market surveillance, for their value and efficacy in oncology and immuno-oncology treatments and therapeutics.

We aim to provide physicians and patients with diagnostic options for detecting genomic and other molecular alterations that are associated with gastrointestinal, endocrine, and lung cancers. Our clinical services’ customers consist primarily of physicians, hospitals and clinics.

Clinical services

Our clinical services develop and provide clinically useful molecular diagnostic tests and pathology and bioinformatics services. We develop and commercialize genomic tests and related first line assays principally focused on early detection of patients at high risk of cancer using the latest technology to help personalized medicine and improve patient diagnosis and management. Our tests and services provide mutational analysis of genomic material contained in suspicious cysts, nodules and lesions with the goal of better informing treatment decisions in patients at risk of thyroid, pancreatic, and other cancers. The molecular diagnostic tests we offer enable healthcare providers to better assess cancer risk, helping to avoid unnecessary surgical treatment in patients at low risk.

Our mission is to provide personalized medicine through genomics-based diagnostics and innovation to advance patient care based on rigorous science. Our laboratories are licensed pursuant to federal law under CLIA and are accredited by College of American Pathologists (CAP) and our products are approved by New York State. We are leveraging our licensed and accredited laboratories to develop and commercialize our assays and products. We aim to provide physicians and patients with diagnostic options for detecting genomic and other molecular alterations that are associated with gastrointestinal, endocrine, and other cancers. Our customers consist primarily of physicians, hospitals and clinics.

We currently have four commercialized molecular diagnostic tests in the marketplace: PancraGEN®, which is a pancreatic cyst and pancreaticobiliary solid lesion genomic test that helps physicians better assess risk of pancreaticobiliary cancers using our proprietary PathFinderTG® platform; ThyGeNEXT®, which is an expanded oncogenic mutation panel that helps identify malignant thyroid nodules; ThyraMIR®, which, in combination with ThyGeNEXT, assesses thyroid nodules for risk of malignancy utilizing a proprietary microRNA gene expression assay; and RespriDx®, which is a genomic test that helps physicians differentiate metastatic or recurrent lung cancer from the presence of newly formed primary lung cancer and which also utilizes our PathFinderTG® platform. We are gathering additional market data, performing clinical studies and working with our KOL’s to further develop and progress with BarreGEN®, an esophageal cancer risk classifier for Barrett’s Esophagus that also utilizes our PathFinderTG® platform.

Gastrointestinal Cancer Products

Our current gastrointestinal integrated pathology risk diagnostic assay, PancraGEN® is based on our PathFinderTG® platform, or PathFinderTG®. PathFinderTG® is designed to use advanced clinical algorithms to accurately stratify patients according to risk of pancreatic cancer by assessing panels of DNA abnormalities in patients who have pancreaticobiliary lesions (cysts or solid masses) with potential for cancer. PathFinderTG® is supported by our state of the art CLIA certified, and CAP accredited laboratory in Pittsburgh, Pennsylvania. Our Pittsburgh laboratory is our major clinical laboratory where we process the majority of our oncology related commercial tests; we also support our other gastrointestinal and endocrine commercial activities through this laboratory. Most of our development activities are initiated in our CLIA certified and CAP accredited laboratory in New Haven, CT.

Early detection of pancreatic cancer is crucial. As of March 2019, pancreatic cancer is the third leading cause of cancer deaths in the U.S. with an average 5 year survival rate of 9.3% according to The Centers for Disease Control and Prevention (the “CDC”s) SEER database. PancraGEN® is designed to determine risk of malignancy in pancreatic cysts and pancreaticobiliary solid lesions, which are more often than not benign lesions but have potential for cancer. We believe that PancraGEN® is the leader in the market for integrated molecular diagnostic tests for determining risk of pancreaticobiliary malignancy. We currently estimate that the immediate addressable market for PancraGEN® is approximately 130,000 indeterminate pancreaticobiliary lesions annually or approximately $350 million annually based on the current size of the patient population and reimbursement rates. To date, PancraGEN® has been used in about 40,000 clinical cases. The National Pancreatic Cyst Registry study published in Endoscopy in 2015 demonstrated that PancraGEN® more accurately determines the malignant potential of pancreatic cysts than international consensus 2012 imaging criteria, helping to ensure that surgery is reserved for the most appropriate patients. When molecular analysis is not performed, the vast majority of all pancreatic cysts surgeries are for those that do not harbor malignancy.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

We have also developed a cancer risk classifier assay, BarreGEN®, which is designed to evaluate patients with Barrett’s esophagus, an upper gastrointestinal condition that can progress into esophageal cancer. BarreGEN®, which is also run on our PathFinderTG® platform, is distributed today on a limited basis through our CEP or Clinical Experience Program allowing us to gather additional data, perform clinical studies and seek initial reimbursement. We preliminarily estimate that the total Barrett’s risk assessment market is approximately $0.7 to $1.3 billion annually based on the current size of the patient population and anticipated reimbursement rates. We are currently assessing the opportunity to partner BarreGEN®, while simultaneously working to gather sufficient data to gain insurance reimbursement for BarreGEN® in 2020.

Endocrine Cancer Products

We currently market and sell a dual platform endocrine cancer risk diagnostic assay. The incidence of thyroid nodules is on the rise. ThyGeNEXT® is a next generation DNA and RNA sequencing oncogene and mRNA fusion panel that is used to evaluate indeterminate thyroid biopsies. ThyGeNEXT® works synergistically with our second endocrine cancer diagnostic test ThyraMIR®, which is based on measuring the relative expression of ten distinct microRNAs. The combination of ThyGeNEXT® and ThyraMIR® is designed to provide a highly sensitive “rule-in” and “rule-out” test to accurately risk stratify indeterminate thyroid nodules.

Our testing is performed in our state of the art Clinical Laboratory Improvement Amendments (“CLIA”) certified; College of American Pathologists (“CAP”) accredited laboratories in Pittsburgh, Pennsylvania and New Haven, Connecticut. CLIA is a federal law regulating clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. Clinical laboratories must be certified under CLIA in order to perform testing on human specimens, unless they fall within an exception to CLIA certification, such as research laboratories that test human specimens but do not report patient-specific results for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of the health of individual patients. CLIA certification is also required to be eligible to bill Federal and State healthcare programs, as well as many private third-party payers, for diagnostic testing and services. In addition, proprietary tests must also be recognized as part of an accredited program under CLIA so that they can be offered in a CLIA-certified laboratory. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Our pharma services laboratories have current certificates under CLIA to perform high complexity testing and our pharma services laboratories are accredited by CAP, one of seven CLIA-approved accreditation organizations. For renewal of CLIA certification, clinical laboratories are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of clinical laboratories outside of the renewal process.

We estimate the total market for our endocrine cancer assays is approximately $300 million annually based on the current size of the patient population, estimated numbers of indeterminate biopsies and reimbursement rates. ThyGeNEXT® is used by some customers as a base line oncogene panel assessment and greater than 85% of such users will reflex to ThyraMIR® for a more specific evaluation.

Endocrinologists evaluate most thyroid nodules for possible cancer by collecting cells through Fine Needle Aspirants (FNA’s) that are then analyzed by cytopathologists to determine whether or not a thyroid nodule is cancerous. While we have been previously validated for both FNA and slide biopsies, in 2018 we obtained multiple slide customers that were previously working with Rosetta Genomics Ltd., a molecular diagnostics company, prior to their bankruptcy. It is estimated that approximately 20% or well over 100,000 biopsies analyzed annually yield indeterminate results, meaning they cannot be diagnosed as definitely being malignant or benign by cytopathology alone. In the past, guidelines recommended that some patients with indeterminate cytopathology results undergo surgery to remove all or part of their thyroid to obtain an accurate diagnosis by looking directly at the thyroid tissue. According to a study published by Wang, et al. in 2011, in approximately 77% of these cases, the thyroid nodule proves to be benign.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Lung Cancer Product—RespriDx® Test and Metastatic versus Primary Platform

RespriDx® compares the mutational fingerprint of two or more sites of cancer to determine whether the neoplastic deposits are representative of a recurrence (metastasis) of lung cancer or a new primary or independent tumor. The test, which currently provides only nominal revenues, defines the presence or absence of cancer in atypical cytology by comparing the mutational profile with that of known previous cancer. RespriDx® assists in determining the most appropriate course of treatment, whether chemotherapy, surgery, or other modalities.

Pharma services

We provide data driven solutions for pharmaceutical and biotech companies engaged in clinical trials and we focus on providing these clients with oncology specific and non-oncology genetic testing services for phase I-IV clinical trials along with critical support of ancillary services. These ancillary services include: biorepository, clinical trial logistics, clinical trial design, bioinformatics analysis, customized assay development. DNA and RNA extraction and purification, genotyping, gene expression, flow cytometry, cytogenetic and FISH and biomarker analyses. We also seek to apply our expertise in laboratory developed tests to assist in developing and commercializing drug-specific companion diagnostics. We have established business relationships with key instrument manufacturers to provide a multi-omic approach, and to drive acceptance among biopharmaceutical sponsors developing innovative immuno-oncology therapies.

We also utilize our pharma services laboratories to provide clinical trial services to the pharmaceutical and biotech industries to improve the efficiency and economic viability of clinical trials. Our clinical trials services leverage our knowledge of clinical oncology and molecular diagnostics and our laboratories’ fully integrated capabilities. We believe our pharma services operate one of only a few laboratories with the capability to combine somatic and germline mutational analyses in clinical trials.

Our pharma services operate through CLIA-certified and CAP-accredited laboratories located in Rutherford, NJ and Raleigh, NC.

Industry research has shown many promising drugs have produced disappointing results in clinical trials. For example, a 2016 article by the University of Michigan reported that only 1 in 50 cancer drug candidates make it to the clinical market. Given such a high failure rate of oncology drugs, combined with constrained budgets for biotech and pharmaceutical companies, there is a significant need for drug developers to utilize molecular diagnostics to decrease these failure rates. For specific molecular-targeted therapeutics, the identification of appropriate biomarkers indicative of disease type or prognosis may help to optimize clinical trial patient selection and increase trial success rates by helping clinicians identify patients that are most likely to benefit from a therapy based on their individual genomic profile.

From a laboratory infrastructure standpoint, we possess capabilities in histology, immunohistochemistry (IHC), flow cytometry, cytogenetics and fluorescent in-situ hybridization (FISH), as well as sophisticated molecular analysis techniques, including next generation sequencing. This allows for comprehensive esoteric testing within one lab enterprise, with our CLIA-certified, CAP-accredited laboratory serving as a central hub for specimen tracking. Using this approach, we are able to support demanding clinical trial protocols requiring multiple assays and techniques aimed at capturing data on multiple biomarkers. Our suite of available testing platforms allows for highly customized clinical trial design which is supported by our dedicated group of development scientists and technical personnel.

Through this combination of a variety of testing platforms powered by a team of experienced scientists, we offer a comprehensive approach to clinical trial support. As trial design becomes increasingly complex to cater to more specific drug targets and patient populations, we believe that clinical result generation and reporting through a single-source solution for testing is becoming more valuable than ever. Examples of clinical trial services offered by our pharma services include:

Flow cytometry	Selection of individual antibodies in multiple myeloma, leukemia, lymphomas, and therapy response.

Karyotyping	Genome-wide detection of aberrations at low resolution that have a diagnostic or prognostic significance.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

FISH	Probe library for the detection of gene abnormalities in chromosomes indicated in hematological and solid tumors.

Anatomic pathology	Full IHC library with over 180 antibodies available.

Exome sequencing	Sequencing of the protein-encoding genes in a genome.

DNA and RNA sequencing	Sequencing to determine the presence and quantity of RNA or DNA in a specimen.

Next Generation sequencing	Proprietary and custom-designed panels to deep sequence genomic material to identify substitutions, insertions and deletions, and rearrangements of genetic material.

Cell-free DNA analysis	Multi-gene next generation sequencing panel for lung cancer to detect tumor-derived cell-free DNA obtained from a blood draw.

DNA and RNA microarray	Measures expression levels of a large number of genes simultaneously.

Sanger sequencing	DNA sequencing for validation of next generation sequencing results, and for smaller scale sequencing projects.

Fragment size analysis	Analysis technique where DNA fragments are separated by size and used for mutation detection.

DNA and RNA extraction and purification	Extraction and isolation of DNA and RNA from a wide variety of sample types for immediate testing or for storage.

Biostatistics and Bioinformatics	Design and review of client assays and analysis of datasets.

In February of 2020, ClinicalTrials.gov reported over 40,000 clinical trials that are either preparing or recruiting patients. Molecular- and biomarker-based testing services have been altering the clinical trials landscape by providing biotech and pharmaceutical companies with information about trial subjects’ genetic profiles that may be able to inform researchers whether or not a subject will benefit from the trial drug or will experience adverse effects. We believe that streamlined subject selection and stratification and tailored therapies selected to maximally benefit each group of subjects may increase the number of trials that result in approved therapies and make conducting clinical trials more efficient and less costly for biotech and pharmaceutical companies. According to the FDA, 2019 produced over 48 new drug approvals and over 20% of these drugs were oncology-focused, highlighting the potential value of incorporating genomic information into oncology clinical trial design.

We also provide genetic testing for drug metabolism to aid biotech and pharmaceutical companies identify subjects’ likely responses to treatment, allowing these companies to conduct more efficient and safer clinical trials. We believe pharmacogenomics drug metabolism testing helps deliver the promise of personalized medicine by enabling researchers to tailor therapies in development to differences in patients’ genomic profiles.

Sales and Marketing

Our sales and marketing efforts consist of both direct and indirect sales channels with the majority of efforts focused on direct sales in the United States as well as a collaborative arrangement with another laboratory services company. In the US, pharma services also execute an indirect channel partner strategy by partnering with clinical research organizations (“CROs”) to support demand for unique or esoteric testing, customized data management and individual development of unique biomarkers.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Our commercialization efforts for our clinical services are currently focused on endocrinology, gastroenterology and lung cancers. Communication of our marketing messaging and value proposition is done principally through our two field-based commercial sales teams of approximately 26 representatives and managers. In addition, we employ medical science liaisons or MSLs to respond to clinician inquiries. Additionally, we communicate through print, digital advertising, a web presence, peer-reviewed publications, and trade show exhibits. We believe that our molecular diagnostic tests provide value to payers, physicians and patients by improving patient care and lowering healthcare costs through avoidance of unnecessary surgeries, reducing the morbidity associated with unnecessary surgeries for patients, and providing better diagnostic and prognostic insights to physicians. We support the value propositions of our tests through rigorous science and the accumulation of bioinformatics data that demonstrate clinical and analytical validity as well as clinical utility, and how they actually impact physicians’ decisions. We believe our repository of bioinformatics data accumulated in over 37,000 cases using PancraGEN and over 30,000 cases using our thyroid assays is a valuable tool in developing our analytics and potentially an even more valuable tool in the future.

We communicate to payers, integrated delivery systems and hospital systems about our molecular diagnostic tests’ value through highly trained professionals who are experienced in reimbursement and business to business selling and through face to face meetings, phone calls, digital communications and advisory boards. We develop health economic analyses and budget impact models and incorporate these along with our clinical validation studies, and clinical utility studies to demonstrate our molecular diagnostic tests’ value to this distinct and important constituency.

Our U.S. pharma services business development and sales professionals have scientific backgrounds in hematology, pathology, and laboratory services, with many years of experience in biopharmaceutical and clinical oncology sales, esoteric laboratory sales from leading biopharmaceutical, pharmaceutical or specialty reference laboratory companies. We currently have a team of 6 business development and sales professionals in the United States. We support our sales force with scientific experts who bring deep domain knowledge in the design and use of our technologies and services.

Our pharma services team also executes an indirect channel partner strategy. As a result of this strategy, the pharma services team conducts project support for sponsors as a partner of such central labs as Covance, ICON Laboratories Inc. and Parexel International Corp. In addition to both direct and indirect sales channels, the pharma services team has formed a partnership with the China-based lab partner Genecast Biotechnology Co., Ltd. or, Genecast. Through our partnership with Genecast, we believe we are able to support our global pharmaceutical and biotechnology clients with their testing needs in the Chinese market.

We also promote our tests and services through marketing channels commonly used by the biopharma and pharmaceutical industries, such as internet, industry meetings and broad-based publication of our scientific and economic data. In addition, we provide easy to access information to our customers over the internet through dedicated websites. Our customers value easily accessible information in order to quickly review patient or study information. We do not, however, market our tests directly to individual patients or consumers.

Clinical Services Reimbursement Coverage

Additional Reimbursement Coverage During 2019

Reimbursement progress is key for our clinical services. We expanded the reimbursement of our products in 2019. Specifically, the most significant progress we have made regarding payers in 2019 and 2020 is as follows:

●	In January 2019, we announced that we had entered into an agreement with the University of Maryland Medical System (“UMMS”) to provide physicians’ access to ThyGeNEXT®, ThyraMIR®, and PancraGEN® across the UMMS network, which includes 4,000 affiliated physicians who provide primary and specialty care in more than 150 locations and at 14 hospitals.

●	In April 2019, we announced that Medica, one of the largest health plans in the Midwest, extended coverage of both ThyGeNEXT® and ThyraMIR® to its 1.3 million covered lives.

●	In April 2019, we announced that we had received approval to launch ThyraMIR® diagnostic testing on formalin-fixed, paraffin-embedded tissue samples from thyroid nodules from the State of New York.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

●	In June 2019, we announced that our ThyGeNEXT® and ThyraMIR® tests are now covered by Independence Blue Cross (“Independence”), providing plan benefits coverage for its members who meet established medical criteria for the tests. Independence covers nearly 2.5 million members in Philadelphia and Southeastern Pennsylvania.

●	In July 2019, we announced that we reached an agreement with SelectHealth (a plan associated with Intermountain Healthcare) (“SelectHealth”) to provide ThyGeNEXT® and ThyraMIR® to SelectHealth’s more than 850,000 members in Utah and Idaho.

●	In July 2019, we announced we had entered into a contract with Blue Shield of California, making ThyGeNEXT® and ThyraMIR® tests in-network services for their 4 million lives.

●	In July 2019, we announced that we contracted with Blue Cross Blue Shield of Michigan for coverage of our thyroid tests. The contract makes the ThyGeNEXT® and ThyraMIR® tests both covered services as well as in-network services for their total of approximately 6.1 million members.

●	In September 2019, we announced that we contracted with Blue Cross and Blue Shield of Alabama, Arkansas and Arizona, making ThyGeNEXT® and ThyraMIR® tests in-network services for nearly 5 million members.

●	In December 2019, we announced the issuance of a draft local coverage determination (LCD) which indicated a potential increase in our Medicare reimbursement rate for ThyGeNEXT® from $597.91 to $2,919.60 per test (per the Centers for Medicare & Medicaid Services, or CMS, clinical lab fee schedule), reflecting the expansion of the ThyGeNEXT® panel to aid in identifying the appropriate patients for surgery.

Additional Reimbursement Coverage During 2020

●	In February 2020, we announced an increase in Medicare reimbursement for our ThyraMIR® test from $1,800 to $3,000, retroactive to January 1, 2020, reflecting a re-evaluation of the technical and clinical performance of the test relative to other molecular tests in the market and their respective prices.

●	In March 2020, we announced we had entered into a contract with Blue Cross Blue Shield of Massachusetts making ThyGeNEXT® and ThyraMIR® tests covered in-network services for their more than 3 million members in Massachusetts and across New England.

●	In March 2020, we announced we had entered into a contract with CareFirst Blue Cross Blue Shield, making ThyGeNEXT® and ThyraMIR® tests covered in-network services for their more than 3.3 million members in Maryland, Washington, D.C., and Northern Virginia.

●	In March 2020, we announced we had entered into a contract with Premera Blue Cross, making ThyGeNEXT® and ThyraMIR® tests covered in-network services for their more than 2 million members in Washington State and Alaska.

●	In April 2020, we executed an agreement with Avalon Healthcare Solutions (Avalon), a laboratory benefit manager representing numerous health plans. Our agreement with Avalon offers us in-network status to approximately 5.8 million lives covered by the following health plans: Blue Cross Blue Shield North Carolina, South Carolina, Kansas City and Vermont, and Capital Blue Cross of Central Pennsylvania

●	In April 2020, we executed a contract with Blue Cross of Idaho making ThyGeNEXT® and ThyraMIR® tests covered in-network services for their more than 576 thousand members.

Competition

We compete on the basis of factors such as reputation, scientific expertise, service quality, management experience, performance record, customer satisfaction, accessibility, flexibility, ability to respond to specific customer needs, integration skills, and product portfolio and price. Increased competition and/or a decrease in demand for our clinical and pharma services may also lead to other forms of competition. We believe that our business has a variety of competitive advantages that allow us to compete successfully in the marketplace. While we believe we compete effectively with respect to each of these factors, certain competitors of ours are substantially larger than us and have greater capital, personnel and other resources than we have. Many of our competitors also offer broader product lines outside of the molecular diagnostic testing market, and many have greater brand recognition than we do. Moreover, our competitors may make rapid technological developments that may result in our technologies and products becoming obsolete before we recover the expenses incurred to develop them or before they generate significant revenue. Increased competition may lead to pricing pressures and competitive practices that could have a material adverse effect on our market share and our ability to attract new business opportunities as well as our business, financial condition and results of operations.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Specifically, in regard to our thyroid diagnostic tests, Veracyte, Inc., or Veracyte, has a molecular thyroid nodule cancer diagnostic test (Afirma) that is the current market leader and competes with our ThyGeNEXT® and ThyraMir® tests. Quest Diagnostics Incorporated, or Quest, currently offers a diagnostic test similar to the earlier version of our ThyGeNEXT® test and announced an agreement to distribute the Afirma test in partnership with Veracyte. CBLPath, Inc., or CBL, is offering a diagnostic test that analyzes genetic alterations using next-generation sequencing. In addition, other thyroid based endocrine competitors include Accelerate Diagnostics, Inc., or other companies we are not aware of. Additionally, in February 2020 we entered into an arrangement to co-market our thyroid test for an additional two years with LabCorp on a reference laboratory basis.

We are currently not aware of any direct competitors to PancraGEN® that integrate clinical, imaging, cytology, and molecular information to stratify patients’ risk for malignancy and inform physicians on the best course of action, i.e. surgery or surveillance and surveillance interval length. The University of Pittsburgh Medical Center now offers PancreaSeq®, a Next Generation Sequencing “gene only” panel that focuses on the analysis of mutations in oncogenes and tumor suppressor genes, most of which may help establish the type of pancreatic cyst present and some of which may help establish the presence of malignancy. Some of these related genomic regions are included in PancraGEN®. This laboratory test however does not integrate any additional information to fully characterize a patient’s risk for pancreatic cancer. Importantly, there has been no long-term clinical validation or utility studies completed on any gene panel for pancreatic cyst fluid other than that associated with PancraGEN®. PancraGEN® has been validated in multiple studies and peer reviewed publications and has been used in over 45,000 patients. Additionally, we validated and launched a DNA only version of PancraGEN®, known as PanDNA®.

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

We are aware of companies that are in the process of developing assays and LDTs for Barrett’s esophagus, such as Cernostics Inc. In addition, NeoGenomics Laboratories, Inc., or NeoGenomics, is marketing a Barrett’s assay, so it appears likely that this space will also be more competitive in the future.

With respect to pharma services, we also face competition from companies that currently offer or are developing products to profile genes, gene expression or protein biomarkers in various cancers. Precision medicine is a new area of science, and we cannot predict what tests others will develop that may compete with or provide results superior to the results we are able to achieve with the tests we develop. Our competitors include public companies such as NeoGenomics, and many private companies.

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

Also, we use reagents for cross site validations and validations of new assays to be used in clinical trials. We may enter into collaborative relationships with research and academic institutions for the development of additional or enhanced tests to further increase the depth and breadth of our test offerings. Where appropriate, we may also enter into licensing agreements with our collaborative partners to both license intellectual property for use in our test panels as well as licensing such intellectual property out.

Our research and development costs are primarily clinical costs and were approximately $2.8 million and $2.1 million in 2019 and 2018, respectively.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

We continue to generate and publish clinical evidence related to our key products, including ThyGeNEXT® and ThyraMIR® and PancraGEN® as well as our pipeline product, BarreGEN®. Below is a summary of publications and presentations announced since the beginning of 2019:

●	PancraGEN clinical utility data accepted as poster of distinction at Digestive Disease Week (DDW) 2020
●	ThyGeNEXT and ThyraMIR clinical performance abstract accepted as poster at ENDO 2020
●	ThyGeNEXT and ThyraMIR clinical performance publication accepted, announced March 2020
●	ThyGeNEXT and ThyraMIR analytical validation published, March 2020
●	BarreGEN expanded utility study in collaboration with the University of North Carolina, announced January 6, 2020
●	ThyGeNEXT and ThyraMIR clinical utility data published, announced November 4, 2019
●	ThyGeNEXT and ThyraMIR clinical utility review published, announced November 4, 2019
●	PancraGEN clinical utility data presented at the American College of Gastroenterologists (ACG), announced October 24, 2019
●	ThyGeNEXT and ThyraMIR clinical utility data presented at the American Thyroid Association (ATA), announced on October 29, 2019
●	ThyGeNEXT and ThyraMIR clinical utility data orally presented at the World Congress of Thyroid Cancer announced June 13, 2019
●	ThyGENX and ThyraMIR clinical utility data published, announced May 1, 2019
●	BarreGEN clinical utility data presented at Digestive Disease Week (DDW), announced May 9, 2019
●	BarreGEN® clinical utility data published, announced February 19, 2019

Clinical Evidence

●	The first manuscript reporting the clinical performance of ThyGeNEXT® and ThyraMIR® tests was accepted in March 2020 in the Journal of the American Society of Cytopathology.
●	Analytical Validation of ThyGeNEXT was accepted in the Journal of Molecular Diagnostics on November 18, 2019. This peer reviewed article detailed the development of our laboratory-developed ThyGeNEXT test, highlighting the key aspects of the test’s reproducibility, lower limit of detection, as well as other fundamental quality parameters.
●	A peer-reviewed manuscript was published in 2019 based on a 2018 clinical experience study that supports the use of BarreGEN® as an effective tool at identifying patients with Barrett’s Esophagus at higher risk of progression to more advanced stages of disease associated with esophageal cancer, supporting the utility of BarreGEN® as an effective biomarker in identifying Barrett’s patients in need of closer surveillance or cancer preventative measures. (Trindade AJ, et al. BMJ Open Gastro 2019;6:e000268. doi:10.1136/bmjgast-2018-000268).
●	A peer-reviewed manuscript was published in 2018 describing the validity and utility of combination ThyGenX® and ThyraMIR® in microdissected stained cytology slides, providing physicians a useful alternative specimen type for combination molecular testing of indeterminate thyroid nodules. (Kumar G, et al. Diagnostic Cytopathology. 2018; 1-8. DOI: 10.1002/dc.24100).
●	In 2018, data from a large clinical experience study of over 300 patients was presented at the 88th Annual Meeting of the American Thyroid Association (ATA) with conclusions highlighting the clinical utility of the ThyGenX® thyroid oncogene panel in combination with its micro-RNA classifier, ThyraMIR®. (Sistrunk JW, et al. American Thyroid Association 88th Annual meeting. 2018. Short Call Poster 42: https://doi.org/10.1089/thy.2018.29065.abstracts).
●	In 2018, new data was published at the 88th Annual Meeting of the American Thyroid Association (ATA) describing the validity of combination ThyGeNEXT® and ThyraMIR® testing. (Kumar G, et al. American Thyroid Association 88th Annual meeting. 2018. Poster 86: https://doi.org/10.1089/thy.2018.29065.abstracts).
●	A peer-reviewed manuscript was published in 2018 describing a large study of 478 patients with pancreatic cysts, which concluded that DNA analysis using PancraGEN® can have a favorable impact on patient outcomes particularly in patients with cysts that have worrisome features, supporting more accurate surgery and surveillance decisions in such clinical scenarios. (Farrell JJ, et al. GIE. 2018. doi.org/10.1016/j.gie.2018.10.049).
●	A peer-reviewed manuscript was published in 2018 supporting the diagnostic accuracy and comparative diagnostic accuracy of PancraGEN® to gold standard cytology testing and gold standard molecular testing using FISH methods for diagnosing malignancy in solid pancreaticobiliary lesions. In this prospective study of 101 patients the authors found that PancraGEN® testing of specimens obtained during routine endoscopic procedures improved detection of pancreaticobiliary malignancy and improved diagnostic yield of each endoscopic procedure compared to use of gold standard testing alone. (Kushnir VM et al. J Clin Gastroenterol. 2018. doi: 10.1097/MCG.0000000000001118).
●	A clinical experience study was published in 2018 describing the utilization, diagnostic accuracy, and comparative diagnostic accuracy and negative predictive value (including follow-up) of PancraGEN® compared to cytology testing for diagnosing malignancy in solid pancreaticobiliary lesions. The authors found that PancraGEN® improved detection of pancreaticobiliary malignancy and changed physician management decisions in a way that could improve patient outcomes. (Khosaravi F, et al. JOP. J Pancreas. 2018 Jan 29; 19(1):1-6).

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Intellectual Property

Patents, trademarks and other proprietary rights are important to us. We generate our own intellectual property portfolio and hold numerous patents and patent applications covering our existing and future products and technologies. As of December 31, 2019, we owned six issued United States Patents. The U.S. patents are directed to methods of treating a patient that has pancreatic ductal adenocarcinoma (PDAC) using the expression pattern of certain microRNAs to identify the patient as having PDAC; treating the identified patient and to methods of measuring carcinoembryonic antigen in a biological sample; methods for treating subject with a high risk of disease progression from Barrett’s metaplasia to esophageal adenocarcinoma; and methods of treating a subject identified with a papillary thyroid carcinoma. As of December 31, 2019, we owned eight issued patents outside of the United States, two each in Australia, Europe (validated in certain European countries), and Japan, and one each in Israel and Canada. As of December 31, 2019, we owned eleven pending patent applications in the United States and one pending patent application in each of Brazil, Canada, and Israel. Provided all maintenance fees and annuities are paid, our issued United States patents expire from 2031 through 2034 and our foreign patents expire in 2027 or 2031, and our pending patent applications, if issued, are expected to expire between 2027 and 2038, absent any disclaimers, adjustments or extensions. On March 29, 2017 we were notified by the European Patent Office that our EP patent # 2772550 for diagnosing thyroid cancer from a sample based upon at least MIR-375 was issued (validated in Spain, France, United Kingdom, Ireland, Italy, Belgium, Switzerland, Germany, and the Netherlands) and, provided all maintenance fees and annuities are paid, expires in 2031. On January 16, 2018, we were notified that an Opposition had been filed against EP patent # 2772550 alleging that the patent is invalid. On February 25, 2019, the European Patent Office Opposition Division issued a decision revoking the patent on grounds that the claims were not supported by a valid basis. On April 25, 2019 we filed a Notice of Appeal challenging the European Patent Office Opposition Division and we are waiting for the appeal to be decided. We continue to believe that the patent is valid. Our patents are directed to certain of the technologies relating to detecting, diagnosing, and classifying thyroid tumors, pancreatic cysts and other forms of gastrointestinal disorders, such as Barrett’s esophagus.

On April 9, 2019 the United States Patent and Trademark Office (USPTO) issued U.S. Patent No. 10,255,410, supporting BarreGEN®. Additionally, United States Patent No. 10,444,239 issued on October 15, 2019, for methods measuring carcinoembryonic antigen in a biological sample.

In addition to our own molecular diagnostic test development efforts, we are currently using, and intend to use in the future, certain tests and biomarkers that have been developed by third parties or by us in collaboration with third parties. While a significant amount of intellectual property in the field of molecular diagnostic tests is already in the public domain, ThyraMIR®, ThyGeNEXT®, and some of the future tests developed by us, or by third parties on our behalf for use in our tests, may require, that we license the right to use certain intellectual property from third parties and pay customary royalties or make one time payments.

On August 13, 2014, we consummated an agreement to acquire certain fully developed thyroid and other tests in development for thyroid cancer, associated intellectual property and a biobank with more than 5,000 patient tissue samples pursuant to an asset purchase agreement, or the Asuragen Asset Purchase Agreement. We paid $8.0 million at closing and paid an additional $0.5 million to Asuragen for certain integral transition service obligations set forth in a transition services agreement, entered into concurrently with the Asuragen Asset Purchase Agreement. We also entered into two license agreements with Asuragen (the Asuragen License Agreement and the CPRIT License Agreement) relating to our ability to sell the fully developed diagnostic tests and other tests in development for thyroid cancer. Under the Asuragen License Agreement, we owed a $500,000 milestone payment, all of which was paid in installments throughout 2016 and paid in full as of January 13, 2017. We are further obligated to pay royalties on the future net sales of tests based on the miRInform® pancreas platform, if developed, on the future net sales of tests based on the miRInform® thyroid platform (i.e., ThyGeNEXT®) and potentially on certain other thyroid diagnostics tests. We rely on Asuragen as our sole supplier for certain components of our endocrine cancer diagnostic tests pursuant to our supply agreement with them.

In October 2014, we acquired RedPath Integrated Pathology Inc. (RedPath) which included its pancreatic and gastrointestinal assets. Additionally, we have a broad and growing trademark portfolio. We have secured trademark registrations for the marks AccuCEA® (or TM), PancraGEN®, PanDNA®, BarreGEN® and miRInform® in the United States, and miRInform® with the World Intellectual Property Organization. In July 2019, in connection with the acquisition of the BioPharma business of Cancer Genetics we acquired certain know-how.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Our clinical and our pharma services rely on a combination of trade secrets and proprietary processes to protect our intellectual property. We enter into non-disclosure agreements with certain vendors and suppliers to attempt to ensure the confidentiality of our intellectual property. We also enter into non-disclosure agreements with our customers. In addition, we require that all our employees sign confidentiality and intellectual property assignment agreements.

Raw Material and Suppliers

We procure reagents, equipment and other materials that we use to perform our tests from sole suppliers. We also purchase components used in our collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. Our most significant suppliers for reagents and supplies include Thermo Fisher Scientific, Illumina, Inc., Qiagen, Asuragen, and F. Hoffmann-La Roche AG. While we have developed alternate sourcing strategies for most of these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. If these suppliers can no longer provide us with the materials we need to perform the tests and for our collection kits, if the materials do not meet our quality specifications or are otherwise unusable, if we cannot obtain acceptable substitute materials, or if we elect to change suppliers, an interruption in test processing could occur, we may not be able to deliver patient reports and we may incur higher one-time switching costs. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supply were available. If our test volume decreases or we switch suppliers, we may hold excess inventory with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new test, we may experience supply issues as we ramp test volume. During the first three months of Fiscal 2020, we acquired additional reagents beyond our normal purchasing patterns to minimize the possibility of supply chain disruptions for both our clinical and pharma services, however, there can be no guarantee that this will be sufficient.

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

Regulations over Our Clinical Laboratories

The conduct and provision of our clinical services and pharma services are regulated under the Clinical Laboratory Improvements Act (“CLIA”). CLIA requires us to maintain Federal certification. CLIA imposes requirements relating to test processes, personnel qualifications, facilities and equipment, recordkeeping, quality assurance and participation in proficiency testing. CLIA compliance and certification are also a condition for participation by clinical laboratories in the Medicare Program and for eligibility to bill for services provided to governmental healthcare program beneficiaries. As a condition of CLIA certification, our laboratories are subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by CMS, a CMS agent (typically a State agency), or, if the laboratory is accredited, a CMS-approved accreditation organization. Sanctions for failure to meet these certification, accreditation and licensure requirements include suspension, revocation or limitation of a laboratory’s CLIA certification, accreditation or license, which is necessary to conduct business, cancellation or suspension of the laboratory’s ability to receive Medicare or Medicaid reimbursement, as well as imposition of plans to correct deficiencies, injunctive actions and civil monetary and criminal penalties. The loss or suspension of a CLIA certification, imposition of a fine or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) could harm our business. In addition to CLIA requirements, we participate in the oversight program of the College of American Pathologists (“CAP”). Under CMS requirements, accreditation by CAP is sufficient to satisfy the requirements of CLIA.

In addition to CLIA certification, we are required to hold state licenses in certain states. Some state licensing requirements differ from federal regulation and may be stricter. CLIA does not preempt state laws that are more stringent. If we were to lose our CLIA certification, CAP Accreditation, or required state licenses for our laboratories, whether as a result of revocation, suspension or limitation, we would no longer be able to provide our services, which could have a material adverse effect on our business, financial condition and results of operations.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Our laboratories are also subject to licensing and regulation under Federal, State and local laws relating to hazard communication and employee right-to-know regulations, and the safety and health of laboratory employees. Additionally, our laboratories are subject to applicable Federal and State laws and regulations and licensing requirements relating to the handling, storage and disposal of hazardous waste and laboratory specimens, including the regulations of the Environmental Protection Agency, the Department of Transportation, and the National Fire Protection Agency. The regulations of the United States Department of Transportation, Public Health Service and Postal Service apply to the surface and air transportation of laboratory specimens. Typically, we use outside vendors who are contractually obligated to comply with applicable laws and regulations to dispose of hazardous waste. These vendors are licensed or otherwise qualified to handle and dispose of such waste.

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

Potential U.S. Food and Drug Administration Regulation of Laboratory Developed Tests (“LDTs”)

Both United States Federal and State governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. As indicated by work plans and reports issued by these agencies, the Federal government will continue to scrutinize, among other things, the marketing, labeling, promotion, manufacturing and export of LDTs. While subject to oversight by CMS through its enforcement of CLIA, the FDA has claimed regulatory authority over all laboratories that produce LDTs, a type of in vitro diagnostic test that is designed, manufactured and used within a single laboratory. The FDA has regulatory responsibility over, among other areas, instruments, test kits, reagents and other devices used in clinical laboratories to perform diagnostic testing in the United States.

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

Interpace Biosciences, Inc.

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

In March 2017, a draft bill “The Diagnostics Accuracy and Innovation Act” (DAIA) was introduced in Congress. The bill sought to establish a new regulatory framework for the oversight of in vitro clinical tests (“IVCTs”) which include LDTs. In 2020, Congress introduced “The Verifying Accurate, Leading-edge IVCT Development Act” (VALID) of 2020. Pursuant to it, a risk-based approach will be used to regulate IVCTs while grandfathering existing IVCTs. The new regulatory framework will include quality control and post-market reporting requirements. The FDA will have the authority to withdraw from the market IVCTs that present an unreasonable and substantial risk of severe illness or injury when used as intended.

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

Interpace Biosciences, Inc.

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

Interpace Biosciences, Inc.

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

Third Party Coverage and Reimbursement for our Clinical Services

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

We generally bill third-party payers and individual patients for testing services on a test-by-test basis. Third-party payers include Medicare, private insurance companies, institutional direct clients and Medicaid, each of which has different billing requirements. Medicare reimbursement programs are complex and often ambiguous, and are continuously being evaluated and modified by CMS. Our ability to receive timely reimbursements from third-party payers is dependent on our ability to submit accurate and complete billing statements, and/or correct and complete missing and incorrect billing information. Missing and incorrect information on reimbursement submissions slows down the billing process and increases the aging of accounts receivable. We must bill Medicare directly for tests performed for Medicare patients and must accept Medicare’s fee schedule for the covered tests as payment in full. State Medicaid programs are generally prohibited from paying more than the Medicare fee schedule. We have contracted with a healthcare billing services management company to work with our in-house staff and help manage our third-party billing.

Some billing arrangements require us to bill multiple payers, and there are several other factors that complicate billing (e.g., disparity in coverage and information requirements among various payers; and incomplete or inaccurate billing information provided by ordering physicians). Since 2018 several private payers implemented pre-authorization requirements for molecular and genetic testing, including Anthem Blue Cross Blue Shield and United Healthcare, as well as various lab benefit companies such as American Imaging Management, Inc., or AIM, and Beacon Lab Benefits Solutions, or Beacon. In addition, more commercial payers are contracting with and delegating risk for lab services costs to lab benefits management companies (e.g. eviCore healthcare, AIM, and Beacon). This requires us to go through their technology assessment process to secure coverage and obtain a contract as an in-network lab provider for our services. We incur additional costs as a result of our participation in Medicare and Medicaid programs because diagnostic testing services are subject to complex, stringent and frequently ambiguous federal and state laws and regulations, including those relating to coverage, billing and reimbursement. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further cost and complexity to the billing process. Further, our billing systems require significant technology investment and, as a result of marketplace demands, we need to continually invest in our billing systems. Changes in laws and regulations could further complicate our billing and increase our billing expense. CMS establishes procedures and continuously evaluates and implements changes to the reimbursement process and requirements for coverage.

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

Interpace Biosciences, Inc.

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

The Medicare Part B program contains fee schedule payment methodologies for clinical testing services performed for covered patients, including a national ceiling on the amount that carriers could pay under their local Medicare clinical testing fee schedules. Historically, the Medicare Clinical Laboratory Fee Schedule, or CLFS, has been subject to change. In April 2014, President Obama signed the Protecting Access to Medicare Act of 2014, or PAMA, which included a substantial new payment system for clinical laboratory tests under the CLFS. PAMA removed CMS’s authority to adjust the CLFS based and established a new method for setting CLFS rates. Implementation of this new method for setting CLFS rates began in 2017. Under PAMA, laboratories that have more than $12,500 in Medicare revenues from laboratory services and that receive more than 50 percent of their Medicare revenues from laboratory services would report private payer data from January 1, 2016 through June 30, 2016, to CMS between January 1, 2017 and March 31, 2017. CMS posted the new Medicare CLFS rates (based on weighted median private payer rates) in November 2017 and the new rates became effective on January 1, 2018. The result of the PAMA calculations was an increase in our reimbursement rate for ThyGenX® of approximately 40% for our Medicare volume. However, on July 26, 2018, we received a coding update from CMS, which changed the billable procedure code (CPT) for ThyGeNEXT®. This code change resulted in a reduction of the fee schedule for payments to us. We have recently presented clinical data to CMS adding additional markers to the panel that we run that increase our gene families above 50. If approved, reimbursement for the new panel will exceed the previously approved rate. There can be no assurances that our request will be successful and that the rate will be escalated.

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

In December 2019, through the Further Consolidated Appropriations Act of 2020, Congress delayed the next data reporting period under PAMA from 2020 to 2021 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting by one year through December 31, 2021.

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

Historically, most Medicare and Medicaid beneficiaries were covered under the traditional Medicare and Medicaid programs administered by the federal government. Reimbursement from traditional Medicare and Medicaid programs represented approximately 38% of our consolidated net revenues during 2019. Over the last several years, the federal government has continued to expand its contracts with private health insurance plans for Medicare beneficiaries and has encouraged such beneficiaries to switch from the traditional programs to the private programs, called “Medicare Advantage” programs. There has been growth of health insurance providers offering Medicare Advantage programs and of beneficiary enrollment in these programs. Commercial health plans that might not cover one or all of our tests for their commercially insured members are required to follow the Novitas LCD coverage policy for their Medicare Advantage members. To the extent we maintain the LCD coverage policies with Novitas for our products, any shift of members from traditional Medicare to Medicare Advantage plans doesn’t represent a risk of lost revenue. In recent years, in an effort to control costs, states also have mandated that Medicaid beneficiaries enroll in private managed care arrangements.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

The current position of our laboratories is that they do not meet the definition of an “Applicable Manufacturer” under PPACA and therefore are not subject to the disclosure or tax requirements contained in PPACA. However, as new regulations are implemented and diagnostic tests reclassified, this may change and the laboratory business may be subject to PPACA as are other companies. There is no guarantee that our interpretation of the law is now or will be in the future consistent with government guidance and interpretation.

In December 2019, the our Medicare Administrative Contractor (MAC) issued a new draft local coverage determination (LCD) for our ThyGeNEXT® test, representing an increase of approximately $2,400 per assay over previous reimbursement coverage. This increase in reimbursement rates reflects the expansion of the ThyGeNEXT® panel to aid in identifying the appropriate patients for surgery. Final approval is expected during the first half of 2020. Additionally, in February 2020, the CMS modified the reimbursement for ThyraMIR® retroactively to January 1, 2020. This determination increases the Medicare reimbursement for ThyraMIR® from approximately $1,800 to $3,000 reflecting a re-evaluation of the technical and clinical performance of the test relative to other molecular tests in the market and their respective prices.

Reporting Segments

We operate under one segment which is the business of developing and selling diagnostic clinical and pharma services.

Employees

As of February 28, 2020, we had approximately 176 full time employees and 178 total employees. We are not party to a collective bargaining agreement with any labor union. However, due to the impacts of the COVID-19 pandemic, we have furloughed a significant number of employees as a result of reductions in customer demand.

Corporate Information

We were originally incorporated in New Jersey in 1986 and began commercial operations as PDI, Inc., a contract sales organization or CSO in 1987. In connection with PDI, Inc.’s initial public offering, it reincorporated in Delaware in 1998. In 2015 the CSO business and assets were sold, and we operated our molecular diagnostics business as Interpace Diagnostics Group, Inc. (IDXG). On July 15, 2019, we acquired the Biopharma Business from the secured creditors of CGI and Gentris, LLC, a wholly owned subsidiary of CGI and conduct our business as Interpace Pharma Solutions, Inc. We accordingly conduct our business through our wholly-owned subsidiaries, Interpace Diagnostics, LLC, which was formed in Delaware in 2013, Interpace Diagnostics Corporation (formerly known as RedPath Integrated Pathology, Inc.), which was formed in Delaware in 2007, and Interpace BioPharma, Inc., which was formed in Delaware in 2019. On November 12, 2019 we changed the name of Interpace Diagnostics Group, Inc. to Interpace Biosciences, Inc. and that of our newly-formed subsidiary, Interpace BioPharma, Inc. to Interpace Pharma Solutions, Inc. Our executive offices are located at Morris Corporate Center 1, Building C, 300 Interpace Parkway, Parsippany, New Jersey 07054. Our telephone number is (855) 776-6419.

Business Development

Biopharma Business Acquisition

On July 15, 2019, we entered into a Secured Creditor Asset Purchase Agreement (the “Asset Purchase Agreement”) to acquire certain assets and liabilities from the secured creditors of Cancer Genetics, Inc., or CGI and Gentris, LLC, or Gentris, a wholly owned subsidiary of CGI, for approximately $23.5 million less certain closing adjustments totaling $1,978,240 (the “Base Purchase Price”), of which $7,692,300 was paid in the form of a promissory note issued by a subsidiary of the Company to CGI (the “Excess Consideration Note”) and the remainder was paid in cash. In addition, we assumed certain liabilities totaling approximately $5 million. We acquired the Biopharma Business through a private foreclosure sale from CGI’s secured creditors under § 9-610 of the Uniform Commercial Code as enacted in all relevant jurisdictions. Concurrently with the closing of the Asset Purchase Agreement, we entered into a financing arrangement with Ampersand 2018 Limited Partnership (“Ampersand”), a fund managed by Ampersand Capital Partners, pursuant to which Ampersand agreed to provide the below described financing to us in connection with the acquisition of the referenced Biopharma Business.

On July 15, 2019, we also entered into a transition services agreement with CGI to accommodate the transition of the Biopharma Business. Under the transition services agreement, each party is providing (or has provided) to the other party certain services, among other things, which include but are not limited to certain personnel services, payroll processing, administration services and benefit administration services, for the purpose of accommodating the transition of the Biopharma Business. In exchange for providing such services, we agreed to pay or reimburse, as applicable, the costs related thereto, including salaries and benefits for certain of CGI’s Biopharma Business employees during the transition period. The transition service period varies with respect to each service provided in the agreement, and is subject to extension through a later date as mutually agreed upon by both parties. In connection with the acquisition, we added laboratory facilities in Rutherford, New Jersey and Raleigh, North Carolina and, as of January 1, 2020, we added 77 additional employees in connection with the acquisition.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Series A and A-1 Investment by Ampersand

On July 15, 2019, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Ampersand pursuant to which we sold to Ampersand, in a private placement pursuant to Regulation D and Section 4(a)(2) under the Securities Act, up to an aggregate of $27,000,000 of Series A and Series A-1 convertible preferred stock, par value $0.01 per share, both at an issuance price per share of $100,000. The initial closing, which was consummated promptly after the execution of the Securities Purchase Agreement on July 15, 2019 (the “Initial Closing”), involved the issuance of 60 newly created shares of Series A Preferred Stock at an aggregate purchase price of $6,000,000, and 80 newly created shares of Series A-1 Preferred Stock at an aggregate purchase price of $8,000,000. The Securities Purchase Agreement also contemplated a second closing (the “Second Closing”), which was effected following the fulfillment of certain conditions, including, among others, the approval by the stockholders of the Company (the “Stockholder Approval”), as required under the rules of the Nasdaq Stock Market LLC (the “Nasdaq Listing Rules”), of the issuance of shares of common stock upon conversion of such Preferred Stock in excess of the aggregate number of shares of common stock that the Company could issue upon conversion of such Preferred Stock without breaching its obligations under the Nasdaq Listing Rules. The terms of the Series A-1 Preferred Stock provided that each share of such preferred stock would automatically convert into one share of Series A Preferred Stock upon the Company obtaining the Stockholder Approval. Furthermore, as a required condition of the Initial Closing, Ampersand designated and the Board appointed and elected a Class I Director.

On October 10, 2019, we obtained Stockholder Approval and each share of Series A-1 Preferred Stock issued to Ampersand at the Initial Closing automatically converted into one share of Series A Preferred Stock. On October 16, 2019, the Company and Ampersand consummated the Second Closing, where the Company issued to Ampersand 130 newly created shares of Series A Preferred Stock at an aggregate gross purchase price of $13,000,000. The Company used the proceeds from the Second Closing (i) to make the maturity date payment, subject to certain holdbacks, with respect to the Excess Consideration Note issued by a subsidiary of the Company to CGI, and (ii) for general corporate purposes, including the integration of pharma services. On October 17, 2019, after the Second Closing, Eric Lev was re-appointed to our Board as a Class I director by Ampersand, as the holder of 270 shares of Series A Preferred Stock, representing all of the shares of Series A outstanding after the Second Closing. Furthermore, as the holder of 270 shares of Series A Preferred Stock, Ampersand became entitled to elect a second and third director to our Board. On October 17, 2019, Ampersand designated and the Board appointed two Class II directors. In connection with the Second Closing, a cash payment of $6,024,489 was made to CGI under the Excess Consideration Note, net of setoffs and holdbacks. As of April 21, 2020, the Company is obligated to pay CGI an additional $735,000 for funds withheld from the Excess Consideration Note to satisfy certain adjustments and indemnification obligations under the Asset Purchase Agreement.

Series B Investment by 1315 Capital and Ampersand

On January 10, 2020, we entered into a Securities Purchase and Exchange Agreement (the “Securities Purchase and Exchange Agreement”) with 1315 Capital II, L.P., a Delaware limited partnership (“1315 Capital”), and Ampersand (together with 1315 Capital, the “Investors”) pursuant to which we sold to the Investors, in a private placement pursuant to Regulation D and Section 4(a)(2) under the Securities Act, an aggregate of $20,000,000 in Series B Preferred Stock, at an issuance price per share of $1,000. Pursuant to the Securities Purchase and Exchange Agreement, 1315 Capital purchased 19,000 shares of Series B Preferred Stock at an aggregate purchase price of $19,000,000 and Ampersand purchased 1,000 shares of Series B Preferred Stock at an aggregate purchase price of $1,000,000.

In addition, we exchanged $27,000,000 of the Company’s existing Series A Preferred Stock held by Ampersand, represented by 270 shares of Series A Preferred Stock, which represented all of the Company’s issued and outstanding Series A Preferred Stock, for 27,000 newly created shares of Series B Preferred Stock (such shares of Series B Preferred Stock, the “Exchange Shares” and such transaction, the “Exchange”). Following the Exchange, no shares of Series A Preferred Stock remain designated, authorized, issued or outstanding. Under the terms of the Securities Purchase and Exchange Agreement, Ampersand also agreed to waive all dividends and weighted-average anti-dilution adjustments accrued to date on the Series A Preferred Stock. Ampersand’s director designation rights as holder of Series A Preferred Stock were also replaced following the Exchange with the following Series B Preferred Stock director designation rights.

For so long as each of Ampersand and 1315 Capital holds at least sixty percent (60%) of the Series B Preferred Stock issued to it on January 15, 2020, such Investor will be entitled to elect two directors to the Board, provided that one of the directors qualifies as an “independent director” under Rule 5605(a)(2) of the listing rules of the Nasdaq Stock Market (or any successor rule or similar rule promulgated by another exchange on which the Company’s securities are then listed or designated) (“Independent Director”). However, if at any time such Investor holds less than sixty percent (60%), but at least forty percent (40%), of the Series B Preferred Stock issued to them on January 15, 2020, such Investor would only be entitled to elect one director to the Board. Any director elected pursuant to the terms of the Certificate of Designation may be removed without cause by, and only by, the affirmative vote of the holders of Series B Preferred Stock. A vacancy in any directorship filled by the holders of Series B Preferred Stock may be filled only by vote or written consent in lieu of a meeting of such holders of Series B Preferred Stock or by any remaining director or directors elected by such holders of Series B Preferred Stock.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Consistent with the director designation rights described above, the Board appointed and elected (a) one (1) Class I Director, as designated by Ampersand; and (b) three (3) Class II Directors, one of whom was designated by Ampersand and two by 1315 Capital. In connection with such appointments and elections as directors, two former directors resigned as directors and from all applicable committees of the Board. Moreover, under the terms of the Securities Purchase and Exchange Agreement, the Company agreed to use its reasonable best efforts to obtain the approval of the Company’s stockholders at the 2020 annual meeting of the Company’s stockholders (the “2020 Annual Meeting”) of an amendment to the Company’s certificate of incorporation, as amended, to eliminate the classified structure of the Board and to provide that all members of the Board stand for election at each annual meeting. Each Investor also agreed to vote in favor of the election of existing directors Jack Stover, Dr. Joseph Keegan and Stephen J. Sullivan to the Board at the 2020 Annual Meeting.

The Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Certificate of Designation”) provides that each share of Series B Preferred Stock is convertible, at any time and from time to time, at the option of the holder into a number of shares of our common stock equal to dividing the amount equal to the greater of the stated value of $1,000 of such Series B Preferred Stock, plus any dividends declared but unpaid thereon, or such amount per share as would have been payable had each such share been converted into our common stock immediately prior to a liquidation, by sixty cents ($0.60) (as adjusted to $6.00 following effectuation of the Reverse Stock Split in January 2020 and subject to further adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization affecting such shares). The aggregate number of shares of our common stock that may be issued through conversion of the currently outstanding Series B Preferred Stock is 78,333,334 shares (as adjusted to 7,833,334 shares following effectuation of the Reverse Stock Split and subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares). On any matter presented to our stockholders for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series B Preferred Stock will be entitled to cast the number of votes equal to the number of whole shares of our common stock into which the shares of Series B Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the Certificate of Designation, holders of Series B Preferred Stock will vote together with the holders of common stock as a single class and on an as-converted to common stock basis.

The Series B Preferred Stock entitles the holders thereof to certain protective provisions. In particular, for so long as any shares of Series B Preferred Stock are outstanding, the written consent of the holders of at least seventy five percent (75%) of the then outstanding shares of Series B Preferred Stock (voting as a single class) is required for us to amend, waive, alter or repeal the preferences, rights, privileges or powers of the holders of the Series B Preferred Stock, amend, alter or repeal any provision of the Certificate of Designation in a manner adverse to the holders of the Series B Preferred Stock, authorize, create or issue any equity securities senior to or pari passu with the Series B Preferred Stock, or increase or decrease the number of directors constituting the Board. Moreover, for so long as thirty percent (30%) of the Series B Preferred Stock outstanding as of January 15, 2020 remains outstanding (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares, including the Reverse Stock Split effected in January 2020), the written consent of the holders representing at least seventy-five percent (75%) of the of the outstanding shares of Series B Preferred Stock (voting as a single class) is required for us to: (A) authorize, create or issue any debt securities for borrowed money or funded debt (1) pursuant to which we issue shares, warrants or any other convertible security, or (2) in excess of $4,500,000.00 initially, with such amount to be increased in connection with an aggregate consolidated revenue milestone, but excluding certain specified permitted transactions; (B) merge with or acquire all or substantially all of the assets of one or more other companies or entities with a value in excess of $20,000,000.00, to be increased in connection with an aggregate consolidated revenue milestone; (C) materially change our business; (D) consummate any Liquidation (as defined in the Certificate of Designation); (E) transfer material intellectual property rights other than in the ordinary course of business; (F) declare or pay any cash dividend or make any cash distribution on any of our equity interests other than the Series B Preferred Stock; (G) repurchase or redeem any shares of our capital stock, except for the redemption of the Series B Preferred Stock pursuant to the terms of the Certificate of Designation, or repurchases of our common stock under agreements previously approved by the Board with employees, consultants, advisors or others who performed services for us in connection with the cessation of such employment or service; (H) incur any additional individual debt, indebtedness for borrowed money or other additional liabilities pursuant to we issue shares, warrants or any other convertible security, or incur any individual debt, indebtedness for borrowed money or other liabilities pursuant to which we do not issue shares, warrants or any other convertible security exceeding, in each case, $4,500,000.00 initially, with such amount to be increased in connection with an aggregate consolidated revenue milestone, but excluding certain specified permitted transactions; (I) change any of our accounting methods, except for those changes required by GAAP or applicable regulatory agencies or authorities; or (J) conduct a public offering of common stock registered with the SEC, including any at-the-market offering of our common stock.

 During April 2020, the Company applied for various federal stimulus loans, grants and advances made available under Title 1 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, including a loan request under the Small Business Administration (SBA) Paycheck Protection Program (PPP). In connection with the Company’s application for the PPP loan, both Ampersand and 1315 Capital consented to, and agreed to vote their shares of Series B Preferred Stock in favor of any “Fundamental Action” taken by the Company as determined by the Company’s Board of Directors. “Fundamental Actions” include the Company’s ability to a) authorize, create or issue any debt securities for borrowed money or funded debt; b) merge with or acquire all or substantially all of the assets of one or more other companies or entities with a value in excess of $20 million; c) transfer, by sale, exclusive license or otherwise, material intellectual property rights of the Company or any of its direct or indirect subsidiaries, other than those accomplished in the ordinary course of business; d) declare or pay any cash dividend or make any cash distribution on any equity interests of the Company other than the Series B Shares; d) incur any additional individual debt, indebtedness for borrowed money or other additional liabilities; and e) change any accounting methods or practices of the Company, except for those changes required by GAAP or applicable regulatory agencies or authorities.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Reverse Stock Split

At a Special Meeting of Stockholders held on December 13, 2019, our stockholders authorized our Board, in its discretion, to amend our certificate of incorporation, as amended, to effect a reverse split of our outstanding common stock at a ratio between one-for-five (1:5) and one-for-fifteen (1:15), with such final ratio to be determined by the Board following the special meeting (the “Reverse Stock Split”). On January 14, 2020, the Board determined to set the Reverse Stock Split ratio at one-for-ten (1:10) and approved the final form of the certificate of amendment to our certificate of incorporation to effectuate the Reverse Stock Split, which was filed with the Secretary of State of the State of Delaware on January 14, 2020. The Reverse Stock Split became effective in accordance with the terms of the certificate of amendment at 12:01a.m. Eastern Time on Wednesday, January 15, 2020, at which time every ten (10) shares of common stock issued and outstanding automatically combined into one (1) share of issued and outstanding common stock, without any change in the par value per share. Fractional shares were not issued as a result of the Reverse Stock Split. Instead, any fractional shares of our common stock that would have otherwise resulted from the Reverse Stock Split were rounded up to the nearest whole share.

The Reverse Stock Split resulted in a proportionate adjustment to the per share exercise price and the number of shares of common stock issuable upon the exercise of our outstanding stock options and warrants, as well as the number of shares of common stock eligible for issuance under the Interpace Biosciences, Inc. 2019 Equity Incentive Plan and the Interpace Biosciences, Inc. Employee Stock Purchase Plan.

Except as otherwise indicated, all share and per share information herein gives effect to the Reverse Stock Split.

Appointment of Chairman of the Board of Directors

On April 16, 2020, Robert Gorman was elected to serve as the Company’s Chairman of the Board of Directors (the “Board”) by the Nominating and Corporate Governance Committee of the Board. Mr. Gorman previously served in a consulting role for the Company under an agreement dated January 29, 2020; such consulting agreement is effectively terminated with his appointment as Chairman. Mr. Gorman shall serve as Chairman through the anniversary date of his appointment and continuing thereafter so long as he is elected as a member of the Board by the Company’s shareholders.

Available Information

We maintain an internet website at www.interpace.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Investor Relations” portion of our website, as soon as reasonably practicable after they are filed with the SEC. The content contained in, or that can be accessed through, our website is not incorporated into this Form 10-K.

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

Risks Related to our Business

Adverse Impact of Coronavirus (COVID-19) Pandemic

The world is currently suffering a coronavirus (COVID-19) pandemic which is resulting in social distancing, travel bans and quarantines. Currently volume of testing in our clinical services labs has substantially slowed and we have furloughed a significant number of employees as a result of reductions in customer demand. Our pharma services customers have indicated that there could be a slowdown in clinical trials but thus far volume has not suffered. The extent to which the COVID-19 pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In particular, the continued spread of the coronavirus globally is adversely affecting global economies and financial markets resulting in an economic downturn which could materially and adversely impact our operations including, without limitation, the functioning of our laboratories, the availability of supplies including reagents, the progress and data collection of our pharma services, demand for our services and travel, customer demand and employee health and availability. Additionally, laying off or furloughing employees may result in our losing critical employees that we will need to replace when our business returns as expected. Not furloughing personnel before volume drops or if volume drops more than expected may mean that we are not able to reduce cost quickly enough to meet our plans or preserve cash. It appears likely that the COVID-19 pandemic will have an adverse impact on our revenue, results of operations and financial condition.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

We have a history of operating losses, and our clinical and pharma services have generated limited revenue. We expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

For the year ended December 31, 2019, we had a net loss of $26.7 million and as of December 31, 2019, we had an accumulated deficit of $168.2 million. Although we expect our revenue to grow in the future, there can be no assurance that we will achieve revenue sufficient to offset expenses. Over the next several years, we expect to (i) continue to devote resources to increase adoption of, and reimbursement for, our clinical services tests and assays and to use our bioinformatics data to develop and enhance our clinical services products and services, (ii) leverage and invest in our pharma services to expand and enhance our pharma services and (iii) develop and acquire additional products and services. However, our business may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could have a material adverse effect on our business, financial condition and results of operations, as well as cause the market price of our common stock to decline.

We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We began commercial sales of our molecular diagnostic tests in late 2014. On July 15, 2019, we acquired the Biopharma Business from the secured creditors of CGI and Gentris. We conduct our business through our wholly-owned subsidiaries, Interpace Diagnostics, LLC, which was formed in Delaware in 2013, Interpace Diagnostics Corporation (formerly known as RedPath Integrated Pathology, Inc.), which was formed in Delaware in 2007, and Interpace BioPharma, Inc., which was formed in Delaware in 2019. On November 12, 2019 we changed the name of Interpace Diagnostics Group, Inc. to Interpace Biosciences, Inc. and that of our newly-formed subsidiary, Interpace BioPharma, Inc. to Interpace Pharma Solutions, Inc. Consequently, any evaluations about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history.

Our quarterly and annual revenues and operating results may vary which may cause the price of our common stock to fluctuate.

Our quarterly and annual operating results may vary as a result of a number of factors, including:

●	uncertainty of cash collections which could impact or affect net realizable values of sales of our tests and services;

●	inability of one or more of our laboratories to perform tests;

●	progress or lack of progress in developing and commercializing tests and services;

●	favorable or unfavorable decisions about our tests or services from government regulators, insurances companies, customers, or other their party payers;

●	the commencement, delay, cancellation or completion of sales and marketing programs;

●	timing and amount of expenses for implementing new programs and accuracy of estimates of resources required for ongoing programs;

●	adoption of and coverage and reimbursement for our tests;

●	changes in our relationships with key collaborators, suppliers, customers and third parties;

●	fluctuations in net revenue due to changes in the valuation of our patient accounts;

●	periodic stock-based compensation and awards;

●	mark to market fluctuations in the valuation of our warrant liabilities;

Interpace Biosciences, Inc.

Annual Report on Form 10-K

●	changes in valuation for contingent consideration related to acquired assets;

●	fluctuations in R&D, business development and spending for clinical trials;

●	timing and integration of any acquisitions; and

●	changes in regulations related to diagnostics, pharmaceutical, biotechnology and healthcare companies.

We believe that quarterly, and in certain instances annual, comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Fluctuations in quarterly and annual results could materially and adversely affect the market price of our common stock in a manner unrelated to our long-term operating performance.

We depend on sales and reimbursements from our clinical services for more than 50% of our revenue, and we will need to generate sufficient revenue from these and other products and/or solutions that we develop or acquire to grow our business.

More than 50% of our revenue is derived from our clinical services. We have molecular diagnostics tests and complimentary service extensions that are in development, but there can be no assurance that we will be able to successfully commercialize or sufficiently grow those tests. If we are unable to increase sales of our molecular diagnostic tests, expand reimbursement for these tests, or successfully develop and commercialize other molecular diagnostic tests, our revenue and our ability to achieve and sustain profitability would be impaired, and this could have a material adverse effect on our business, financial condition and results of operations, and the market price of our common stock could decline.

We rely on third-parties to process and transmit claims to payers for our clinical services, and any delay in processing or transmitting could have an adverse effect on our revenue and financial condition.

We rely on third-parties to provide overall processing of claims and to transmit actual claims to payers based on specific payer billing formats. As of February 2019, we transitioned third party processors to handle all claim submissions and corresponding collections for our clinical services. We continue to rely on the original third party processor for the collection of those amounts billed through December 31, 2018. We believe the transition to the new third party processor resulted in lower cash collection rates in 2019. We estimate the lower collection rate resulted in a net revenue reduction of $5.2 million for 2019. With this transition to the new third-party processor, there can be no assurance that we will not experience additional interruptions or collection delays with our 2020 billings, an occurrence of which may adversely impact our revenue and financial condition. If claims for our clinical services are not submitted to payers on a timely basis, or if we are again required to switch to a different third-party processor to handle claim submissions, we may experience delays in our ability to process claims and receive payment from payers, which could have a material adverse effect on our business, financial condition and results of operations.

Due to how we recognize revenue, our quarterly revenue and operating results are likely to fluctuate.

We adopted Financial Accounting Standards Board (“FASB”) ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (or “ASC 606”) effective January 1, 2018. As of this date, all revenue is recognized on the accrual basis, based upon actual collection histories for tests and services and respective payers or payer groups. Due to this change in accounting and the estimations required under ASC 606, our quarterly revenue and operating results are likely to fluctuate. As we recognize revenue from payers under ASC 606, we may subsequently determine that certain judgments underlying estimated reimbursement change, or that the estimates we used at the time we accrued such revenue vary materially from the actual reimbursements subsequently realized, and our financial results could be negatively impacted in future quarters. We experienced an adjustment in our estimate for variable consideration under ASC 606 during the fourth quarter of 2019 which resulted in a $5.2 million reduction in revenue recognized year to date.

As a result, comparing our operating results on a period-to-period basis may be difficult due to fluctuations resulting from the estimation process under ASC 606 and such comparisons may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, these fluctuations in revenue may make it difficult in the near term for us, research analysts and investors to accurately forecast our revenue and operating results. If our revenue or operating results fall below consensus expectations, the price of our common stock would likely decline.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

A deterioration in the collectability of our accounts receivable could have a material adverse effect on our business, financial condition and results of operations.

Collection of accounts receivable from third-party payers and clients is critical to our operating performance. Our primary collection risks are (i) the risk of overestimating our net revenue at the time of billing, which may result in us receiving less than the recorded receivable, (ii) the risk of non-payment as a result of denied claims, (iii) in certain states, the risk that clients will fail to remit insurance payments to us when the commercial insurance company pays out-of-network claims directly to the client and (iv) resource and capacity constraints that may prevent us from handling the volume of billing and collection issues in a timely manner. Additionally, our ability to hire and retain experienced personnel affects our ability to bill and collect accounts in a timely manner. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectability of the client accounts and factor them into our estimation of collectability as warranted. Significant changes in business operations, payer mix or economic conditions, including changes resulting from legislation or other health reform efforts (including to repeal or significantly change the Affordable Care Act), could affect our collection of accounts receivable, cash flows and results of operations. In addition, increased client concentration in states that permit commercial insurance companies to pay out-of-network claims directly to the client instead of the provider, could adversely affect our collection of receivables. Unexpected changes in reimbursement rates by third-party payers could have a material adverse effect on our business, financial condition and results of operations.

Our inability to finance our business on acceptable terms in the future may limit our ability to develop and commercialize products and services and grow our business.

Our business is not currently operating on a cash flow breakeven or positive basis, and as a result, we may need to finance our business in the future through collaborations, equity offerings, debt financings, licensing arrangements or other dilutive or non-dilutive means. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing additional equity securities, dilution to our stockholders could result. In other instances, the incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, limitations on our ability to enter into mergers or acquisition of assets, and other operating restrictions that could adversely affect our ability to conduct our business.

Our future inability to comply with financial covenants under our current line of credit facility and a future inability to comply with our debt obligations could result in our creditors declaring all amounts owed to them due and payable with immediate effect, or result in the collection of collateral by the creditor, both of which would have an adverse material impact on our business and our ability to continue operations

We entered into a Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”), providing for up to $4.0 million of debt financing consisting of a term loan (the “Term Loan”) of up to $850,000 and a revolving line of credit based on our outstanding accounts receivable (the “Revolving Line”) of up to $3.75 million. The Revolving Line and the Term Loan are both secured by a first priority lien on all our assets, except for intellectual property. We may not sell or encumber our intellectual property without SVB’s prior written consent (a negative pledge).

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

As of December 31, 2019, there was a $3.0 million balance owed on the Revolving Line and we were in violation of a financial covenant for the month of December for which we received a waiver from SVB. As of April 17, 2020, we had $3.4 million outstanding under the Revolving Line and we are in compliance with our financial covenants.

The impact of the COVID-19 pandemic could have a significant material negative impact on our operations, which in future periods could result in doubt of our ability to continue as a going concern.

We believe that the COVID-19 pandemic will adversely impact our results of operations, cash flows and financial condition for the first and second quarters of fiscal 2020 and possibly beyond. We continue to monitor the rapidly evolving situation and guidance from authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these dynamic circumstances, there may be developments outside our control requiring us to adjust our operating plan. Such developments in the COVID-19 pandemic in future periods, when assessed by us, could result in doubt of our ability to continue as a going concern.

Risks Related to our Preferred Stock

We have issued and may issue additional preferred stock in the future, and the terms of the preferred stock may reduce the value of our common stock.

We are authorized to issue up to five million shares of preferred stock in one or more series. Our Board may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue additional preferred stock, it could affect stockholder rights or reduce the market value of our outstanding common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. As of March 20, 2020, we have designated, issued and sold an aggregate of 47,000 outstanding shares of Series B Preferred Stock.

Two private equity firms and their affiliate’s control, on an as-converted basis, an aggregate of 66% of our outstanding shares of common stock through their holdings of our Series B Preferred Stock, and this concentration of ownership along with their authority for designation rights for a majority of our directors will have a substantial influence on our decisions.

Ampersand holds 28,000 shares of our Series B Preferred Stock and 1315 Capital holds 19,000 shares of Series B Preferred Stock. Accordingly, as of March 20, 2020, on an as converted basis, Ampersand and its affiliates beneficially own 39.4% of the Company’s outstanding common stock of 4,025,104 and 1315 Capital and its affiliates beneficially own 26.7%. The sale by such holders of one or more large blocks of our common stock could have a negative impact on the market price of our common stock.

These stockholders, acting together, have control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. Holders of Series B Preferred Stock were granted director designation rights over a majority of our Board. Accordingly, these stockholders, acting together, have significant influence over our management and affairs. This concentration of ownership might harm the market price of our common stock by delaying, deterring or preventing a change in control, making make some transactions more difficult or impossible to complete without the support of these shareholders, regardless of the impact of this transaction on our other shareholders. Such ownership interests could effectively deter a third party from making an offer to buy us, which might involve a premium over our current stock price or other benefits for our stockholders, or otherwise prevent changes in the control or management. For example, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

The holders of our Series B Preferred Stock have preferential rights that may be adverse to holders of our common stock.

The holders of our Series B Preferred Stock have preferential rights with respect to distributions upon a liquidation of the Company, including certain business combinations deemed to be a liquidation. Accordingly, no distributions upon liquidation may be made to the holders of common stock until the holders of the Series B Preferred Stock have been paid their liquidation preference. As a result, it is possible that, on liquidation, all amounts available for the holders of equity of the Company would be paid to the holders of Series B Preferred Stock, and that the holders of common stock would not receive any payment. In addition, the holders of Series B Preferred Stock have the right to approve certain actions of the Company.

In April 2020, the holders of our Series B Preferred Stock consented to, and agreed to vote (by proxy or otherwise) their Series B Preferred Stock in favor of any “Fundamental Action” taken by the Company as determined by the Company’s Board of Directors. “Fundamental Actions” include the Company’s ability to a) authorize, create or issue any debt securities for borrowed money or funded debt; b) merge with or acquire all or substantially all of the assets of one or more other companies or entities with a value in excess of $20 million; c) transfer, by sale, exclusive license or otherwise, material intellectual property rights of the Company or any of its direct or indirect subsidiaries, other than those accomplished in the ordinary course of business; d) declare or pay any cash dividend or make any cash distribution on any equity interests of the Company other than the Series B Shares; d) incur any additional individual debt, indebtedness for borrowed money or other additional liabilities; and e) change any accounting methods or practices of the Company, except for those changes required by GAAP or applicable regulatory agencies or authorities.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Risks Related to our Clinical Services

Billing for our clinical services tests is complex, and we must dedicate substantial time and resources to the billing process to be paid for our clinical services tests.

Billing for clinical services is complex, time consuming and expensive. Depending on the billing arrangement and applicable law, we bill various payers, including Medicare, insurance companies and patients, all of which have different billing requirements. To the extent laws or contracts require us to bill patient co-payments or co-insurance, we must also comply with these requirements. We may also face increased risk in our collection efforts, including write-offs of doubtful accounts and long collection cycles, which could have a material adverse effect on our clinical services, results of operations and financial condition. Among others, the following factors make the billing process complex:

●	differences between the list price for our molecular diagnostic tests and the reimbursement rates of payers;

●	compliance with complex Federal and State regulations related to billing Medicare;

●	disputes among payers as to which party is responsible for payment;

●	differences in coverage among payers and the effect of patient co-payments or co-insurance;

●	differences in information and billing requirements among payers;

●	incorrect or missing billing information;

●	the resources required to manage the billing and claims appeals process including those of our billing service providers;

●	our inability to bill timely and accurate requisitions and process denials efficiently may result in delayed collections and reduced reimbursement rates; and

●	the overall performance and effectiveness of our billing service providers.

As we grow and introduce new clinical services tests and other services, we will likely need to add new codes to our billing process as well as our financial reporting systems. Failure or delays in effecting these changes in external billing and internal systems and processes could negatively affect our revenue and cash flow from our clinical services. Additionally, our billing activities require us to implement compliance procedures and oversight, train and monitor our employees or contractors, challenge coverage and payment denials, assist patients in appealing claims, and undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Payers also conduct external audits to evaluate payments, which add further complexity to the billing process. These billing complexities, and the related uncertainty in obtaining payment for our diagnostic solutions, could negatively affect our revenue and cash flow, our ability to achieve profitability, and the consistency and comparability of our results of operations.

We depend on a few payers for a significant portion of our revenue for our clinical services, and if one or more significant payers stops providing reimbursement or decreases the amount of reimbursement for our tests, our revenue could decline.

Revenue for clinical services tests performed on patients covered by Medicare was approximately 44% of our revenue for the fiscal year ended December 31, 2019. The percentage of our revenue derived from significant payers for our clinical services tests is expected to fluctuate from period to period as our revenue increases, as additional payers provide reimbursement for such tests, and in the event that one or more payers were to stop reimbursing for our clinical services tests or change their reimbursement amounts.

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

Our PancraGEN®, ThyraMIR® and ThyGeNEXT® tests are reimbursed by Medicare based on applicable CPT codes. RespriDx® is currently only covered by the Medicare Advantage program and our BarreGEN® assay is not reimbursed at all. Any future reductions from the current reimbursement rates for our clinical services tests would have a material adverse effect on business and results of operations.

Although we have entered into contracts with certain third-party payers which establish allowable rates of reimbursement for our clinical services tests, payers may suspend or discontinue reimbursement at any time, may require or increase co-payments from patients, or may reduce the reimbursement rates paid to us. Any such actions could have a negative effect on our revenue for our clinical services tests.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

If payers do not provide reimbursement, rescind or modify their reimbursement policies or delay payments for clinical services, or if we are unable to successfully negotiate additional reimbursement contracts for our clinical services tests, our commercial success could be compromised.

Physicians may generally not order our clinical services tests unless payers reimburse a substantial portion of the test price. There is uncertainty concerning third-party reimbursement of any test incorporating new molecular diagnostic technology. Reimbursement by a payer may depend on a number of factors, including a payer’s determination that tests such as our molecular diagnostic tests are: (a) not experimental or investigational; (b) pre-authorized and appropriate for the patient; (c) cost-effective; (d) supported by peer-reviewed publications; and (e) included in clinical practice guidelines. Since each payer generally makes its own decision as to whether to establish a policy or enter into a contract to reimburse our clinical services tests, seeking these approvals is a time-consuming and costly process. Although we have contracted rates of reimbursement with certain payers, which establishes allowable rates of reimbursement for our PancraGEN®, ThyGeNEXT®, ThyraMIR® and RespriDx® assays, payers may suspend or discontinue reimbursement at any time, may require or increase co-payments from patients, may impose pre-authorization requirements or may reduce the reimbursement rates paid to us. Any such actions could have a negative effect on our revenue for our clinical services tests.

We have contracted rates of reimbursement with select payers for PancraGEN®, ThyGeNEXT® and ThyraMIR® and to a limited extent, RespriDx®. Without a contracted rate for reimbursement, claims may be denied upon submission, and we may need to appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. We expect to continue to focus resources on increasing adoption of and coverage and reimbursement for our molecular diagnostic tests. We cannot, however, predict whether, under what circumstances, or at what payment levels payers will reimburse us for our molecular diagnostic tests, if at all. In addition to our current commercial products on the market and in our pipeline, the launch of any new molecular diagnostic tests in the future may require that we expend substantial time and resources in order to obtain and retain reimbursement. Also, payer consolidation can create uncertainty as to whether coverage and contracts with existing payers will even remain in effect. Finally, commercial payers may tie their allowable rates to Medicare rates, and should Medicare reduce their rates, we may be negatively impacted. If we fail to establish broad adoption of and reimbursement for our assays, or if we are unable to maintain existing reimbursement from payers, our ability to generate revenue for our clinical services tests could be harmed and this could have a material adverse effect on our business, financial condition and results of operations.

We may experience a reduction in revenue if physicians decide not to order our clinical services tests.

If we are unable to create or maintain sufficient demand for our clinical services tests or if we are unable to expand our product offerings, we may not become profitable. To generate demand, we will need to continue to educate physicians and the medical community on the value and benefits of our clinical services tests in order to change clinical practices through clinical trials, published papers, presentations at scientific conferences and one-on-one education by our commercial sales force, which are costly and time-consuming. In addition, our ability to obtain and maintain adequate reimbursement from third-party payers for our clinical services tests will be critical to generating revenue.

In many cases, practice guidelines in the United States have recommended therapies or surgery to determine if a patient’s condition is malignant or benign. Accordingly, physicians may be reluctant to order a diagnostic test that may suggest surgery is unnecessary. In addition, our assays are performed at our laboratories rather than by a pathologist in a local laboratory, so pathologists may be reluctant to support our tests. Moreover, guidelines for the diagnosis and treatment of thyroid nodules may change to recommend another type of treatment protocol, and these changes may result in medical practitioners deciding not to use our molecular diagnostic tests. These facts may make physicians reluctant to use our assays, which could limit our ability to generate revenue from our clinical services tests and achieve profitability, which could have a material adverse effect on our business, financial condition and results of operations.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

We may experience a reduction in revenue if patients decide not to use our clinical services tests.

Some patients may decide not to use our clinical services tests due to price, all or part of which may be payable directly by the patient if the patient’s insurer denies reimbursement in full or in part. Many insurers seek to shift more of the cost of healthcare to patients in the form of higher deductibles, co-payments, or premiums. In addition, the economic environment in the United States may result in the loss of healthcare coverage. Implementation of provisions of PPACA provided coverage for patients, particularly in the individual market, who were previously either uninsured or faced high premiums. However, premiums for many of the plans participating in the exchanges established as part of this legislation have increased and some health plans have chosen to drop out of these networks in specific markets or the program altogether. In addition, President Trump has announced that he favors repealing PPACA. In 2018, Congress passed legislation revising certain provisions of PPACA and federal agencies also have issued final rules to repeal or revise regulations governing the implementation of certain provisions of PPACA which may negatively impact our revenues. Also in 2018, in Texas v. U.S., states and individual plaintiffs sued the federal government seeking to have the PPACA struck down. The trial court held that the provision related to individual coverage requirements or the individual mandate was unconstitutional. In December 2019, the U.S. Court of Appeals for the 5th Circuit affirmed the trial court’s decision and sent the case back to the trial court. In the interim, parties supporting the PPACA sought expedited review by the U.S. Supreme Court; however, the Court did not expedite the case, and it remains unknown whether it will consider the case in its next term in the fall of 2020. Overall, the scope and timing of any further legislation, judicial action or federal regulations to limit, revise, or replace PPACA or regulations governing its implementation is uncertain, but if enacted could have a significant impact on the U.S. healthcare system and our revenues. These events may result in an increase of uninsured patients, increases in premiums, and reductions in coverage for some patients. Patients may therefore delay or forego medical checkups or treatment due to their inability to pay for our clinical services tests, which could have a negative effect on our revenues. We do have a Patient Assistance Program that allows eligible patients to apply for assistance in covering a portion of their out of pocket obligation or all costs for claims denied as non-covered for our clinical services tests if they meet the criteria for participation.

If our clinical services tests do not perform as expected, we may not be able to achieve widespread market adoption among physicians, which would cause our operating results, reputation, and business to suffer.

Our success depends on the market’s confidence that we can provide reliable, high-quality molecular information products. There is no guarantee that the accuracy and reproducibility we have demonstrated to date will continue, particularly for clinical samples, as our test volume increases. We believe that our customers are likely to be particularly sensitive to product defects and errors, including if our products fail to detect genomic alterations with high accuracy from clinical specimens or if we fail to list, or inaccurately include, certain treatment options and available clinical trials in our product reports. As a result, the failure of our products to perform as expected would significantly impair our operating results and our reputation. We may be subject to legal claims arising from any defects or errors in our clinical services tests.

Our profitability will be impaired by our obligations to make royalty and milestone payments to our licensors for our clinical services tests.

In connection with our acquisition of certain assets of Asuragen in 2014, we currently license certain patents and know-how from Asuragen relating to (i) miRInform® thyroid and pancreas cancer diagnostic tests and other tests in development for thyroid cancer (the “Asuragen License Agreement”), and (ii) the sale of diagnostic devices and the performance of certain services relating to thyroid cancer (the “CPRIT License Agreement”). Pursuant to the Asuragen License Agreement and the CPRIT License Agreement, we are obligated to make certain royalty and milestone payments to Asuragen and the Cancer Prevention & Research Institute of Texas, or CPRIT. Under the Asuragen License Agreement, we are obligated to pay royalties on the future net sales of tests utilizing the miRInform® thyroid platform (i.e. ThyGeNEXT®), potentially on certain other thyroid diagnostics tests and potentially on other tests in development for thyroid cancer. A similar obligation exists if we elect to launch any molecular tests utilizing the miRInform® pancreas platform. We are also required by the CPRIT License Agreement with Asuragen to make certain related royalty payments to CPRIT. We have been in discussions with CPRIT regarding royalty payments and no assurances can be given as to whether we owe such royalties and the amount thereof.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

If we materially breach or fail to perform any provision under the CPRIT License Agreement, Asuragen will have the right to terminate our license from CPRIT, and upon the effective date of such termination, our right to practice the licensed technology would end. To the extent such licensed technology rights relate to our molecular diagnostic tests currently on the market, we would expect to exercise all rights and remedies available to us, including attempting to cure any breach by us, and otherwise seek to preserve our rights under the technology licensed to us, but we may not be able to do so in a timely manner, at an acceptable cost to us or at all. Any uncured, material breach under these license agreements could result in our loss of rights to practice the technology licensed to us under these license agreements, and to the extent such rights and other technology relate to our molecular diagnostic tests currently on the market, it could have a material adverse effect on our sales and commercialization efforts for NGS-based thyroid and pancreatic cancer molecular diagnostic tests and other tests in development for thyroid cancer, and the sale of molecular diagnostic tests and the performance of certain services relating to thyroid cancer.

Under the agreement, neither party will be held responsible for a default or breach for failure or delay in performing its obligations when such failure or delay is caused by or results from events beyond reasonable control of the non-performing party, including fires, floods, earthquakes, hurricanes, embargoes, shortages, epidemics or pandemics, quarantines war, acts of war, etc.

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

Clinical utility studies show when and how to use a molecular diagnostic clinical test and describe the particular clinical situations or settings in which it can be applied and the expected results. Clinical utility studies also show the impact of the molecular diagnostic test results on patient care and management. Clinical utility studies are typically performed with collaborating oncologists or other physicians at medical centers and hospitals, analogous to a clinical trial, and generally result in peer-reviewed publications. Sales and marketing representatives use these publications to demonstrate to customers how to use a molecular diagnostic clinical test, as well as why they should use it. These publications are also used with payers to obtain coverage for a molecular diagnostic test, helping to assure there is appropriate reimbursement. We will need to conduct additional studies for our molecular diagnostic tests and other diagnostic tests we plan to introduce, to increase the market adoption and obtain coverage and adequate reimbursement. Should we not be able to perform these studies, should the costs or length of time required for these studies exceed their value, or should their results not provide clinically meaningful data and value for oncologists and other physicians, adoption of our molecular diagnostic tests could be impaired, and we may not be able to obtain coverage and adequate reimbursement for them.

We rely on sole suppliers for some of the materials used in our tests and services, and we may not be able to find replacements or transition to alternative suppliers in a timely manner.

We rely on sole suppliers for certain materials that we use to perform our tests and services, including Asuragen, for our endocrine cancer diagnostic tests pursuant to our supply agreement with them. We also purchase reagents used in our tests and services from sole-source suppliers. While we have developed alternate sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available in a timely manner. If these suppliers can no longer provide us with the materials we need to perform our tests and services, if the materials do not meet our quality specifications, or if we cannot obtain acceptable substitute materials, an interruption in test processing and services could occur. Any such interruption may directly impact our revenue and cause us to incur higher costs. In particular, the continued spread of the coronavirus globally could materially and adversely impact our operations including without limitation our supply chain, which may have a material and adverse effect on our business, financial condition and results of operations.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

We may experience problems in scaling our operations, or delays or reagent and supply shortages for our tests and services that could limit the growth of our revenue.

If we encounter difficulties in scaling our operations as a result of, among other things, quality control and quality assurance issues and availability of reagents and raw material supplies, we will likely experience reduced sales of our tests and services, increased repair or re-engineering costs, and defects and increased expenses due to switching to alternate suppliers, any of which would reduce our revenues and gross margins. Although we attempt to match our capabilities to estimates of marketplace demand, to the extent demand materially varies from our estimates, we may experience constraints in our operations and delivery capacity, which could adversely impact revenue in a given fiscal period. Should our need for raw materials and reagents used in our tests and services fluctuate, we could incur additional costs associated with either expediting or postponing delivery of those materials or reagents.

If we are unable to support demand for our tests and services, or any of our future tests, services or solutions, our business could suffer.

As demand for our tests and services grow, we will also need to continue to scale up our testing capacity and processing technology, expand customer service, billing and systems processes and enhance our internal quality assurance program. We will also need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our tests and services. We cannot assure you that increases in scale, related improvements and quality assurance will be implemented successfully or that appropriate personnel will be available. Failure to implement necessary procedures, transition to new processes or hire the necessary personnel could result in higher costs of processing tests or inability to meet demand. There can be no assurance that we will be able to perform our testing and services on a timely basis at a level consistent with demand, or that our efforts to scale our operations will not negatively affect the quality of test results. If we encounter difficulty meeting market demand or quality standards, our reputation could be harmed and our future prospects and our business could suffer, causing a material adverse effect on our business, financial condition and results of operations.

Developing new tests and related services and solutions involves a lengthy and complex process, and we may not be able to commercialize on a timely basis, or at all, other tests, assays, services and solutions under development.

Developing new tests, services and solutions will require us to devote considerable resources to research and development. We may face challenges obtaining sufficient numbers of samples to validate a newly acquired or developed test or service. In order to develop and commercialize new tests and services, we need to:

●	expend significant funds to conduct substantial research and development;

●	conduct successful analytical and clinical studies;

●	scale our laboratory processes to accommodate new tests and services; and

●	build and maintain the commercial infrastructure to market and sell new tests and services.

Typically, few research and development projects result in commercial products, and success in early clinical studies often is not replicated in later studies. At any point, we may abandon development of a test, service or solutions or we may be required to expend considerable resources repeating clinical studies, which would adversely affect the timing for generating revenue from such test, service or solution. If a clinical validation study fails to demonstrate the prospectively defined endpoints of the study or if we fail to sufficiently demonstrate analytical validity, we might choose to abandon the development of the test, service or solution which could harm our business. In addition, competitors may develop and commercialize new competing tests, services and solutions faster than us or at a lower cost, which could have a material adverse effect on our business, financial condition and results of operations.

As of April 2020, we are in the process of launching a new product line of antibody testing for the COVID-19 virus. We are currently validating a serological, or antibody, test that measures the amount of antibodies present in the blood. In response to an infection, such as COVID-19, the body develops an overall immune response to fight the infection. One component of the immune system's response is the development of antibodies that attach to the virus and help eliminate it. Antibody tests detect the body's immune response to the infection caused by the virus rather than detecting the virus itself. The FDA has issued guidance allowing companies to market serological tests that have been validated following notification to FDA. Validated antibody tests offered under the policy should, among other things, include in test reports language explaining that negative results do not rule out COVID-19 infection and that follow-up testing with a molecular diagnostic should be considered to rule out infection. There is no guarantee that we will be successful in completing development or realize any revenue or benefit from these efforts.

If we are unable to develop or acquire tests, services and solutions to keep pace with rapid technological, medical and scientific change, our operating results and competitive position in the market could be affected.

Recently, there have been numerous advances in technologies relating to diagnostics, particularly diagnostics that are based on genomic information. These advances require us to continuously develop our technology and to work to develop new solutions to keep pace with evolving standards of care. Our clinical services and pharma services could become obsolete unless we continually innovate and expand our product offerings to include new clinical applications. If we are unable to develop or acquire new tests, services and solutions or to demonstrate the applicability of our tests and services for other diseases, our sales could decline and our competitive position could be harmed.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

If we cannot enter into new clinical study collaborations, our product development and subsequent commercialization could be delayed.

In the past, we have entered into clinical study collaborations related to our tests and services, and our success in the future depends in part on our ability to enter into additional collaborations with highly regarded institutions. This can be difficult due to internal and external constraints placed on these organizations. Some organizations may limit the number of collaborations they have with any one company so as to not be perceived as biased or conflicted. Organizations may also have insufficient administrative and related infrastructure to enable collaboration with many companies at once, which can extend the time it takes to develop, negotiate and implement a collaboration. Moreover, it may take longer to obtain the samples we need which could delay our trials, publications, and product launches and reimbursement. Additionally, organizations often insist on retaining the rights to publish the clinical data resulting from the collaboration. The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for our diagnostic tests, and our inability to control when and if results are published may delay or limit our ability to derive sufficient revenue from them.

If the U.S. Food and Drug Administration changes its enforcement policy as to laboratory developed tests (LDTs) or disagrees with our position that our clinical services tests are LDTs covered by the FDA’s current enforcement discretion policy, we could be subject to a number of enforcement actions, any of which could have a material adverse effect on our clinical services and/or incur substantial costs and delays associated with trying to obtain pre-market clearance or approval and comply with applicable post-market requirements.

Clinical laboratory tests like our clinical services tests are regulated under CLIA as well as by applicable State laws and may also be subject to FDA regulation, depending on how the test is classified. For example, the FDA regulates in vitro diagnostic tests (also called in vitro devices or “IVDs”), specimen collection kits, analyte specific reagents (ASRs), and instruments used in conducting diagnostic testing. Tests that qualify as LDTs are currently subject to enforcement discretion by the FDA, but there is substantial uncertainty regarding the scope of the FDA’s enforcement discretion policy and the proper interpretation of the definition of LDTs (as set forth in the 2014 draft guidance described below, which defines LDTs as “those in vitro diagnostic devices (IVD) that are intended for clinical use and are designed, manufactured and used within a single laboratory”). In October 2014, the FDA issued two draft guidance documents: “Framework for Regulatory Oversight of Laboratory Developed Tests,” which provides an overview of how the FDA would regulate LDTs through a risk-based approach, and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests”, which provides guidance on how the FDA intends to collect information on existing LDTs, including adverse event reports. Pursuant to the Framework for Regulatory Oversight draft guidance, LDT manufacturers will be subject to medical device registration, listing, and adverse event reporting requirements. LDT manufacturers will be required to either submit a pre-market application and receive the FDA’s approval before an LDT may be marketed or submit a pre-market notification in advance of marketing. The Framework for Regulatory Oversight draft guidance states that within six months after the guidance documents are finalized, all laboratories will be required to give notice to the FDA and provide basic information concerning the nature of the LDTs offered.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

In March 2017, a draft bill “The Diagnostics Accuracy and Innovation Act” (DAIA) was introduced in Congress. The bill sought to establish a new regulatory framework for the oversight of in vitro clinical tests (“IVCTs”) which include LDTs. In 2020, Congress introduced “The Verifying Accurate, Leading-edge IVCT Development Act” (VALID) of 2020. A risk-based approach will be used to regulate IVCTs while grandfathering existing IVCTs. The new regulatory framework will include quality control and post-market reporting requirements. The FDA will have the authority to withdraw from the market IVCTs that present an unreasonable and substantial risk of severe illness or injury when used as intended. We cannot predict whether this draft bill will become law or the ultimate impact of its passage would have on our business. If the FDA implements a new framework for enforcement of its regulations against LDTs, our existing products that are classified as LDTs, if any, and/or any of our future LDTs we seek to develop and market for clinical use, we may be required to obtain pre-certification or approval before continuing to market such tests in the U.S. We may not be able to obtain such pre-certifications or approvals on a timely basis or at all. Our business could be negatively impacted as a result of commercial delay that may be caused by any new requirements.

If we are required to submit applications for our currently-marketed clinical services tests, we may be required to conduct additional studies, which may be time-consuming and costly and could result in our currently-marketed tests being withdrawn from the market. Continued compliance with the FDA’s regulations would increase the cost of conducting our clinical services, and subject us to heightened regulation by the FDA and penalties for failure to comply with these requirements. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, such as fines, product suspensions, warning letters, recalls, injunctions and other civil and criminal sanctions. Any other regulatory or legislative proposals that would increase general FDA oversight of clinical laboratories and LDTs could negatively impact our business if additional requirements are imposed. We are monitoring developments and anticipate that our clinical services products will be able to comply with requirements that are ultimately imposed by the FDA. In the meantime, we maintain our CLIA accreditation, which permits the use of LDTs for diagnostics purposes.

Similarly, notwithstanding any change in existing enforcement policies, if the FDA determines that any of our clinical services tests are IVDs, rather than LDTs and, accordingly, seeks to enforce the applicable medical device regulations against us, we could be subject to a wide range of penalties and would likely be prohibited from continuing to offer the applicable tests in interstate commerce until we have obtained FDA approval or clearance through the Premarket Approval (PMA) process or the 510(k) process, respectively, as applicable. Additionally, we could be subject to enforcement for noncompliance with the FDA’s regulations on marketing and promotional communications, manufacturing, quality and safety standards, labeling, storage, registration and listing, recordkeeping, adverse event reporting, and any other regulations applicable to IVDs. Any adverse enforcement action against us may have a material adverse effect on our clinical services and results of operations.

If we are sued for product liability or errors and omissions liability related to our tests and services, we could face substantial liabilities that exceed our resources.

The marketing, sale and use of our tests and services could lead to product liability claims if someone were to allege that the test or service failed to perform as it was designed. We may also be subject to liability for errors in the results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. A product liability or errors and omissions liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we maintain product liability and errors and omissions insurance, we cannot be certain that our insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of such claims. Any product liability or errors and omissions liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation or cause us to suspend sales of our products and solutions. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Our failure to comply with fraud and abuse laws or payer regulations could result in our being excluded from participation in Medicare, Medicaid, or other governmental payer programs, subject to fines, penalties, and repayment obligations, decrease our revenues and adversely affect our results of operations and financial condition for our clinical services.

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

Risks Related to our Pharma Services (the Biopharma Business Acquired from CGI in July 2019)

We may not realize all of the anticipated benefits of the acquisition of the Biopharma Business or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating the Biopharma Business.

Our ability to realize the anticipated benefits of the acquisition of the Biopharma Business depends, to a large extent, on our ability to integrate it successfully. The combination and integration of two independent operations is a complex, costly and time-consuming process. As a result, we have been required and are continuing to devote significant management attention and resources to integrating the business practices and operations of the Biopharma Business with our existing clinical services practices and operations. The integration process, which includes consolidating and/or moving laboratory and headquarter locations, may disrupt the operations and, if implemented ineffectively or if impacted by unforeseen negative economic or market conditions or other factors, we may not realize the full anticipated benefits of the acquisition. Our failure to meet the challenges involved in integrating the two operations to realize the anticipated benefits of such acquisition could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.

In addition, the overall integration of the operations may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention. The difficulties of combining the operations include but are not limited to:

●	diversion of management’s attention from the management of daily operations to integration matters;

●	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining the Biopharma Business with our existing clinical services operations;

●	difficulties entering new markets or new laboratory or data management services where we have no or limited direct prior experience;

●	difficulties in the integration of operations and systems;

●	difficulties or delays in consolidating and/or moving laboratory and headquarter locations;

●	difficulties in the assimilation of employees and in the retention of key employees;

●	difficulties in retaining employees who may be vital to the integration of departments, information technology systems, including accounting systems, technologies, books and records, and procedures, and maintaining uniform standards, such as internal accounting controls, procedures, and policies;

●	difficulties in the assimilation of different corporate cultures and business practices;

●	difficulties in managing the expanded operations of a significantly larger and more complex company;

●	potential deterioration in the sales and revenues of the tests and services of the Biopharma Business;

●	costs and expenses associated with successfully executing the terms and conditions of the transition services agreement with CGI;

●	costs and expenses associated with any undisclosed or potential liabilities;

●	successfully managing relationships with our new strategic partners, suppliers and customer base; and

●	challenges in maintaining existing, and establishing new business relationships.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Many of these factors are outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and our results of operations. In addition, even if the operations of our existing clinical services operations and the Biopharma Business are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

Furthermore, additional unanticipated costs which may be incurred in the continuing integration of operations or unanticipated increases in expenses unrelated to the acquisition of the Biopharma Business may offset the expected benefits from the acquisition of the Biopharma Business. In addition, the Company’s acquisition of the Biopharma Business has resulted in the incurrence of additional amortization expenses related to intangible assets, which could have a material adverse effect on the Company’s financial condition, operating results, and cash flow. Further, the acquisition of the Biopharma Business resulted in the Company recording significant goodwill and other assets, and we may be required to incur impairment charges, which could adversely affect our consolidated financial position and results of operations. All of these factors could decrease or delay the expected accretive effect of the Biopharma Business acquisition and negatively impact our business, financial condition and results of operations. As a result, we cannot be certain that the integration process and resulting combined operations will result in the realization of the full benefits anticipated from the acquisition.

Our results of operations following the acquisition of the Biopharma Business may be affected by factors different from those previously affecting the results of our operations and the Biopharma Business may not achieve comparable levels of revenues, profitability or productivity that existed prior to the acquisition, which could harm our business, financial condition or results of operations.

Our business prior to the acquisition of the Biopharma Business and our business after the acquisition of the Biopharma Business differ in certain respects and, accordingly, our results of operations and the market price of our common stock may be affected by factors different from those affecting our results of operations prior to the acquisition of the Biopharma Business. In addition, once fully integrated, the Biopharma Business may not achieve comparable levels of revenues, profitability or productivity that existed prior to the acquisition or otherwise perform as expected. The occurrence of any of these events could harm our business, financial condition or results of operations.

If we are unable to increase sales of the tests and services in our pharma services or to successfully develop and commercialize other proprietary tests in our pharma services, we may be unable to achieve profitability.

Our pharma services provide pharmaceutical and biotech companies, universities and contract research organizations performing clinical trials with lab testing services for patient stratification and treatment selection through an extensive suite of molecular- and biomarker-based testing services, DNA- and RNA- extraction and customized assay development and trial design consultation. It is unclear whether we will be able to maintain and grow the number of customers who will avail themselves of our tests and services, or how regular a flow of business we will be able to obtain from existing customers. If we are unable to increase sales of our tests and services or to successfully develop, validate and commercialize other diagnostic tests and services, our pharma services may not produce sufficient revenues to become profitable.

If pharmaceutical and biotech companies, universities and contract research organizations performing clinical trials decide not to use our diagnostic tests and services, we may be unable to generate sufficient revenue to sustain our pharma services.

To generate demand for our pharma services, we need to educate pharmaceutical and biotech companies, universities and contract research organizations performing clinical trials on the utility of our tests and services to improve the outcomes of clinical trials for new oncology drugs and more rapidly advance targeted therapies through the clinical development process through published papers, presentations at scientific conferences and one-on-one education sessions by members of our sales force. We may need to hire additional commercial, scientific, technical and other personnel to support this process. If we cannot convince pharmaceutical and biotech companies, universities and contract research organizations performing clinical trials to order our diagnostic tests and services or other future tests and services we develop, we will likely be unable to create demand for our tests and services in sufficient volume for us to achieve sustained profitability of our pharma services.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

As a result of our pharma services, our quarterly operating results may be subject to significant fluctuations and may be difficult to forecast.

The nature of the services of our pharma services is that they tend to come in relatively large projects but episodically, rather than providing steady sources of revenues. The timing, size and duration of our contracts with our customers depend on the size, pace and duration of such customer’s clinical trial, over which we have no control and sometimes limited visibility. In addition, our expense levels are based, in part, on expectation of future revenue levels. A shortfall in expected revenue could, therefore, result in a disproportionate decrease in our net income. As a result, our quarterly operating results may be subject to significant fluctuations and may be difficult to forecast.

If we fail to perform our pharma services in accordance with contractual and regulatory requirements, and ethical considerations, we could be subject to significant costs or liability.

Through our pharma services offerings, we contract with pharmaceutical and biotech companies, universities and contract research organizations performing clinical trials to perform lab testing services for patient stratification and treatment selection through an extensive suite of molecular- and biomarker-based testing services, DNA- and RNA- extraction and customized assay development and trial design consultation. Such services are complex and subject to contractual requirements, regulatory standards and ethical considerations. If we fail to perform our services in accordance with these requirements, standards, and considerations regulatory authorities may take action against us or our customers. Such actions may include failure of such regulatory authority to grant marketing approval of our customers’ products, imposition of holds or delays, suspension or withdrawal of clearances or approvals, rejection of data collected, laboratory license revocation, product recalls, operational restrictions, civil or criminal penalties or prosecutions, damages or fines. Any such action could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to our Operations

The loss of members of our senior management team or our inability to attract and retain key personnel could adversely affect our business.

As a small company with less than 200 employees, the success of our business depends largely on the skills, experience and performance of members of our senior management team, including our chief executive officer and chief commercial officer, and others in key management positions. The efforts of these persons will be critical to us as we continue to grow our clinical services and develop and/or acquire additional molecular diagnostic tests, and increase or maintain pharma services tests and service revenue or to successfully develop and commercialize other pharma services proprietary tests and services. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy. In addition, our commercial laboratory operations depend on our ability to attract and retain highly skilled scientists, including licensed clinical laboratory scientists. We may not be able to attract or retain qualified scientists and technicians in the future due to the competition for qualified personnel, and we may have to pay higher salaries to attract and retain qualified personnel. We may also be at a disadvantage in recruiting and retaining key personnel as our small size, limited resources, and limited liquidity may be viewed as providing a less stable environment, with fewer opportunities than would be the case at one of our larger competitors. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our clinical laboratory and commercialization.

If we lose the support of key opinion leaders or KOL’s, it may limit our revenue growth from our tests or services and our ability to achieve profitability.

We have established relationships with leading oncology opinion leaders at premier cancer institutions and oncology networks. If these key opinion leaders determine that our existing products and services or other products and services that we develop are not clinically effective, that alternative technologies are more effective, or if they elect to use internally developed products, we would encounter significant difficulty validating our testing platform, driving adoption, or establishing our tests as a standard of care, which would limit our revenue growth and our ability to achieve profitability.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

Although we have been selling commercial products since 2014, genomic diagnostics and pharma services are new areas of science, and we continue to focus and refine our efforts to sell, market and receive reimbursement for our clinical service products and to leverage our bioinformatics data. We may not be able to market, sell, or distribute our existing products or services or other products or services we may develop effectively enough to support our planned growth.

Our future sales will depend in large part on our ability to develop, and substantially expand, our sales force and to increase the scope of our marketing efforts. Our target market of physicians is a large and diverse market. As a result, we believe it is necessary to develop a sales force that includes sales representatives with specific technical backgrounds. We will also need to attract and develop marketing personnel with industry expertise. Competition for such employees is intense. We may not be able to attract and retain personnel or be able to build an efficient and effective sales and marketing force, which could negatively impact sales and market acceptance of our products and services and limit our revenue growth and potential profitability.

Our expected future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees. Our future financial performance and our ability to commercialize our products and leverage our data and to compete effectively will depend in part on our ability to manage this potential future growth effectively, without compromising quality.

If our sales force is less successful than anticipated, our business expansion plans could suffer and our ability to generate revenues could be diminished. In addition, we have limited history selling our clinical services tests on a direct basis and operating our pharma services, and leveraging our bioinformatics data and our limited history makes forecasting difficult.

If our sales force is not successful, or new additions to our sales team fail to gain traction among our customers, we may not be able to increase market awareness and sales of our molecular diagnostic tests and pharma services. If we fail to establish our clinical services tests and pharma services in the marketplace, it could have a negative effect on our ability to sell subsequent products or services and hinder the desired expansion of our business. We have growing, however limited, historical experience forecasting the direct sales of our clinical services products, and no prior history operating our pharma services. Our ability to produce product quantities that meet customer demand is dependent upon our ability to forecast accurately and plan production accordingly.

If we are unable to compete successfully in the markets our clinical services and pharma services operate in, we may be unable to increase or sustain our revenue or achieve profitability.

We compete with physicians and the medical community who use traditional methods to diagnose gastrointestinal, endocrine and lung cancers and to conduct clinical trials. In many cases, practice guidelines in the United States have recommended non molecular testing like cytology or diagnostic surgery to determine if a patient’s condition is malignant or benign. As a result, we believe that we will need to continue to educate physicians and the medical community on the value and benefits of our clinical services tests in order to impact clinical practices. In addition, we face competition from other companies that offer diagnostic tests. Specifically, in regard to our thyroid diagnostic tests, Veracyte has thyroid nodule cancer diagnostic tests which are currently on the market that compete with our ThyGeNEXT® and ThyraMIR® tests. Quest currently offers Veracyte’s tests via a co-marketing agreement, and CBL is offering a diagnostic test performed via the University of Pittsburgh Medical Center (UPMC) that analyzes genetic alterations using next-generation sequencing mutation panel for pancreatic cysts. While we do not believe we currently have significant direct competition for PancraGEN® in the gastrointestinal market, technology such as a next-generation sequencing mutation panel could in the future lead to increased competition.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

It is also possible that we face future competition from laboratory developed tests, or LDTs, developed by commercial laboratories such as Quest and/or other diagnostic companies developing new molecular diagnostic tests or technologies. Furthermore, we may be subject to competition as a result of the new, unforeseen technologies that can be developed by our competitors in the gastrointestinal and endocrine cancer molecular diagnostic testing space. To compete successfully, we must be able to demonstrate, among other things, that our test results are accurate and cost effective, and we must secure a meaningful level of reimbursement for our tests. Since our clinical services began in 2014, many of our potential competitors have stronger brand recognition and greater financial capabilities than we do. Others may develop a test with a lower price than ours that could be viewed by physicians and payers as functionally equivalent to our molecular diagnostic tests or offer a test at prices designed to promote market penetration, which could force us to lower the price of our clinical services tests and affect our ability to achieve and maintain profitability. If we are unable to compete successfully against current and future competitors, we may be unable to increase market acceptance of our clinical services tests and overall sales, which could prevent us from increasing our revenue or achieving profitability and cause the market price of our common stock to decline. As we add new clinical services tests and other products and services, we will likely face many of these same competitive risks that we do currently.

With respect to our pharma services, we also face competition from companies that currently offer or are developing products to profile genes, gene expression or protein biomarkers in various cancers. Precision medicine is a new area of science, and we cannot predict what tests others will develop that may compete with or provide results superior to the results we are able to achieve with the tests we develop. Our competitors for our pharma services include public companies such as NeoGenomics and many private companies.

If we cannot license rights to use third-party technologies on reasonable terms, we may not be able to commercialize new products or services in the future.

In the future, we may license third-party technology to develop or commercialize new products or offer new services. In return for the use of a third-party’s technology, we may agree to pay the licensor royalties based on sales of our solutions. Royalties are a component of cost of revenue and affect the margins on our solutions. We may also need to negotiate licenses to patents and patent applications after introducing a commercial product. Our business may suffer if we are unable to enter into the necessary licenses on acceptable terms, or at all, if any necessary licenses are subsequently terminated, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, or if the licensed patents or other rights are found to be invalid or unenforceable.

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

If a catastrophe strikes any of our laboratories or if any of our laboratories becomes inoperable for any other reason, we will be unable to perform our testing and pharma services and our business will be harmed.

The laboratories and equipment we use to perform our tests and services would be costly to replace and could require substantial lead time to replace and qualify for use if they became inoperable. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, power outages, and health epidemics or pandemics, including the outbreak of Coronavirus (COVID-19), which may render it difficult or impossible for us to perform our testing or services for some period of time or to receive and store samples. The inability to perform our tests or services for even a short period of time, including due to disruption in staffing, supplies, distribution, or transport or temporary closures related to an outbreak of disease such as Coronavirus (COVID-19), may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all. In December 2019, a novel strain of the Coronavirus or COVID-19 emerged in China. The virus has now spread to other countries, including the United States, and could materially and adversely impact our operations. Additionally, continued spread of the COVID-19 globally and resulting travel and other restrictions that may be imposed could negatively impact our ability to obtain raw materials needed for manufacture of our clinical services testing, our ability to provide testing and our pharma services to patients, our financial condition and our results of operation. The extent to which the COVID-19 and global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the COVID-19 outbreak.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

International expansion of our business exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.

Our current international operations are not material to our overall financial results, but our business strategy includes doing clinical business in Canada and pharma services collaborations in China and, may in the future, include plans for international expansion. Doing business internationally involves a number of risks, including:

●	multiple, conflicting, and changing laws and regulations such as data protection laws, privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements (including requirements related to patient consent);

●	testing of genetic material and reporting the results of such testing and other governmental approvals, permits, and licenses, or government delays in issuing such approvals, permits, and licenses;

●	failure by us to obtain regulatory approvals for the manufacture, sale, and use of our products in various countries;

●	additional, potentially relevant third-party intellectual property rights;

●	complexities and difficulties in obtaining protection for and enforcing our intellectual property;

●	difficulties in staffing and managing foreign operations;

●	complexities associated with obtaining reimbursement from and managing multiple payer reimbursement regimes, government payers, or patient self-pay systems;

●	logistics and regulations associated with preparing, shipping, importing and exporting tissue samples, including infrastructure conditions, transportation delays, and customs;

●	limits in our ability to penetrate international markets if we are not able to perform our molecular tests locally;

●	financial risks, such as the impact of local and regional financial crises on demand and payment for our products, and exposure to foreign currency exchange rate fluctuations;

●	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, epidemics, pandemics, including the outbreak of COVID-19, boycotts, curtailment of trade, and other business restrictions; and

●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and distribution activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, including its books and records provisions, or its anti-bribery provisions.

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

Interpace Biosciences, Inc.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

We may need to increase the size of our organization, and we may experience difficulties in managing this growth.

We are a small company with less than 200 employees. We may increase the number of employees in the future depending on the progress and growth of our business. Future growth will impose significant added responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate additional employees with the necessary skills to support the growing complexities of our business. Rapid and significant growth may place strain on our administrative, financial and operational infrastructure. Our future financial performance and our ability to sell or promote our existing tests and services and develop and commercialize new tests and services and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

We are incurring significant costs and devote substantial management time as a result of operating as a public company.

As a public company, we are incurring significant legal, accounting and other expenses. For example, in addition to being required to comply with certain requirements of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), we are required to comply with certain requirements of the Dodd Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will continue to need to divert attention from operational and other business matters to devote substantial time to these public company requirements.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, if we lose our status as a “smaller reporting company,” we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 of the Sarbanes-Oxley Act, as applicable, requires us to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and maintain compliance with Section 404, as applicable, requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting. This, in turn, could have an adverse impact on trading prices for our common stock, and could adversely affect our ability to access the capital markets.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Risks Related to Regulation within our Markets

If we fail to comply with Federal, State and foreign laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.

We are subject to CLIA regulations, a Federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations mandate specific personnel qualifications, facilities administration, quality systems, inspections and proficiency testing. CLIA certification is also required in order for us to be eligible to bill Federal and State healthcare programs, as well as many private third-party payers, for our molecular diagnostic tests. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories. We are also required to maintain State licenses to conduct testing in our New Haven, Connecticut and Pittsburgh, Pennsylvania laboratories. Connecticut and Pennsylvania laws require that we maintain a license, and establish standards for the day-to-day operation of our clinical reference laboratories in New Haven, Connecticut and Pittsburgh, Pennsylvania. In addition, our Pittsburgh and New Haven laboratories are required to be licensed on a test-specific basis by certain states, including California, Florida, Maryland, New York and Rhode Island. California, Florida, Maryland, New York and Rhode Island laws also mandate proficiency testing for laboratories licensed under the laws of each respective State regardless of whether such laboratories are located in California, Florida, Maryland, New York or Rhode Island. If we were unable to obtain or maintain our CLIA certificate for our laboratories, whether as a result of revocation, suspension or limitation, we would no longer be able to perform our current clinical services and pharma services, which could have a material adverse effect on our business, financial condition and results of operations. If we were to lose our licenses issued by States where we are required to hold licenses, if such licenses expired or were not renewed, or if we failed to obtain and maintain a State license that we are required to hold, we may be subject to significant fines, penalties and liability, and may be forced to cease testing specimens from those States, which could have a material adverse effect on our business, financial condition and results of operations. New molecular diagnostic tests and pharma services we may develop may be subject to new requirements by governmental bodies, including state governments, and we may not be able to offer our new molecular diagnostic tests or pharma services in such jurisdictions until such requirements are met.

Legislation reforming the U.S. healthcare system may have a material adverse effect on our financial condition and operations.

PPACA made changes that significantly affected the pharmaceutical, medical device and clinical laboratory industries. For example, PPACA include coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. PPACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physicians, lower thresholds for violations and increasing potential penalties for such violations. The effect of PPACA and any potential changes that may be necessitated by the legislation is uncertain, any of which may potentially affect our business.

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

PPACA, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product or service, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our products. At the same time, there have been significant ongoing efforts to repeal, revise, or replace PPACA. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017 repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate, beginning in 2019. The Joint Committee on Taxation estimates that the repeal will result in over 13 million Americans losing their health insurance coverage over the next ten years and is likely to lead to increases in insurance premiums.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

In 2018, Congress has proposed further legislation to repeal or revise PPACA, which if enacted, may have a significant impact on the health care system. Also, in 2018, in Texas v. U.S., states and individual plaintiffs sued the federal government seeking to have the PPACA struck down. The trial court held that the provision related to individual coverage requirements or the individual mandate was unconstitutional. In December 2019, the U.S. Court of Appeals for the 5th Circuit affirmed the trial court’s decision and sent the case back to the trial court. In the interim, parties supporting the PPACA sought expedited review by the U.S. Supreme Court; however, the Court did not expedite the case, and it remains unknown whether it will consider the case in its next term in the Fall of 2020. Further legislative changes to PPACA or to regulations implementing provisions of PPACA remain possible. Repeal of or changes to PPACA may affect coverage, reimbursement, and utilization of laboratory services, as well as administrative requirements, in ways that are currently unpredictable and therefore we cannot predict the impact on our revenues.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

In April 2014, President Obama signed PAMA, which included a substantial new payment system for clinical laboratory tests under the CLFS. PAMA removed CMS’s authority to adjust the CLFS based and established a new method for setting CLFS rates. Implementation of this new method for setting CLFS rates began in 2016. Laboratories that receive a majority of their Medicare revenues from payments made under the CLFS and the Physician Fee Schedule must report on triennial bases (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer rates and volumes for their tests with specific CPT codes based on final payments made during a set period of data collection (the first of which was January 1 through June 30, 2016). CMS posted the new Medicare CLFS rates (based on weighted median private payer rates) in November 2017 and the new rates became effective beginning on January 1, 2018. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2018 through 2020 and to 15% per test per year in each of the years 2021 through 2023. CMS has issued draft regulations regarding these changes. Further rule-making from CMS will define the time period and data elements evaluated on an annual basis to set reimbursement rates for tests like ours. Under the revised Medicare Clinical Laboratory Fee Schedule, reimbursement for clinical laboratory testing was reduced in 2018 and is scheduled to be reduced in 2019 and 2020. PAMA calls for further revisions of the Medicare Clinical Laboratory Fee Schedule for years after 2020, based on future surveys of market rates. Further reductions in reimbursement may result from such revisions. In December 2019, through the Further Consolidated Appropriations Act of 2020, Congress delayed the next data reporting period under PAMA from 2020 to 2021 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting by one year through December 31, 2021.

There have also been recent and substantial changes to the payment structure for physicians, including changes passed under the Medicare Access and CHIP Reauthorization Act of 2020, or MACRA. MACRA created the Merit-Based Incentive Payment System which more closely aligns physician payments with composite performance on performance metrics similar to three existing incentive programs (i.e., the Physician Quality Reporting System, the Value-Based Modifier program and the Electronic Health Record Meaningful Use program), and incentivizes physicians to enroll in alternative payment methods. At this time, we do not know whether these changes to the physician payment systems will have any impact on orders or payments for our tests.

In December 2016, Congress passed the 21st Century Cures Act, which, among other things, revised the process for Local Coverage Determinations (LCDs). CMS and the MACs are in the process of implementing these revisions and we cannot predict whether these revisions will delay coverage for our test products, which could have a material negative impact on revenue.

Complying with numerous statutes and regulations pertaining to our clinical and pharma services is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are subject to regulation by both the Federal government and the governments of the states in which we conduct our operations. The federal and state laws which may apply to us include, but are not limited to:

●	The Food, Drug and Cosmetic Act, as supplemented by various other statutes;

●	The Prescription Drug Marketing Act of 1987, the amendments thereto, and the regulations promulgated thereunder and contained in 21 C.F.R. Parts 203 and 205;

●	CLIA and state licensing requirements;

●	Manufacturing and promotion laws;

●	Medicare and Medicaid billing and payment regulations applicable to clinical laboratories;

●	The Eliminating Kickbacks in Recovery Act of 2018 (EKRA), which prohibits the solicitation, receipt, payment or offer of any remuneration (including any kickback, bribe, or rebate) directly or indirectly, overtly or covertly, in cash or in kind, in return for referring a patient or patronage to a recovery home, clinical treatment facility, or laboratory for services covered by both government and private payers;

●	The Federal Anti-Kickback Statute (and state equivalents), which prohibits knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a Federal healthcare program;

●	The Federal physician self-referral law, commonly referred to as the “Stark Law,” (and state equivalents), which prohibits a physician from making a referral for certain designated health services covered by the Medicare program, including laboratory and pathology services, if the physician or an immediate family member has a financial relationship with the entity providing the designated health services, unless the financial relationship falls within an applicable exception to the prohibition;

●	HIPAA, which established comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions, and amendments made in 2013 to HIPAA under the Health Information Technology for Economic and Clinical Health Act, which strengthen and expand HIPAA privacy and security compliance requirements, increase penalties for violators, extend enforcement authority to state attorneys general, and impose requirements for breach notification;

Interpace Biosciences, Inc.

Annual Report on Form 10-K

●	The Federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

●	The Federal False Claims Act (and state equivalents), which imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government;

●	The federal transparency requirements under the PPACA, including the provisions commonly referred to as the Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;

●	Other Federal and State fraud and abuse laws, prohibitions on self-referral and kickbacks, fee-splitting restrictions, prohibitions on the provision of products at no or discounted cost to induce physician or patient adoption, and false claims acts, transparency, reporting, and disclosure requirements, which may extend to services reimbursable by any third-party payer, including private insurers;

●	The prohibition on reassignment of Medicare claims, which, subject to certain exceptions, precludes the reassignment of Medicare claims to any other party;

●	The Protecting Access to Medicare Act of 2014, which requires us to report private payer rates and test volumes for specific CPT codes on a triennial basis and imposes penalties for failures to report, omissions, or misrepresentations;

●	The rules regarding billing for diagnostic tests reimbursable by the Medicare program, which prohibit a physician or other supplier from marking up the price of the technical component or professional component of a diagnostic test ordered by the physician or other supplier and supervised or performed by a physician who does not “share a practice” with the billing physician or supplier; and

●	State laws that prohibit other specified practices related to billing such as billing physicians for testing that they order, waiving coinsurance, co-payments, deductibles, and other amounts owed by patients, and billing a State Medicaid program at a price that is higher than what is charged to other payers.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

A failure to comply with Federal and State laws and regulations pertaining to our payment practices could result in substantial penalties.

We retain healthcare practitioners as key opinion leaders providing consultation in various aspects of our business, maintain a sales force, and contract for marketing services. These arrangements, like any arrangement that includes compensation to a healthcare provider or potential referral source, may trigger Federal or State anti-kickback, Stark Law liability, and False Claims Act liability. There are no guarantees that the Federal or State governments will find that these arrangements are designed properly or that they do not trigger liability under Federal and State laws. Under existing laws, all arrangements must be commercially reasonable and compensation must be fair market value. These terms require some subjective analysis. Safe harbors in the anti-kickback laws do not necessarily equate to exceptions in the Stark Law, and there is no guarantee that the government will agree with our payment practices with respect to the relationships between our laboratories and the healthcare providers, sales force members, or other parties. A failure to comply with Federal and State laws and regulations pertaining to our payment practices could result in substantial penalties and adversely affect our business, financial condition and results of operations.

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

The pharmaceutical, biotechnology and healthcare industries are subject to a high degree of governmental regulation. Significant changes in these regulations affecting our business could result in the imposition of additional restrictions on our business, additional costs to us in providing our tests or services to our customers or otherwise negatively impact our business operations. Changes in governmental regulations mandating price controls and limitations on patient access to our products could also reduce, eliminate or otherwise negatively impact our sales.

Risks Relating To Our Intellectual Property

If we are unable to protect our intellectual property effectively, our business would be harmed.

We rely on patent protection as well as trademark, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technology. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. While we apply for patents covering our products and technologies and uses thereof, we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in relevant jurisdictions. Others could seek to design around our current or future patented technologies. We may not be successful in defending any challenges made against our patents or patent applications. On January 16, 2018, we were notified that an Opposition had been filed against EP patent #2772550 alleging that the patent is invalid. On February 25, 2019, the European Patent Office Opposition Division issued a decision revoking the patent on grounds that the claims were not supported by a valid basis. On April 25, 2019 we filed a Notice of Appeal challenging the European Patent Office Opposition Division and we are waiting for the appeal to be decided. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation, such as oppositions or post-grant reviews can be uncertain and any attempt by us to enforce our patent rights against others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

As is the case with other companies operating in our industry, our success is somewhat dependent on intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents of molecular diagnostics tests, like our molecular diagnostic tests in our PancraGEN® and miRInform® platforms (including ThyGeNEXT®), involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. From time-to-time the U.S. Supreme Court, other Federal courts, the U.S. Congress or the United States Patent and Trademark Office, or the USPTO, may change the standards of patentability and any such changes could have a negative impact on our business. For instance, on October 30, 2008, the Court of Appeals for the Federal Circuit issued a decision that methods or processes cannot be patented unless they are tied to a machine or involve a physical transformation.

The U.S. Supreme Court later reversed that decision in Bilski v. Kappos, finding that the “machine-or-transformation” test is not the only test for determining patent eligibility. The Court, however, declined to specify how and when processes are patentable. On March 30, 2012, in the case Mayo Collaborative Services v. Prometheus Laboratories, Inc., the U.S. Supreme Court reversed the Federal Circuit’s application of Bilski and invalidated a patent focused on a process for identifying a proper dosage for an existing therapeutic because the patent claim embodied a law of nature. On July 3, 2012, the USPTO released a memorandum entitled “2012 Interim Procedure for Subject Matter Eligibility Analysis of Process Claims Involving Laws of Nature,” with guidelines for determining patentability of diagnostic or other processes in line with the Mayo decision. On June 13, 2013, in Association for Molecular Pathology v. Myriad Genetics, the Supreme Court held that a naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated. The Supreme Court did not address the patentability of any innovative method claims involving the manipulation of isolated genes. On March 4, 2014, the USPTO released a memorandum entitled “2014 Procedure for Subject Matter Eligibility Analysis Of Claims Reciting Or Involving Laws Of Nature/Natural Principles, Natural Phenomena, And/Or Natural Products.” This memorandum provides guidelines for the USPTO’s new examination procedure for subject matter eligibility under 35 U.S.C. § 101 for claims embracing natural products or natural principles.

On June 12, 2015, the Federal Circuit issued a decision in Ariosa v. Sequenom holding that a method for detecting a paternally inherited nucleic acid of fetal origin performed on a maternal serum or plasma sample from a pregnant female were unpatentable as directed to a naturally occurring phenomenon. On July 30, 2015, the USPTO released a Federal Register Notice entitled, “July 2015 Update on Subject Matter Eligibility,” This Notice updated the USPTO guidelines for the USPTO’s procedure for subject matter eligibility under 35 U.S.C. § 101 for claims embracing natural products or natural principles phenomenon. On May 4, 2016, the USPTO released life science examples that were intended to be used in conjunction with the USPTO guidance on subject matter eligibility. Although the guidelines and examples do not have the force of law, patent examiners have been instructed to follow them. On February 6, 2019, the Federal Circuit for Court of Appeals issued a decision in Athena Diagnostics, Inc. v. Mayo Collaborative Servs., LLC, which relied on the decisions from Mayo and Ariosa, to find a claim directed to a method for diagnosing neurotransmission or developmental disorders related to muscle specific tyrosine kinase not eligible for patenting under 35 U.S.C. § 101. What constitutes a law of nature and a sufficient inventive concept continues to remain uncertain, and it is possible that certain aspects of tests will continue to be considered natural laws and, therefore, ineligible for patent protection.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

Other Risks Related to our Business

Our ability to use our net operating loss carryforwards may be limited and may result in increased future tax liability to us.

We have incurred net losses since 2015 and may never achieve or sustain profitability. As of the fiscal year ended December 31, 2019, we had U.S. federal and state net operating losses, or NOLs, of approximately $210.1 million and $92.2 million, respectively. Subject to the final two sentences of this paragraph, the federal and state NOL carryforwards will begin to expire, if not utilized, beginning in 2028. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current federal income tax law, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of Federal taxable income.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. We may be limited in the portion of NOL and tax credit carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. Sections 382 and 383 of Internal Revenue Code limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The limitation could prevent us from using some or all of our NOLs and tax credits, as it places a formula limit of how much of our NOL and tax credit carryforwards we would be permitted to use in a tax year. The amount of the annual limitation, if any, will be determined based on the value of our company immediately prior to an ownership change. During the periods 2017 through 2019, the company experienced greater than 50% changes in ownership. Subsequent ownership changes may further affect the limitation in future years. In the event we have undergone or will undergo an ownership change under Section 382 of the Internal Revenue Code, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may become subject to these limitations, which could potentially result in increased future tax liability to us.

Comprehensive tax reform could adversely affect our business and financial condition.

The U.S. government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “TCJA”), that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

The TCJA reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the TCJA, we revalued deferred tax assets, net as of December 31, 2017. The tax impact of revaluation of the deferred tax assets, net was $22,768,303, which was wholly offset by a corresponding reduction in our valuation allowance of $22,768,303 resulting in a no net impact to our income tax expense.

The TCJA provided for a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits. The Company did not have consolidated accumulated earnings and profits attributable to it foreign subsidiaries, accordingly, the Company did not record any income tax expense related to the transition tax. Due to the timing of the new tax law and the substantial changes it brings, the staff of the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides registrants a measurement period to report the impact of the new US tax law. During the measurement period, provisional amounts for the effects of the law are recorded to the extent a reasonable estimate can be made. To the extent that all information necessary is not available, prepared or analyzed, companies may recognize provisional estimated amounts for a period of up to one year following enactment of the TCJA. The Company did not record any provisional amounts under SAB 118.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.

U.S. generally accepted accounting principles (“GAAP”) is subject to interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, the FASB and the International Accounting Standards Board are working to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow U.S. GAAP and those that are required to follow International Financial Reporting Standards, or IFRS.

Interpace Biosciences, Inc.

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

We may acquire businesses or assets or make investments in other companies or testing, service or solution technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

As part of our strategy, we may pursue acquisitions of synergistic businesses or other related assets. If we make any further acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisition by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results and financial condition. Integration of an acquired company or business will also likely require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition. To finance any acquisitions or investments, we may choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for these activities through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. If these funds are raised through the sale of equity or convertible debt securities, dilution to our stockholders could result. Consummating an acquisition poses a number of risks including:

●	we may not be able to accurately estimate the financial impact of an acquisition on our overall business;

●	an acquisition may require us to incur debt or other obligations, incur large and immediate write-offs, issue capital stock potentially dilutive to our stockholders or spend significant cash, or may negatively affect our operating results and financial condition;

●	if we spend significant funds or incur additional debt or other obligations, our ability to obtain financing for working capital or other purposes could decline;

●	worse than expected performance of an acquired business may result in the impairment of intangible assets;

●	we may be unable to realize the anticipated benefits and synergies from acquisitions as a result of inherent risks and uncertainties, including difficulties integrating acquired businesses or retaining key personnel, partners, customers or other key relationships, and risks that acquired entities may not operate profitably or that acquisitions may not result in improved operating performance;

●	we may fail to successfully manage relationships with customers, distributors and suppliers;

●	our customers may not accept new molecular diagnostic tests or pharma services from our acquired businesses;

●	we may fail to effectively coordinate sales and marketing efforts of our acquired businesses;

●	we may fail to combine product offerings and product lines of our acquired businesses timely and efficiently;

●	an acquisition may involve unexpected costs or liabilities, including as a result of pending and future shareholder lawsuits relating to acquisitions or exercise by stockholders of their statutory appraisal rights, or the effects of purchase accounting may be different from our expectations;

●	an acquisition may involve significant contingent payments that may adversely affect our future liquidity or capital resources;

Interpace Biosciences, Inc.

Annual Report on Form 10-K

●	accounting for contingent payments requires significant judgment and changes to the assumptions used in determining the fair value of our contingent payments could lead to significant volatility in earnings;

●	acquisitions and subsequent integration of these companies may disrupt our business and distract our management from other responsibilities; and

●	the costs of an unsuccessful acquisition may adversely affect our financial performance.

Additional risks of integration of an acquired business include:

●	differing information technology, internal control, financial reporting and record-keeping systems;

●	differences in accounting policies and procedures;

●	unanticipated additional transaction and integration-related costs;

●	facilities or operations of acquired businesses in remote locations and the inherent risks of operating in unfamiliar legal and regulatory environments; and

●	new products, including the risk that any underlying intellectual property associated with such products may not have been adequately protected or that such products may infringe on the proprietary rights of others.

If our information technology or communications systems fail or we experience a significant interruption in their operation, our reputation, business and results of operations could be materially and adversely affected.

The efficient operation of our business is dependent on our information technology and communications systems. Increasingly, we are also dependent upon our ability to electronically interface with our customers. The failure of these systems to operate as anticipated could disrupt our business and result in decreased revenue and increased overhead costs. In addition, we do not have complete redundancy for all of our systems and our disaster recovery planning cannot account for all eventualities. Our information technology and communications systems, including the information technology systems and services that are maintained by third party vendors, are vulnerable to damage or interruption from natural disasters, fire, terrorist attacks, epidemics, pandemics including the COVID-19, malicious attacks by computer viruses or hackers, power loss, failure of computer systems, Internet, telecommunications or data networks. In 2017, we discovered malware installed on certain clinical services servers. We do not believe that any data on the affected servers was accessed or compromised. We removed the malware, and enhanced our cybersecurity procedures. Additionally, our clinical services and pharma services are largely dependent on our partially internally developed and partially purchased Laboratory Information Management Systems or LIMS, which is our automated basis of managing operations and storing data and customer information. If these systems or services become unavailable or suffer a security breach, or are uneconomical or impossible to update and modify, we may expend significant resources to address these problems, and our reputation, business and results of operations could be materially and adversely affected.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Risks Related To Our Common Stock Price

The price and trading volume of our common stock may be highly volatile and could be further affected by events not within our control, and an investment in our common stock could suffer a decline in value.

During 2019, our common stock traded at a low of $3.80 and a high of $11.20 (adjusted for reverse stock split). During 2018, our common stock traded at a low of $7.60 and a high of $17.80 (adjusted for reverse stock split). Volatility in our stock price or trading volume may be in response to various factors, some of which may be beyond our control. In addition to the other factors discussed or incorporated by reference herein, factors that may cause fluctuations in our stock price or trading volume, include, among others:

●	general volatility in the trading markets;

●	adverse research and development results;

●	significant fluctuations in our quarterly operating results;

●	significant changes in our cash and cash equivalent reserves;

●	our liquidity and ability to obtain additional capital, including the market’s reaction to any announced capital-raising transactions;

●	market assessments of any announced strategic transaction, including the likelihood that it would be completed and the timing for completion;

●	potential negative market reaction to the terms or volume of any issuance of shares of our common stock, preferred stock or other securities to new investors, pursuant to strategic or capital-raising transactions or to employees, directors or other service providers;

●	sales of substantial amounts of our common stock, or the perception that substantial amounts of our common stock may be sold, by stockholders in the public market;

●	announcements regarding our business or the business of our competitors;

●	announcements regarding our equity offerings;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	industry and/or regulatory developments;

●	changes in revenue mix;

●	changes in revenue and revenue growth rates for us and for the industries in which we operate;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	statements or changes in opinions, ratings or earnings estimates made, or the failure to make, by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate; and

●	general market and economic conditions.

Stock price dilution.

The issuance of additional shares of our common stock in any future offerings could be dilutive to stockholders. In order to raise additional capital, such securities may be at prices that are not the same as the price per share in previous offerings. We cannot assure investors that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors in previous offerings, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders,. Moreover, to the extent that we issue options or warrants to purchase, or securities convertible into or exchangeable for, shares of our common stock in the future, (including our Series B Preferred Stock) and those options, warrants or other securities are exercised, converted or exchanged, stockholders may experience further dilution.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

We may be unable to meet Nasdaq listing requirements.

On April 18, 2019, Nasdaq notified us that that, for the previous thirty consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). On January 30, 2020, we received notice from Nasdaq stating that regained compliance with the minimum bid price requirement and that the matter was now closed.

There can be no assurance however that we will be able to maintain compliance with the Nasdaq continued listing requirements, or that our common stock will not be delisted from Nasdaq in the future. If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in our securities at all. Delisting could also cause a loss of confidence of our customers, collaborators, vendors, suppliers and employees, which could harm our business and future prospects.

If our common stock is delisted by Nasdaq in the future, our common stock may be eligible to trade on the OTC Bulletin Board, OTCQB or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets. For these reasons and others, delisting could adversely affect the price of our securities and our business, financial condition and results of operations.

Risks Related To Being a Public Company

We will continue to incur increased costs and demands on management as a result of compliance with laws and regulations applicable to public companies, which could harm our operating results.

As a public company, we will continue to incur significant legal, accounting, consulting and other expenses, including costs associated with public company reporting requirements. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules implemented by the SEC, and Nasdaq, impose a number of requirements on public companies, including with respect to corporate governance practices. Our management and other personnel will need to devote a substantial amount of time and resources to these compliance and disclosure obligations. Moreover, these rules and regulations have and will continue to increase our legal, accounting and financial compliance costs and make some activities more complex, time-consuming and costly. We also expect that it will continue to be expensive for us to maintain director and officer liability insurance.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

We have a total of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized for issuance. As of March 20, 2020 we had 95,944,546 shares of common stock and 4,953,000 shares of preferred stock available for issuance. As of March 20, 2020, we have reserved 601,130 shares of our common stock for issuance under our 2019 Equity Incentive Plan and 100,000 shares of our common stock for issuance under our Employee Stock Purchase Plan and 106,832 additional shares available for future grants of awards under our stock incentive plan as well as warrants for 1,419,648 shares of our common stock outstanding at prices ranging from $9.40 to $46.90 per warrant share. Provided that we have a sufficient number of unreserved authorized capital stock available, we may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Those additional issuances of capital stock could result in substantial dilution of our existing stockholders. Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes or the conversion ratio of any issued preferred stock is lower than the book value per share of our common stock at the time of such exercise or conversion. Additionally, new investors in any subsequent issuances of our securities could gain rights, preferences and privileges senior to those of holders of common stock.

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

Our certificate of incorporation, as amended, and amended and restated bylaws include provisions, such as providing for three classes of directors, which may make it more difficult to remove our directors and management and may adversely affect the price of our common stock. In addition, our certificate of incorporation, as amended, authorizes the issuance of “blank check” preferred stock, which allows our Board to create one or more classes of preferred stock with rights and preferences greater than those afforded to the holders of our common stock without separate shareholder approval. This provision could have the effect of delaying, deterring or preventing a future takeover or a change in control, unless the takeover or change in control is approved by our Board. We are also subject to laws that may have a similar effect. For example, Section 203 of the General Corporation Law of the State of Delaware prohibits us from engaging in a business combination with an interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. As a result of the foregoing, it will be difficult for another company to acquire us and, therefore, could limit the price that possible investors might be willing to pay in the future for shares of our common stock. In addition, the rights of our common stockholders are subject to, and may be adversely affected by, the rights of holders of our Series B Preferred Stock as well as any class or series of preferred stock that may be issued in the future and by the rights of holders of warrants currently outstanding or issued in the future.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

We have not declared any cash dividends on our common stock and do not intend to declare or pay any cash dividends in the foreseeable future. Future earnings, if any, will be used to finance the future operation and growth of our business. As a result, capital appreciation, if any, will be your sole source of gain.

We have never paid cash dividends on our common stock. We do not currently anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, the SVB Loan Agreement contains restrictive covenants that prohibit us from paying cash dividends on our common stock. In addition, we are prohibited from paying dividends on our common stock without the approval of the holders of the Series B Preferred Stock for so long as 30% of the Series B Preferred Stock outstanding as of January 15, 2020 remains outstanding. We presently intend to retain all earnings for our operations. As a result, capital appreciation, if any, of our common stock will be an investor’s sole source of gain for the foreseeable future.

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

The effective increase in the number of shares of our common stock available for issuance as a result of our Reverse Stock Split could result in further dilution to our existing stockholders.

The Reverse Stock Split effected on January 2020 had no effect on our authorized common stock and the total number of authorized shares remained the same as before the Reverse Stock Split. However, the Reverse Stock Split increased the number of shares of our common stock (or securities convertible or exchangeable for our common stock, including our Series B Preferred Stock) available for issuance. The additional available shares are available for issuance from time to time at the discretion of the Board when opportunities arise, without further stockholder action or the related delays and expenses, except as may be required for a particular transaction by law, the rules of any exchange on which our securities may then be listed, or other agreements or restrictions. Any issuance of additional shares of our common stock would increase the number of outstanding shares of our common stock and (unless such issuance was pro-rata among existing stockholders) the percentage ownership of existing stockholders would be diluted accordingly. In addition, any such issuance of additional shares of our common stock could have the effect of diluting the earnings per share and book value per share of outstanding shares of our common stock.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Parsippany, New Jersey where we lease approximately 6,000 square feet. The lease runs through September 2022. Our diagnostic laboratory facilities are located in Pittsburgh, Pennsylvania and New Haven, Connecticut, where we lease a total of approximately 21,400 square feet combined. Our Pittsburgh, Pennsylvania lease runs through June 30, 2023. Our New Haven, Connecticut lease is a one year term that runs through December 2020. Our pharma services laboratory facilities are located in Rutherford, New Jersey and in Research Triangle Park (RTP) in Morrisville, North Carolina where we lease approximately 17,900 and 24,900 square feet, respectively. With respect to the Rutherford lease, the Company has delivered a notice of early termination which would terminate the lease in March 2021. The Morrisville lease runs through May 2020.

Accordingly, we believe that our current facilities are adequate for our current and foreseeable operations and that suitable additional space will be available if needed.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We may from time to time become involved in legal proceedings arising in the ordinary course of business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The Nasdaq Capital Market under the symbol “IDXG.”

Reverse Stock Split

On January 15, 2020, we effected a one-for-ten reverse split of our issued and outstanding shares of our common stock. At the effective time of the reverse split, every 10 shares of common stock issued and outstanding were automatically combined into one share of issued and outstanding common stock, without any change in the par value per share. Our common stock began trading on The Nasdaq Capital Market on a reverse stock split-adjusted basis on January 15, 2020. There was no change in our ticker symbol as a result of the reverse stock split.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Holders of Record

We had 147 stockholders of record as of March 20, 2020. Not reflected in the number of stockholders of record are persons who beneficially own shares of common stock held in nominee or street name.

Dividends

We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future. Future earnings, if any, will be used to finance the future operation and growth of our businesses.

Recent Sales of Unregistered Securities

On May 31, 2019, the Company issued 10,000 shares (as adjusted for the reverse stock split) of common stock in consideration of services to be rendered in the extension of a consulting agreement it entered into during the quarter ended June 30, 2019. The issuances were exempt from registration pursuant to the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

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

Company Overview

We are an emerging leader in enabling precision medicine principally in oncology by offering specialized services along the therapeutic value chain from early diagnosis and prognostic planning to targeted therapeutic applications through our clinical services and pharma services. Through our clinical services, we enable physicians to personalize the clinical management of each individual patient by providing genomic information to better diagnose, monitor and inform cancer treatment. Our clinical services provide clinically useful molecular diagnostic tests, bioinformatics and pathology services for evaluating risk of cancer by leveraging the latest technology in personalized medicine for improved patient diagnosis and management. Through our pharma services, we develop, commercialize and provide molecular- and biomarker-based tests and services and provide companies with customized solutions for patient stratification and treatment selection through an extensive suite of molecular and biomarker-based testing services, DNA- and RNA- extraction and customized assay development and trial design consultation. Our pharma services, which we acquired in July 2019, provide pharmacogenomics testing, genotyping, biorepository and other specialized services to the pharmaceutical and biotech industries and advances personalized medicine by partnering with pharmaceutical, academic and technology leaders to effectively integrate pharmacogenomics into drug development and clinical trial programs with the goals of delivering safer, more effective drugs to market more quickly, and improving patient care.

During fiscal 2019, we acquired the BioPharma Business of Cancer Genetics in July 2019 for approximately $23 million and raised $27 million with Ampersand, a diagnostic laboratory private equity investor. This was followed by raising an additional $20 million in early 2020 led by 1315 Capital, another sophisticated private equity investor. We believe that the combination of our clinical services and acquired pharma services uniquely positions us for growth and expansion in the fast-growing biopharma sector where we can provide our unique diagnostic capabilities to a broad customer base.

As of April 2020, we are in the process of launching a new product line of antibody testing for the COVID-19 virus. We are currently validating a serological, or antibody, test that measures the amount of antibodies present in the blood. In response to an infection, such as COVID-19, the body develops an overall immune response to fight the infection. One component of the immune system's response is the development of antibodies that attach to the virus and help eliminate it. Antibody tests detect the body's immune response to the infection caused by the virus rather than detecting the virus itself. The FDA has issued guidance allowing companies to market serological tests that have been validated following notification to FDA. Validated antibody tests offered under the policy should, among other things, include in test reports language explaining that negative results do not rule out COVID-19 infection and that follow-up testing with a molecular diagnostic should be considered to rule out infection. There is no guarantee that we will be successful in completing development or realize any revenue or benefit from these efforts.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Clinical services

Our clinical services provide clinically useful molecular diagnostic tests, bioinformatics and pathology services for evaluating cancer risk by leveraging the latest technology in personalized medicine for improved patient diagnosis and management. We develop and commercialize genomic tests and related first line assays principally focused on early detection of patients with indeterminate biopsies and at high risk of cancer using the latest technology to help personalized medicine and improve patient diagnosis and management. Our tests and services provide mutational analysis of genomic material contained in suspicious cysts, nodules and lesions with the goal of better informing treatment decisions in patients at risk of thyroid, pancreatic, and other cancers. The laboratory developed molecular diagnostic tests we offer are designed to enable healthcare providers to better assess cancer risk, helping to avoid unnecessary surgical treatment in patients at low risk. We currently have four commercialized molecular diagnostic tests in the marketplace: PancraGEN®, which is a pancreatic cyst and pancreaticobiliary solid lesion genomic test that helps physicians better assess risk of pancreaticobiliary cancers using our proprietary PathFinderTG® platform; ThyGeNEXT®, which is an expanded oncogenic mutation panel that helps identify malignant thyroid nodules; ThyraMIR®, which assesses thyroid nodules for risk of malignancy utilizing a proprietary microRNA gene expression assay; and RespriDx®, which is a genomic test that helps physicians differentiate metastatic or recurrent lung cancer from the presence of newly formed primary lung cancer and which also utilizes our PathFinderTG® platform to compare the genomic fingerprint of two or more sites of lung cancer. BarreGEN®, an esophageal cancer risk classifier for Barrett’s Esophagus that also utilizes our PathFinder TG® platform, is currently in a Clinical Evaluation Program or “CEP” whereby we gather information from physicians using BarreGEN® to assist us in positioning our product for full launch, partnering and potentially supporting reimbursement with payers.

Our mission is to provide personalized medicine through genomics-based diagnostics and innovation to advance patient care based on rigorous science. Our laboratories are licensed pursuant to federal law under CLIA and are accredited by CAP and New York State. In August 2018, we acquired a majority of the Philadelphia laboratory equipment of Rosetta Genomics, Inc., in order to service certain former Rosetta thyroid customers and to further support our CLIA and CAP certified lab expansion in our New Haven, Connecticut and Pittsburgh, Pennsylvania laboratories.

We leverage our laboratories to develop and commercialize our assays and products. We aim to provide physicians and patients with diagnostic options for detecting genomic and other molecular alterations that are associated with gastrointestinal, endocrine, and lung cancers. Our customers consist primarily of physicians, hospitals and clinics.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

The global molecular diagnostics market is estimated to be approximately $8.7 billion in 2019 and is a segment within the estimated $69.2 billion in vitro diagnostics market in 2019 according to statistics from Kalorama Information, publisher of the Worldwide Market for In Vitro Diagnostic Tests.

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

Pharma services

Our pharma services provide pharmacogenomics testing, genotyping, biorepository and other specialized services to the pharmaceutical and biotech industries. Laboratory and testing services are performed for participants in the pharmaceutical and biotech industries engaged in clinical trials and focuses on providing these clients with oncology specific and non-oncology genetic testing services for phase I-IV clinical trials along with critical support of ancillary services. These services include: biorepository, clinical trial logistics, clinical trial design, bioinformatics analysis, customized assay development, DNA and RNA extraction and purification, genotyping, gene expression and biomarker analyses. We also seek to apply our expertise in laboratory developed tests to assist in developing and commercializing drug-specific companion diagnostics. We have established business relationships with key instrument manufacturers to support their platforms in the market, and to drive acceptance among biopharmaceutical sponsors developing innovative immuno-oncology therapies.

Molecular- and biomarker-based testing services have been altering the clinical trials landscape by providing biotech and pharmaceutical companies with information about trial subjects’ genetic profiles that may be able to inform researchers whether or not a subject will benefit from the trial drug or will experience adverse effects. Streamlined subject selection and stratification, and tailored therapies selected to maximally benefit each group of subjects may increase the number of trials that result in approved therapies and make conducting clinical trials more efficient and less costly for biotech and pharmaceutical companies. In 2019, 48 new drugs were approved by the FDA, and nearly a quarter of these drugs were oncology-focused, highlighting the potential value of incorporating genomic information into oncology clinical trial design.

In addition to the tests and services provided to our pharma customers, we custom develop Next Generation Sequencing (NGS) panels for our customers focused on pharmacogenomics and oncology.

We also utilize our laboratories to provide clinical trial services to the pharmaceutical and biotech industries to improve the efficiency and economic viability of clinical trials. Our clinical trials services leverage our knowledge of clinical oncology and molecular diagnostics and our laboratories’ fully integrated capabilities. We believe our laboratories are one of a few with the capability to combine somatic and germline mutational analyses in clinical trials. The laboratories operate through CLIA certificated and CAP accredited laboratories located in Rutherford, New Jersey and Raleigh, North Carolina.

Our laboratories possess capabilities in histology, immunohistochemistry (IHC), flow cytometry, cytogenetics and fluorescent in-situ hybridization (FISH), as well as sophisticated molecular analysis techniques, including next generation sequencing. This allows for comprehensive customized testing within one lab enterprise, with our CAP-accredited biorepository laboratory serving as a central hub for specimen tracking. Using this approach, we are able to support demanding clinical trial protocols requiring multiple assays and techniques aimed at capturing data on multiple biomarkers. Our suite of available testing platforms allows for highly customized clinical trial design which is supported by our dedicated group of development scientists and technical personnel.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

We also provide genetic testing for drug metabolism to aid biotech and pharmaceutical companies identify subjects’ likely responses to treatment, allowing these companies to conduct more efficient and safer clinical trials. We believe pharmacogenomics drug metabolism testing helps deliver the promise of personalized medicine by enabling researchers to tailor therapies in development to differences in patients’ genomic profiles.

Recent Notices of Nasdaq Listing Compliance

On April 18, 2019, Nasdaq notified us that that, for the last thirty consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). On January 30, 2020, we received notice from Nasdaq stating that we were now in compliance with the minimum bid price requirement and that the matter was now closed.

DESCRIPTION OF REPORTING SEGMENTS

We operate under one segment which is the business of developing and selling diagnostic clinical and pharma services.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or (“GAAP”). The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, estimates and assumptions at a specific point in time that affect the amounts reported in our consolidated financial statements and disclosed in the accompanying notes. These assumptions and estimates are inherently uncertain. Outlined below are accounting policies, which are important to our financial position and results of operations and require our management to make significant judgments in their application. Some of those judgments can be subjective and complex. Management’s estimates are based on historical experience, information from third-party professionals, facts and circumstances available at the time and various other assumptions that are believed to be reasonable. Actual results could differ from those estimates. Additionally, changes in estimates could have a material impact on our consolidated results of operations in any one period. For a summary of all of our significant accounting policies, including the accounting policies discussed below, see Note 1, Nature of Business and Significant Accounting Policies, to our consolidated financial statements included in this Annual Report on Form 10-K.

Revenue and Cost of Revenue

The Company’s revenue is primarily generated from the performance of its proprietary molecular diagnostic tests for its clinical customers and its DNA-based testing services in support of clinical trials for its pharma services customers. The Company’s performance obligation is fulfilled upon completion, review and release of test results and subsequent billing to the third-party payer, hospital or service provider, or biopharma companies.

Revenue Recognition

ASC 606 Revenue Recognition

Clinical services derive its revenues from the performance of its proprietary assays or tests. The Company’s performance obligation is fulfilled upon completion, review and release of test results to the customer. The Company subsequently bills third-party payers or direct-bill payers for the tests performed. Revenue is recognized based on the estimated transaction price or net realizable value (“NRV”), which is determined based on historical collection rates by each payer category for each proprietary test offered by the Company. To the extent the transaction price includes variable consideration, for all third party and direct-bill payers and proprietary tests, the Company estimates the amount of variable consideration that should be included in the transaction price using the expected value method based on historical experience.

For our clinical services, we regularly review the ultimate amounts received from the third-party and direct-bill payers and related estimated reimbursement rates and adjust the NRV’s and related contractual allowances accordingly. If actual collections and related NRV’s vary significantly from our estimates, we adjust the estimates of contractual allowances, which would affect net revenue in the period such variances become known.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

For our pharma services customers, performance obligations are satisfied at a point in time as the Company processes samples delivered by the customer. Project level activities, including study setup and project management, are satisfied over the life of the contract. Revenues are recognized at a point in time when the test results or other deliverables are reported to the customer.

Deferred Revenue

For our pharma services, project level fee revenue is recognized as deferred revenue and recorded at fair value. It represents payments received in advance of services rendered and is recognized ratably over the life of the contract.

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

Our lease terms include all non-cancelable periods and may include options to extend (or to not terminate) the lease when it is reasonably certain that we will exercise that option. Leases with terms of twelve months or less at the commencement date are expensed on a straight-line basis over the lease term and do not result in the recognition of an asset or liability. See Note 9, Leases.

Long-Lived Assets, including Finite-Lived Intangible Assets

We review the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value measured by future discounted cash flows. This analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. We recorded no asset impairment charges in 2019 or 2018.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

Significant judgment is also required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. We currently have significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences. The realization of these assets is dependent on generating future taxable income. We perform an analysis quarterly to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets. Our recent operating results and projections of future income weighed heavily in our overall assessment. The existing and forecasted levels of pretax earnings for financial reporting purposes are not sufficient to generate future taxable income and realize our deferred tax assets and, as a result, we established a full federal and state valuation allowance for the net deferred tax assets at December 31, 2019 and 2018, as we determined that it was more likely than not that these assets would not be realized.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Fiscal 2019 Overview

Fiscal 2019 was a transformative year for us as we continued to grow our underlying business, added capabilities to service a new group of customers through the acquisition of the Biopharma business of Cancer Genetics and attracted capital from Ampersand and 1315 Capital in 2020 to support our growth plans. Total net revenue of $24.1 million grew 10% from $21.9 million in 2018 driven by improvements in clinical services and the addition of pharma services.

In 2018, we decided to transition our billings and collections activities to another vendor effective January 2019. Due to the complexity of our third-party payer requirements and the hand-off from our legacy vendor, the transition was delayed until February 2019, which created uncertainty as we were working with our legacy vendor to collect at historical rates while we transitioned to the new vendor. The terminated legacy vendor was unable to collect at the historical rates, and through the third quarter of 2019 we recorded a $3.5 million adjustment for accounts receivable balances recognized in 2018 and expected to be collected in 2019. This adjustment was recorded as a reduction in net revenue in accordance with ASC 606. During the fourth quarter of 2019, we determined that our new billing and collection vendor was not collecting receivables at anticipated acceptable historical rates due to a variety of reasons, including delays in processing denial claims. Accordingly, we recorded an additional $5.2 million adjustment to revenues in the fourth quarter of 2019. While our new vendor is optimistic about collecting a portion of the $5.2 million of open receivables related to this adjustment, we have not yet seen sufficient cash collection improvement to date.

We are working closely with our new billing and collections vendor and believe we have enhanced the overall process, added resources, better aligned resources and have common goals and objectives. We are developing improvement initiatives to increase billing accuracy and timing, reduce the number of denials, and improve the processing time of denials.

Potential Impact of COVID-19 pandemic

We have taken what we believe are all necessary precautions to safeguard our employees from the Coronavirus (COVID-19) pandemic. We are following CDC guidance and local restrictions. All employees who do not work in a lab are currently on a telecommunication work arrangement. Our employees in the lab are wearing what we believe is appropriate protective gear. If an employee tests positive, then we will take necessary and available precautions in the lab to reduce the potential spread of COVID-19, including decontamination and temporary lab closures. There can be no assurance that key employees will not become ill or that we will able to continue to operate our labs. We have furloughed a significant number of employees as a result of reductions in customer demand and we have closed our administrative offices. Our management, finance staff and sales personnel have generally been able to successfully work remotely. Our labs require in-person staffing and as of the date of this report, we have been able to successfully operate our labs though a combination of social distancing and protective equipment.

The extent to which the COVID-19 pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In particular, the continued spread of the coronavirus globally is adversely affecting global economies and financial markets resulting in an economic downturn which could materially and adversely impact our operations including, without limitation, the functioning of our laboratories, the availability of supplies including reagents, the progress and data collection of our pharma services, customer demand and travel and employee health and availability.

We believe that the COVID-19 pandemic will adversely impact our results of operations, cash flows and financial condition for the first and second quarters of fiscal 2020 and possibly beyond. Our fiscal 2020 first quarter revenue has been impacted by lower than expected clinical service volume throughout March 2020. We believe this has resulted from the temporary reduction in non-essential testing procedures in connection with the COVID-19 pandemic. While we experienced a substantial increase in clinical services revenue compared to the first quarter of 2019, our March 2020 test volume decreased substantially compared to our February 2020 volume. Our pharma services preliminary first quarter revenue increased throughout the first quarter and average daily accessions improved in March 2020 as compared to January and February 2020.

We continue to monitor the rapidly evolving situation and guidance from authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these dynamic circumstances, there may be developments outside our control requiring us to adjust our operating plan.

Currently volume of testing in our clinical services labs has slowed, as noted above, and we believe we have taken the necessary actions to support the lower volume. Our pharma services customers have indicated that there could be a slowdown in clinical trials but thus far volume has not suffered. All of our labs are currently operating and we believe we are appropriately staffed for the volume of work. At this time, we do not anticipate any lab closures beyond temporary work stoppages from time to time to clean and disinfect the labs. To date, we have not lost any of our customer base and we are not aware of any customers with potential bankruptcy or payment issues. Lab supplies including reagents have been secured to mitigate any potential supply chain issues for the foreseeable future and we are not observing any shortages due to supply chain issues. Our third party clinical services billing and collections company has taken steps to continue operations remotely. There have been indications that payer processing may slow down but so far there has been little or no material impact to our collections. As of April 21, 2020 we have approximately $18.4 million of cash on hand which includes $3.4 million drawn on our credit facility, $2.1 million in advances received under the Centers for Medicare & Medicaid Services (CMS) accelerated and advance payment program, and $0.65 million in the form of a grant received from the Department of Health and Human Services, which is subject to certain conditions regarding its use, including developing coronavirus and serology tests. Also as of April 21, 2020, the Company has maximized its borrowing under its line of credit facility and therefore has no further availability on its credit facility; however, we are in the process of seeking to expand availability under the credit facility from $4.0 to $8.0 million on terms similar to existing terms, but there can be no assurance that such credit line extension will be granted or that it will be granted on commercially reasonable and acceptable terms. As of the date of this report, the Company believes it will be able to access additional financing though commercial bank loans and the sale of its securities, although there can no assurance that financing market conditions will not change or that such financing can be obtained. It is anticipated that if business conditions remain at these lower levels for clinical services customers and our pharma services customers similarly reduce their demand until the end of July and thereafter demand recovers to pre COVID-19 pandemic levels, then we believe we will have ample resources to continue to service our customers. However, should business conditions deteriorate further or last longer than anticipated, then our business may be materially and adversely affected.

The Company’s leadership team is monitoring the situation on a daily basis and has developed contingency plans to potentially mitigate the anticipated adverse financial impact of the COVID-19 pandemic. These contingency plans include significant cost saving actions to offset any volume shortfall and additional action plans to react to further potential declines.

As of April 2020, we are in the process of launching a new product line of antibody testing for the COVID-19 virus. We are currently validating a serological, or antibody, test that measures the amount of antibodies present in the blood. In response to an infection, such as COVID-19, the body develops an overall immune response to fight the infection. One component of the immune system's response is the development of antibodies that attach to the virus and help eliminate it. Antibody tests detect the body's immune response to the infection caused by the virus rather than detecting the virus itself. The FDA has issued guidance allowing companies to market serological tests that have been validated following notification to FDA. Validated antibody tests offered under the policy should, among other things, include in test reports language explaining that negative results do not rule out COVID-19 infection and that follow-up testing with a molecular diagnostic should be considered to rule out infection. There is no guarantee that we will be successful in completing development or realize any revenue or benefit from these efforts.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth the selected statements of operations data ($ in thousands) as a percentage of revenue for the periods indicated. The trends illustrated in this table may not be indicative of future operating results.

	Years Ended December 31,
	2019	2019	2018	2018

Revenue, net	$24,079	100.0%	$21,896	100.0%
Cost of revenue	15,888	66.0%	10,197	46.6%
Gross profit	8,191	34.0%	11,699	53.4%
Operating expenses:
Sales and marketing	11,116	46.2%	8,421	38.5%
Research and development	2,810	11.7%	2,124	9.7%
General and administrative	14,546	60.4%	8,499	38.8%
Acquisition related expense	2,534	10.5%	-	0.0%
Acquisition related amortization expense	3,652	15.2%	3,252	14.9%
Change in fair value of contingent consideration	(44)	-0.2%	1,522	7.0%
Total operating expenses	34,614	143.8%	23,818	108.8%

Operating loss	(26,423)	-109.7%	(12,119)	-55.3%
Accretion expense	(440)	-1.8%	(331)	-1.5%
Other income (expense), net	196	0.8%	263	1.2%
Loss from continuing operations before tax	(26,667)	-110.7%	(12,187)	-55.7%
Benefit (provision) for income taxes	(28)	-0.1%	18	0.1%
Loss from continuing operations	(26,639)	-110.6%	(12,205)	-55.7%

(Loss) income from discontinued operations, net of tax	(88)	-0.4%	16	0.1%

Net loss	$(26,727)	-111.0%	$(12,189)	-55.7%

Revenue, net

Consolidated revenue for the year ended December 31, 2019 increased by $2.2 million, or 10%, to $24.1 million, compared to the year ended December 31, 2018. This increase was primarily attributable to $6.7 million of revenue recognized in our pharma services as well as an increase in clinical services unit volume in 2019. During the fourth quarter of 2019, we recorded an $8.7 million adjustment for accounts receivable balances, recorded as a reduction in net revenue (representing a change in estimate in accordance with ASC 606) due to third party collection issues, of which $3.5 million was related to billings in 2018 and $5.2 million related to billings in 2019.

Cost of revenue

Consolidated cost of revenue for the year ended December 31, 2019 increased by $5.7 million, or 57%, to $15.9 million, compared to the year ended December 31, 2018 primarily due to pharma services acquired in July 2019.

Gross Profit

Consolidated gross profit for the year ended December 31, 2019 decreased $3.4 million, or 30%, to $8.2 million, compared to $11.7 million for the year ended December 31, 2018. This decrease was primarily attributable to a $3.5 million revenue reduction relating to third party collections issues in connection with 2018 clinical services billings that were identified and accounted for in 2019.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Sales and marketing expense

Sales and marketing expense was $11.1 million for the year ended December 31, 2019, as compared to $8.4 million for the year ended December 31, 2018. As a percentage of revenue, sales and marketing expense increased to 46% from 39% in the comparable prior year period. The increase in sales and marketing expense was primarily due to the acquisition of the Biopharma business and reflects an increase in employee and consulting costs, as we expanded the size of our salesforce and have increased our contracting and marketing activities which are supporting our growth. The increase in sales and marketing costs as a percentage of sales was also driven by the $8.7 million revenue reduction recorded in 2019.

Research and development

Research and development expense reflects clinical and research costs for supplies, laboratory tests and evaluations, scientific and administrative staff involved in clinical research, statistical research and product development related to new tests, products and programs. Research and development expense was $2.8 million and as a percentage of revenue was 12% for the year ended December 31, 2019. For the year ended December 31, 2018, the expense was $2.1 million and as a percentage of revenue was 10%. The increase was primarily driven by pharma services acquired in July 2019.

General and administrative

General and administrative expense for the year ended December 31, 2019 was $14.5 million as compared to $8.5 million for the year ended December 31, 2018. This increase was primarily related to certain non-cash charges including $0.5 million of bad debt expense from the ASC 606 conversion and the $0.4 million reversal of a contingent claim in the prior year as well as $3.3 million of general and administrative costs associated with pharma services discussed previously. As a percentage of net revenue, general and administrative expense was 60% for the year ended December 31, 2019 as compared to 39% for the year ended December 31, 2018.

Acquisition related expense

During the year ended December 31, 2019, we incurred approximately $2.5 million in external costs related to our acquisition of pharma services on July 15, 2019.

Acquisition related amortization expense

During the years ended December 31, 2019 and December 31, 2018, we recorded amortization expense of approximately $3.7 million and $3.3 million, respectively, which is related to intangible assets associated with our acquisitions.

Change in fair value of contingent consideration

During the year ended December 31, 2019, there was a $0.04 million decrease in the contingent consideration liability. During the year ended December 31, 2018, there was a $1.5 million increase in contingent consideration liability related to an increase in estimated future royalty payments payable to Asuragen.

Operating loss

There were operating losses from continuing operations of $26.4 million and $12.1 million during the years ended December 31, 2019 and 2018, respectively. The increase in operating loss from continuing operations in the year ended December 31, 2019 was primarily attributable to the acquisition expenses and operating loss associated with the pharma services acquisition and the revenue reductions discussed above.

(Benefit) provision for income taxes

We had an income tax benefit of $28,000 for the year ended December 31, 2019 and income tax expense of $18,000 for the year ended December 31, 2018. Income tax expense for 2018 was primarily driven by minimum state and local taxes.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

(Loss) income from discontinued operations, before tax

We had a loss from discontinued operations of $0.1 million for the year ended December 31, 2019 as compared to income from discontinued operations of $0.02 million for the year ended December 31, 2018.

Non-GAAP Financial Measures

In addition to the United States generally accepted accounting principles, or GAAP, results provided throughout this document, we have provided certain non-GAAP financial measures to help evaluate the results of its performance. We believe that these non-GAAP financial measures, when presented in conjunction with comparable GAAP financial measures, are useful to both management and investors in analyzing our ongoing business and operating performance. We believe that providing the non-GAAP information to investors, in addition to the GAAP presentation, allows investors to view our financial results in the way that management views financial results.

In this 10-K, we discuss Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA is a metric used by management to measure cash flow of the ongoing business. Adjusted EBITDA is defined as income or loss from continuing operations, plus depreciation and amortization, acquisition related expenses, transition expenses, non-cash stock based compensation, interest and taxes, and other non-cash expenses including asset impairment costs, bad debt expense, loss on extinguishment of debt, goodwill impairment and change in fair value of contingent consideration, and warrant liability. The table below includes a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure.

GAAP to Non-GAAP Reconciliation (Unaudited)

($ in thousands)

	Year Ended
	December 31,
	2019	2018

Loss from continuing operations (GAAP Basis)	$(26,639)	$(12,205)
Acquisition related expense	2,534	-
Transaction expenses	836	-
Depreciation and amortization	4,187	3,464
Stock-based compensation	1,535	2,270
Bad debt expense	499	-
Taxes	(28)	18
Accretion expense	440	331
Mark to market on warrant liability	(279)	(112)
Change in fair value of contingent consideration	(44)	1,522
Non-GAAP Adjusted EBITDA	$(16,959)	$(4,712)

Interpace Biosciences, Inc.

Annual Report on Form 10-K

LIQUIDITY AND CAPITAL RESOURCES

For the fiscal year ended December 31, 2019, we had an operating loss of $26.4 million. As of December 31, 2019, we had cash and cash equivalents of $2.3 million, total current assets of $16.4 million and current liabilities of $17.3 million. As of April 21, 2020 we have approximately $18.4 million of cash on hand. Also as of April 21, 2020, the Company has no further availability on its credit facility, but is in the process of completing an agreement with SVB to expand the credit facility from $4.0 million to $8.0 million. No assurance can be given that such an expansion agreement will be entered into.

During the year ended December 31, 2019, net cash used in operating activities was $19.0 million, all but $0.03 million of which was used in continuing operations. The main component of cash used in operating activities was our loss from continuing operations of $26.6 million. During the year ended December 31, 2018, net cash used in operating activities was $8.7 million, of which $8.3 million was used in continuing operations and $0.4 million was used in discontinued operations. The main component of cash used in operating activities during the year ended December 31, 2018 was our loss from continuing operations of $12.2 million.

For the year ended December 31, 2019, there was cash provided from financing activities of $29.2 million, $6.5 million of which resulted from the issuance of common stock in our underwritten public offering completed in January 2019, $25.7 million which resulted from the issuance of Preferred Stock in July and October 2019, and $3.0 million from the drawing down of funds under our revolving line of credit with Silicon Valley Bank (“SVB”). This was partially offset by the payment of the note payable to Cancer Genetics of $6.0 million as part of the acquisition of the BioPharma business in July 2019.

For the year ended December 31, 2019, there was cash used in investing activities of $13.9 million, $13.8 million of which was used in our pharma services, acquired in July 2019. For the year ended December 31, 2018, there was cash used in investing activities of $0.4 million primarily for the purchase of lab equipment.

In September 2019, we entered into the Equity Distribution Agreement (the “Agreement”) with Oppenheimer & Co. Inc., as sales agent (the “Agent”), pursuant to which we may, from time to time, issue and sell shares of our common stock in an aggregate offering price of up to $4.8 million through the Agent. See Note 13, Equity of the notes to the financial statements for more details. As of December 31, 2019, 97,817 shares (as adjusted for the reverse stock split) of common stock were sold for net proceeds of approximately $0.2 million.

As of December 31, 2019, the Company had drawn $3.0 million of the $3.75 million of available funds under its Revolving Line with SVB. The funds drawn were used principally in conjunction with the acquisition of pharma services. As of April 10, 2020, we had $3.4 million outstanding on the Revolving Line.

In January 2020, we sold 20,000 preferred shares to investors, led by 1315 Capital, for net proceeds of approximately $19.5 million; see Note 21, Subsequent Events of the footnotes to the financial statements for more detail.

During April 2020, the Company applied for, or is in the process of applying for, various federal stimulus loans, grants and advances made available under Title 1 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, including an approximate $3.5 million loan request under the Small Business Administration (SBA) Paycheck Protection Program (PPP), an approximate $0.65 million grant from the Department of Health and Human Services (HSS), and approximately $2.1 million in advances under the Centers for Medicare & Medicaid Services (CMS) accelerated and advance payment program. Each of these loans, grants and advances require certain certifications by the Company and impose specific limitations on the use of the proceeds.

As of April 21, 2020, we received $2.1 million in advances under the CMS accelerated and advance payment program, as well as the $0.65 million HSS grant. The CMS advance will be offset against future Medicare billings of the Company, and the HSS grant is subject to certain conditions regarding its use, including developing coronavirus and serology tests. There is no guarantee that any other loans, grants or advances will be approved. As of April 21, 2020, the Company’s PPP loan has not yet been approved, pending new legislation increasing the pool. The PPP provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The PPP loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. If the Company is successful in obtaining a PPP loan, we intend to use the proceeds for purposes consistent with the PPP and expect to meet the conditions for forgiveness of the loan.

We do not expect to generate positive cash flows from operations for the year ending December 31, 2020. We intend to meet our ongoing capital needs by using our available cash, proceeds under the Securities Purchase and Exchange Agreement, additional borrowings under the Line of Credit as well as increasing our line of credit limit by an additional $4 million as a result of the additional accounts receivable acquired in July 2019 as part of our acquisition of pharma services (which requires a modification to the bank agreement and approval by SVB, as well as approval by our preferred shareholders), revenue growth and margin improvement, collecting accounts receivable, containing costs as well as exploring other financing options. Management believes that the Company has sufficient cash on hand and available to sustain operations through at least April 23, 2021. However, there is no guarantee that additional capital can be raised to fund our future operations.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” for purposes of the disclosure requirements of Item 305 of Regulation S-K and, therefore, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and the financial statement schedule specified by this Item 8, together with the report thereon of BDO USA, LLP, are presented following Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2019. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives including that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

Based on the evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

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

For the year ended December 31, 2019, management excluded the BioPharma business acquired from Cancer Genetics, Inc. on July 15, 2019 from management’s report on internal control over financial reporting. This acquired business was not significant to the registrant’s consolidated financial statements.

Our internal control system was designed to provide reasonable assurance to our management and Board regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework in 2013. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 and concluded that it is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

Information relating to directors and executive officers of the registrant that is responsive to Item 10 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2020 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation of the registrant that is responsive to Item 11 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2020 annual meeting of stockholders, and such information is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management of the registrant that is responsive to Item 12 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2020 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions of the registrant that is responsive to Item 13 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2020 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services of the registrant that is responsive to Item 14 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2020 annual meeting of stockholders and such information is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements – See Index to Financial Statements on page F-1 of this Form 10-K.
(2)	Financial Statement Schedule

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Schedule II: Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
2.2	Asset Purchase Agreement, dated as of October 30, 2015, by and between Publicis Touchpoint Solutions, Inc. and PDI, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2015.
2.3	Secured Creditor Asset Purchase Agreement, dated July 15, 2019, by and among Interpace BioPharma, Inc., Cancer Genetics, Inc., Interpace Diagnostics Group, Inc. and Partners for Growth IV, L.P., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
3.1+

Conformed version of Certificate of Incorporation of Interpace Biosciences, Inc., as amended by the Certificate of Amendment, effective January 15, 2020, and the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed January 17, 2020, filed herewith.

3.2	Amended and Restated Bylaws of Interpace Biosciences, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019.
4.1	Description of Securities, filed herewith.
4.2	Specimen Certificate Representing the Common Stock, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (File No. 333-227728), filed with the SEC on October 5, 2018.
4.3	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2017.
4.4	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, as amended, filed with the SEC on March 24, 2017.
4.5	Form of PreFunded Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.
4.6	Form of Underwriters’ Warrants, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.
4.7	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.
4.8	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2017.
4.9

Loan and Security Agreement, dated November 13, 2018, by and among Silicon Valley Bank, Interpace Diagnostics Group, Inc., Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC, filed herewith.

4.10	Form of Underwriter Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 29, 2019.
4.11	Subordinated Seller Note of Interpace BioPharma, Inc., dated July 15, 2019, in favor of Cancer Genetics, Inc., incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.1*	Amended and Restated 2004 Stock Award and Incentive Plan, incorporated by reference to Annex A of the Company’s definitive proxy statement, filed with the SEC on August 14, 2017.
10.2*	Form of Restricted Stock Unit Agreement for Employees, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Exhibit No.	Description
10.3*	Form of Restricted Stock Unit Agreement for Directors, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.4*	Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.5*	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.6*	Interpace Diagnostics Group, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.7*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.3 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.8*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.9*	Interpace Diagnostics Group, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.10*	Incentive Stock Option Agreement between Interpace Diagnostics Group, Inc. and James Early, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2016.
10.11*	Employment Agreement between Interpace Diagnostics Group, Inc. and James Early, effective as of March 16, 2018, incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 23, 2018.
10.12*	Severance and Consulting Agreement and General Release, dated January 29, 2020, by and between Interpace Biosciences, Inc. and James Early, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2020.
10.13*	Employment Agreement, dated as of January 29, 2020, by and between Interpace Biosciences, Inc. and Fred Knechtel, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2020.
10.14*	Incentive Stock Option Agreement between Interpace Diagnostics Group, Inc. and Jack E. Stover, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2016.
10.15*	Amended and Restated Employment Agreement dated December 5, 2018, between the Company and Jack E. Stover, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2018.
10.16*	First Amendment to Amended and Restated Employment Agreement, dated January 29, 2020, by and between Interpace Biosciences, Inc. and Jack E. Stover, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2020.
10.17*	Employment Separation Agreement between Interpace Diagnostics, LLC and Gregory Richard, effective as of March 25, 2015, incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 21, 2019.
10.18*	Form of Indemnification Agreement by and between Interpace Diagnostics Group, Inc. and its directors and executive officers, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2016.
10.19*	Form of Indemnification Agreement by and between Interpace Biosciences, Inc. and Indemnitee, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020.
10.20	License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Exhibit No.	Description
10.21	CPRIT License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.22	Supply Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.23	Guaranty, dated August 13, 2014 by the Company in favor of Asuragen, Inc., incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.24	Morris Corporate Center Lease, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 5, 2009.
10.25	First Amendment to Lease, dated May 24, 2017, by and between Brookwood MC Investors, LLC, Brookwood MC II, LLC, and the Company, incorporated by reference to Exhibit 10.52 of the Company’s Registration Statement on Form S-1 (333-218140), as amended, filed with the SEC on June 13, 2017.
10.26	Lease, dated June 28, 2015, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.
10.27	Amendment No. 1 to Lease, dated September 18, 2007, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.
10.28	Amendment No. 2 to Lease, dated August 29, 2008, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.
10.29	Amendment No. 3 to Lease, dated April 8, 2009, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.
10.30	Amendment No. 4 to Lease, dated September 16, 2010, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.
10.31	Amendment No. 5 to Lease, dated September 15, 2011, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.
10.32	Amendment No. 6 to Lease, dated March 5, 2014, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.
10.33	Amendment No. 7 to Lease, dated August 29, 2014, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.
10.34	Amendment No. 8 to Lease, dated December 31, 2019, by and between WE 2 Church Street South LLC and Interpace Diagnostics Lab Inc., filed herewith.
10.35	Lease Agreement, dated March 31, 2017, by and between Saddle Lane Realty, LLC and the Company, incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-1 (333-218140), as amended on June 13, 2017.
10.36	First Amendment, dated September 26, 2017, by and between Saddle Lane Realty, LLC and Interpace Diagnostics Corporation, filed herewith.
10.37	Amendment No. 2 to Lease, dated March 15, 2018, between Saddle Lane Realty, LLC and Interpace Diagnostics Corporation, incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 23, 2018.
10.38	Form of Securities Purchase Agreement, dated January 20, 2017, by and between Interpace Diagnostics Group, Inc. and certain purchasers named therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2017.
10.39	Warrant Agency Agreement, dated June 21, 2017, by and between Interpace Diagnostics Group, Inc. and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Exhibit No.	Description
10.40	Form of Warrant Exercise Agreement dated October 12, 2017, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2017.
10.41	Securities Purchase Agreement, dated July 15, 2019, by and between Interpace Diagnostics Group, Inc. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.42	Transition Services Agreement, dated July 15, 2019, by and between Interpace BioPharma, Inc. and Cancer Genetics, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.43	Form of Voting Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.44	Office Lease Agreement, dated October 9, 2007, by and between Meadows Office, L.L.C. and Cancer Genetics, Inc., filed herewith.
10.45	First Amendment to Lease, dated October 30, 2017, by and between Meadows Landmark LLC and Cancer Genetics, Inc., filed herewith.
10.46	Consent to Assignment, dated July 19, 2019, by and among Meadows Landmark LLC, Cancer Genetics, Inc., and Interpace BioPharma, Inc., filed herewith.
10.47	Lease Agreement, dated June 12, 2004, by and between Southport Business Park Limited Partnership and Gentris Corporation, filed herewith.
10.48	Letter Amendment, dated October 21, 2004, by and between Southport Business Park Limited Partnership and Gentris Corporation, filed herewith.
10.49	Second Amendment to Lease, dated June 17, 2005, by and between Southport Business Park Limited Partnership and Gentris Corporation, filed herewith.
10.50	Third Amendment to Lease, dated May 25, 2006, by and between Southport Business Park Limited Partnership and Gentris Corporation, filed herewith.
10.51	Fourth Amendment to Lease, dated December 20, 2007, by and between Southport Business Park Limited Partnership and Gentris Corporation, filed herewith.
10.52	Fifth Amendment to Lease, dated June 15, 2009, by and between Southport Business Park Limited Partnership and Gentris Corporation, filed herewith.
10.53	Sixth Amendment to Lease, dated June 3, 2010, by and between Southport Business Park Limited Partnership and Gentris Corporation, filed herewith.
10.54	Seventh Amendment to Lease, dated October 26, 2010, by and between Southport Business Park Limited Partnership and Gentris Corporation, filed herewith.
10.55	Eighth Amendment to Lease, dated July 27, 2011, by and between Southport Business Park Limited Partnership and Gentris Corporation, filed herewith.
10.56	Ninth Amendment to Lease, dated November 7, 2012, by and between Southport Business Park Limited Partnership and Gentris Corporation, filed herewith.
10.57	Tenth Amendment to Lease, dated July 15, 2014, by and among Southport Business Park Limited Partnership, Gentris Corporation, and Gentris, LLC, filed herewith.
10.58	Assignment of Lease, dated July 15, 2019, by and between Cancer Genetics, Inc. and Interpace BioPharma, Inc., filed herewith.
10.59	Guaranty of Lease, dated July 15, 2019, by and between Interpace Diagnostics Group, Inc. and Southport Business Park Limited Partnership, filed herewith.
10.60	Equity Distribution Agreement, dated September 20, 2019, by and between Interpace Diagnostics Group, Inc. and Oppenheimer & Co. Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2019.
10.61	Securities Purchase and Exchange Agreement, dated January 10, 2020, by and among Interpace Biosciences, Inc., 1315 Capital II, L.P. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2020.
10.62	Amended and Restated Investor Rights Agreement, dated as of January 15, 2020, by and among Interpace Biosciences, Inc., 1315 Capital II, L.P. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020.
21.1	Subsidiaries of the Registrant, filed herewith.
23.1	Consent of BDO USA, LLP, filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Denotes compensatory plan, compensation arrangement or management contract.
+	This exhibit is being filed pursuant to Item 601(b)(3)(i) of Regulation S-K which requires a conformed version of the Company’s charter reflecting all amendments in one document. The exhibit reflects the Company’s Certificate of Incorporation, as amended, as amended by the Certificate of Amendment, effective January 15, 2020, and the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed January 17, 2020.

ITEM 16.	Form 10-K Summary

The Company has opted to not provide a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPACE BIOSCIENCES, INC.

Date: April 22, 2020	/s/ Jack E. Stover
Jack E. Stover
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ Jack E. Stover	President, Chief Executive Officer and Director	April 22, 2020
Jack E. Stover	(Principal Executive Officer)

/s/ Fred Knechtel	Chief Financial Officer and Treasurer	April 22, 2020
Fred Knechtel	(Principal Financial Officer)

/s/ Thomas Freeburg	Chief Accounting Officer	April 22, 2020
Thomas Freeburg	(Principal Accounting Officer)

/s/ Stephen J. Sullivan	Director	April 22, 2020
Stephen J. Sullivan

/s/ Joseph Keegan	Director	April 22, 2020
Joseph Keegan

/s/ Eric Lev	Director	April 22, 2020
Eric Lev

/s/ Robert Gorman	Chairman of the Board of Directors	April 22, 2020
Robert Gorman

/s/ Edward Chan	Director	April 22, 2020
Edward Chan

/s/ Fortunato Ron Rocca	Director	April 22, 2020
Fortunato Ron Rocca

Interpace Biosciences, Inc.

Index to Consolidated Financial Statements

and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Interpace Biosciences, Inc.

Parsippany, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Interpace Biosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of a Matter

As discussed in Note 9 to the consolidated financial statements, the Company has changed its method for accounting for Leases as of January 1, 2019 due to the adoption of ASU 2016-02, Leases (Topic 842).

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2012.

Woodbridge, New Jersey

April 22, 2020

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$2,321	$6,068
Accounts receivable, net	10,197	9,483
Other current assets	3,851	2,170
Total current assets	16,369	17,721
Property and equipment, net	6,814	837
Other intangible assets, net	33,501	29,853
Goodwill	8,433	-
Operating lease right of use assets	3,892	-
Other long-term assets	42	31
Total assets	$69,051	$48,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,812	$1,059
Accrued salary and bonus	2,341	1,424
Other accrued expenses	9,379	5,091
Current liabilities from discontinued operations	766	918
Total current liabilities	17,298	8,492
Contingent consideration	2,391	2,693
Operating lease liabilities, net of current portion	2,591	-
Line of credit	3,000	-
Other long-term liabilities	4,573	4,319
Total liabilities	29,853	15,504

Commitments and contingencies (Note 12)

Preferred stock, $.01 par value; 5,000,000 shares authorized, 270 shares issued and outstanding	26,172	-

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 3,932,370 and 2,876,734 shares issued, respectively; 3,920,589 and 2,869,427 shares outstanding, respectively	393	287
Additional paid-in capital	182,514	175,820
Accumulated deficit	(168,160)	(141,489)
Treasury stock, at cost (11,781 and 7,307 shares, respectively)	(1,721)	(1,680)
Total stockholders’ equity	13,026	32,938
Total liabilities and stockholders’ equity	$42,879	$48,442

Total liabilities, preferred stock and stockholders’ equity	$69,051	$48,442

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	For The Years Ended December 31,
	2019	2018

Revenue, net	$24,079	$21,896
Cost of revenue (excluding amortization of $3,652 and $3,252, respectively)	15,888	10,197
Gross profit	8,191	11,699
Operating expenses:
Sales and marketing	11,116	8,421
Research and development	2,810	2,124
General and administrative	14,546	8,499
Acquisition related expense	2,534	-
Acquisition related amortization expense	3,652	3,252
Change in fair value of contingent consideration	(44)	1,522
Total operating expenses	34,614	23,818

Operating loss	(26,423)	(12,119)
Accretion expense	(440)	(331)
Other income (expense), net	196	263
Loss from continuing operations before tax	(26,667)	(12,187)
(Benefit) provision for income taxes	(28)	18
Loss from continuing operations, net of tax	(26,639)	(12,205)
Less Preferred stock dividends	(429)	-
Loss from continuing operations attributable to common stockholders	(27,068)	(12,205)

(Loss) income from discontinued operations, net of tax	(88)	16

Net loss attributable to common stockholders	$(27,156)	$(12,189)

Basic and diluted (loss) income per share of common stock:
From continuing operations	$(7.23)	$(4.33)
From discontinued operations	(0.02)	-
Net loss per basic and diluted share of common stock	$(7.25)	$(4.33)
Weighted average number of common shares and common share equivalents outstanding:
Basic	3,746	2,816
Diluted	3,746	2,816

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	For The Year Ended		For The Year Ended
	December 31, 2019		December 31, 2018
	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	2,877	$287	2,790	$278
Common stock issued	9	1	4	1
Common stock issued through offerings	933	94	-	-
Balance at March 31	3,819	382	2,794	279
Common stock issued	10	1	33	3
Balance at June 30	3,829	383	2,827	282
Common stock issued	-	-	10	1
Common stock issued through offerings	-	-	-	-
Balance at September 30	3,829	383	2,837	283
Common stock issued	5	-	40	4
Common stock issued through market sales	98	10	-	-
Balance at December 31	3,932	393	2,877	287
Treasury stock:
Balance at January 1	7	(1,680)	6	(1,671)
Treasury stock purchased	3	(32)	1	(9)
Balance at March 31	10	(1,712)	7	(1,680)
Treasury stock purchased	-	-	-	-
Balance at June 30	10	(1,712)	7	(1,680)
Treasury stock purchased	-	-	-	-
Balance at September 30	10	(1,712)	7	(1,680)
Treasury stock purchased	2	(9)	-	-
Balance at December 31	12	(1,721)	7	(1,680)
Additional paid-in capital:
Balance at January 1		175,820		173,062
Common stock issued through offerings, net of expenses		5,868		-
Stock-based compensation expense		266		597
Balance at March 31		181,954		173,659
Common stock issued		72		282
Stock-based compensation expense		205		419
Balance at June 30		182,231		174,360
Common stock issued		-		144
Dividends accrued		(75)		-
Stock-based compensation expense		205		374
Balance at September 30		182,361		174,878
Common stock issued through market sales, net of expenses		218		-
Common stock issued		-		598
Dividends accrued		(354)		-
Stock-based compensation expense		289		344
Balance at December 31		182,514		175,820
Accumulated deficit:
Balance at January 1		(141,489)		(131,800)
Net loss		(3,419)		(3,193)
Adoption of ASC 606		-		2,500
Adoption of ASC 842		55		-
Balance at March 31		(144,853)		(132,493)
Net loss		(5,220)		(1,917)
Balance at June 30		(150,073)		(134,410)
Net loss		(7,362)		(3,042)
Balance at September 30		(157,435)		(137,452)
Net loss		(10,725)		(4,037)
Balance at December 31		(168,160)		(141,489)

Total stockholders’ equity		$13,026		$32,938

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For The Years Ended December 31,
	2019	2018

Cash Flows From Operating Activities
Net loss	$(26,727)	$(12,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,187	3,464
Interest accretion	440	331
Bad debt expense	499	-
Reversal of DOJ accrual	-	(350)
Mark to market on warrants	(279)	112
Stock-based compensation	1,535	2,270
Deferred income taxes	18	-
Change in estimate on collectability of accounts receivable	3,479	-
Change in fair value of contingent consideration	(44)	1,522
Other gains and expenses, net	18	-
Other changes in operating assets and liabilities:
Increase in accounts receivable	(961)	(3,546)
Decrease (increase) in other current assets	129	(501)
Increase in other long-term assets	(11)	-
(Decrease) increase in accounts payable	(835)	668
Increase in accrued salaries and bonus	482	30
Decrease in accrued liabilities	(1,341)	(402)
Increase (decrease) in long-term liabilities	454	(82)
Net cash used in operating activities	(18,957)	(8,673)

Cash Flows From Investing Activity
Acquisition of Biopharma, net of cash acquired	(13,829)	-
Purchase of property and equipment	(131)	(449)
Sale of property and equipment	13	-
Net cash used in investing activity	(13,947)	(449)

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	6,478	-
Issuance of preferred stock, net of expenses	25,744	-
Payment of Seller’s note	(6,024)	-
Borrowings on Line of Credit	3,000	-
Cash paid for repurchase of restricted shares	(41)	(9)
Net cash provided by (used in) financing activities	29,157	(9)

Net decrease in cash and cash equivalents	(3,747)	(9,131)
Cash and cash equivalents – beginning of year	6,068	15,199
Cash and cash equivalents – end of year	$2,321	$6,068

The accompanying notes are an integral part of these consolidated financial statements

1.	Nature of Business and Significant Accounting Policies

Nature of Business

Interpace Biosciences, Inc. (the “Company”) enables personalized medicine, offering specialized services along the therapeutic value chain from early diagnosis and prognostic planning to targeted therapeutic applications and pharma services. The Company provides molecular diagnostics, bioinformatics and pathology services for evaluation of risk of cancer by leveraging the latest technology in personalized medicine for improved patient diagnosis and management. The Company also provides pharmacogenomics testing, genotyping, biorepository and other specialized services to the pharmaceutical and biotech industries. The Company advances personalized medicine by partnering with pharmaceutical, academic, and technology leaders to effectively integrate pharmacogenomics into their drug development and clinical trial programs with the goals of delivering safer, more effective drugs to market more quickly, and improving patient care.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of Interpace Biosciences, Inc. fka Interpace Diagnostics Group, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc. fka Interpace Biopharma, Inc.

Discontinued operations include the Company’s wholly-owned subsidiaries: Group DCA, LLC (“Group DCA”), InServe Support Solutions (Pharmakon), and TVG, Inc. (TVG, dissolved December 31, 2014) and its Commercial Services (“CSO”) business unit. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has one reporting segment: the Company’s business of developing and selling clinical services and pharma services. The Company’s current reporting segment structure is reflective of the way the Company’s management views the business, makes operating decisions and assesses performance. This structure allows investors to better understand Company performance, better assess prospects for future cash flows, and make more informed decisions about the Company.

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

Reverse stock split

On January 15, 2020, the Company effected a one-for-ten reverse split of its issued and outstanding shares of its common stock (the “Reverse Stock Split”). Every 10 shares of common stock issued and outstanding were automatically combined into one share of issued and outstanding common stock, without any change in the par value per share. The Company’s issued and outstanding stock decreased from 39,205,895 to 3,920,589 and 28,694,275 to 2,869,427 at December 31, 2019 and 2018, respectively. All information related to common stock, stock options, restricted stock units, warrants and earnings per share have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash accounts, money market investments and highly liquid investment instruments with original maturity of three months or less at the date of purchase.

Accounts Receivable, Net

The Company’s accounts receivables represent unconditional rights to consideration and are generated using its proprietary tests and pharma services. The Company’s diagnostic services are fulfilled upon completion of the test, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payer or direct-bill payer. Contractual adjustments represent the difference between the list prices and the reimbursement rates set by third party payers, including Medicare, commercial payers, and amounts billed to direct-bill payers. Specific accounts may be written off after several appeals, which in some cases may take longer than twelve months. Pharma services represent, primarily, the performance of laboratory tests in support of clinical trials for pharma services customers. The Company bills these services directly to the customer.

Other current assets

Other current assets consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Indemnification asset	$-	$875
Lab supply inventory	1,825	-
Prepaid expenses	971	1,230
Funds in escrow	888	-
Other	167	65
Total other current assets	$3,851	$2,170

Property and Equipment, net

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

See Note 7, Property and Equipment, for further information.

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

Our clinical services derive its revenues from the performance of its proprietary assays or tests. The Company’s performance obligation is fulfilled upon the completion, review and release of test results to the customer. The Company subsequently bills third-party payers or direct-bill payers for the tests performed. Revenue is recognized based on the estimated transaction price or NRV, which is determined based on historical collection rates by each payer category for each proprietary test offered by the Company. To the extent the transaction price includes variable consideration, for all third party and direct-bill payers and proprietary tests, the Company estimates the amount of variable consideration that should be included in the transaction price using the expected value method based on historical experience.

For our clinical services, we regularly review the ultimate amounts received from the third-party and direct-bill payers and related estimated reimbursement rates and adjust the NRV’s and related contractual allowances accordingly. If actual collections and related NRV’s vary significantly from our estimates, we will adjust the estimates of contractual allowances, which would affect net revenue in the period such variances become known. During 2019, the Company recorded a reduction to revenue of $3.5 million due to a change in estimate of the amounts to be collected from 2018 services.

For its pharma services, performance obligations are satisfied at a point in time as the Company processes samples delivered by the customer. Project level activities, including study setup and project management, are satisfied over the life of the contract. Revenues are recognized at a point in time when the test results or other deliverables are reported to the customer. Project level fee revenue is recognized ratably over the life of the contract. Some contracts have prepayments prior to services being rendered that are recorded as deferred revenue. These are for study services and setup management. Deferred revenue from pharma services contracts is recorded at fair value and represents payments received in advance of services rendered.

Cost of revenue

Cost of revenue consists primarily of the costs associated with operating our laboratories and other costs directly related to our tests. Personnel costs, which constitute the largest portion of cost of services, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for laboratory personnel. Other direct costs include, but are not limited to, laboratory supplies, certain consulting expenses, royalty expenses, and facility expenses.

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

See Note 15, Stock-Based Compensation, for further information.

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

Our lease terms include all non-cancelable periods and may include options to extend (or to not terminate) the lease when it is reasonably certain that we will exercise that option. Leases with terms of twelve months or less at the commencement date are expensed on a straight-line basis over the lease term and do not result in the recognition of an asset or liability. See Note 9, Leases.

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

Income (Loss) per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the year including any unvested share-based payment awards that contain nonforfeitable rights to dividends. Diluted earnings per common share are computed by dividing net income by the sum of the weighted average number of shares outstanding and dilutive common shares under the treasury method. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid), are participating securities and are included in the computation of earnings per share pursuant to the two-class method. As a result of the losses incurred in both 2019 and 2018, the potentially dilutive common shares have been excluded from the earnings per share computation for these periods because its inclusion would have been anti-dilutive. Additionally, preferred shares have been excluded in the denominator of the earnings per share computation, on an if-converted basis, as such shares would have been anti-dilutive.

2. Acquisition

On July 15, 2019, the Company entered into an Asset Purchase Agreement to acquire certain assets and assumed certain liabilities relating to Cancer Genetics, Inc.’s (“CGI”) biopharma business (“BioPharma”) for $23.5 million less certain closing adjustments of $1.98 million (the “Base Purchase Price”). At the closing the Company used the proceeds from an initial tranche of preferred stock financing and paid $13.8 million. Additionally, the Company issued a subordinated seller note to CGI in the amount of $7,692,300.

The BioPharma business (presently known as Interpace Pharma Solutions, Inc. or “pharma services”) provides pharmaceutical and biotech companies and non-profit entities performing clinical trials with lab testing services for patient stratification and treatment selection through an extensive suite of molecular and biomarker-based testing services, DNA- and RNA- extraction and customized assay development and trial design consultation.

The Base Purchase Price was subject to two additional adjustments following the closing: for the finalized net worth (assets less liabilities) of BioPharma as of June 30, 2019 (the “NWA”), subject to a cap of $775,000, and for certain older accounts receivable, in the aggregate amount of approximately $830,000, still uncollected as of December 31, 2019 (the “ARA”). Any amounts due to the Company under the NWA were to be set off against the Excess Consideration Note and any amounts due to the Company under the ARA were to be either set off against the Excess Consideration Note or, if it is no longer outstanding, satisfied through an AR Holdback (as defined in the Asset Purchase Agreement) mechanism, in each case as further set forth in the Asset Purchase Agreement. Additionally, an indemnification holdback of $735,000 was established as an offset for any potential claims against the Company related to the transaction. The expiration period for the notification of any third-party claims was set at January 15, 2020. On October 18, 2019, a payment of $6,024,489 was made in settlement of the note less remaining holdbacks of $887,858, $735,000 for the Indemnification Holdback and $152,858 for the remaining AR Holdback. As of April 21, 2020, the Company is obligated to pay CGI an additional $735,000 for funds withheld from the Excess Consideration Note to satisfy indemnification obligations under the Asset Purchase Agreement.

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

In connection with the transaction, the Company has preliminarily recorded $8.3 million of goodwill and $7.3 million of finite lived intangible assets. Finite lived intangible assets have a combined weighted-average amortization period of 8.4 years, which consists of ten years for tradenames and eight years for customer relationships. Goodwill results largely from a trained workforce in place and expected synergies from new lines of business. Goodwill recorded in conjunction with the acquisition is deductible for income tax purposes. See Note 8, Goodwill and Other Intangible Assets, for more information. Transaction expenses of approximately $2.5 million incurred in connection with the acquisition was expensed as incurred.

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

The following unaudited pro forma consolidated revenues for year ended December 31, 2019 and 2018 assume that the Company had acquired Biopharma Solutions as of January 1, 2018. The pro forma revenues include estimates and assumptions which management believes are reasonable. However, pro forma revenues are not necessarily indicative of the revenues that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future revenues.

	Years Ended
	December 31,	December 31,
	2019	2018
Revenue	$31,722	$37,218

The BioPharma business had not historically been accounted for as a separate entity, subsidiary or division of CGI. In addition, stand-alone financial statements related to BioPharma have not been prepared previously as CGI’s financial system was not designed to provide complete financial information of BioPharma. Therefore, the Company was not able to estimate the pro forma impact to net loss or the net loss per share of BioPharma for the years ended December 31, 2019 and 2018.

3.	Recent Accounting Standards

Recently adopted standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Topic 842 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. Leases are to be classified as either finance or operating leases, with such classification affecting the pattern or expense recognition in the statement of operations. We adopted this new standard as of January 1, 2019, by using the alternative modified transition method. See Note 9, Leases, for more details.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. This ASU is required to be adopted using the modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance of this ASU is effective. Based upon the level and makeup of our financial asset portfolio, past loan loss activity and current known activity regarding our outstanding loans, we do not expect that this ASU will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) (ASU 2017-04). ASU 2017-04 eliminates step two from the goodwill impairment test, thereby eliminating the requirement to calculate the implied fair value of a reporting unit. ASU 2017-04 will require us to perform our annual goodwill impairment test by comparing the fair value of our reporting units to the carrying value of those units. If the carrying value exceeds the fair value, we will be required to recognize an impairment charge; however, the impairment charge should not exceed the amount of goodwill allocated to such reporting unit. ASU 2017-04 is required to be implemented on a prospective basis for fiscal years beginning after December 15, 2019. We do not expect that the requirements of ASU 2017-04 will have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We do not expect that the requirements of ASU 2017-04 will have a material impact on our consolidated financial statements.

4.	Liquidity

As of December 31, 2019, the Company had cash and cash equivalents of $2.3 million, net accounts receivable of $10.2 million, total current assets of $16.4 million and total current liabilities of $17.3 million. For the year ended December 31, 2019, the Company had a net loss of $26.7 million and cash used in operating activities was $19.0 million.

We do not expect to generate positive cash flows from operations for the year ending December 31, 2020. We intend to meet our ongoing capital needs by using our available cash, proceeds under the Securities Purchase and Exchange Agreement, additional borrowings under the Line of Credit as well as increasing our line of credit limit by an additional $4 million as a result of the additional accounts receivable acquired in July 2019 as part of our acquisition of pharma services (which requires a modification to the bank agreement and approval by SVB, as well as approval by our preferred shareholders), revenue growth and margin improvement, collecting accounts receivable, containing costs as well as exploring other financing options. Management believes that the Company has sufficient cash on hand and available to sustain operations through at least April 23, 2021. However, there is no guarantee that additional capital can be raised to fund our future operations.

In September 2019, we entered into the Equity Distribution Agreement (the “Agreement”) with Oppenheimer & Co. Inc., as sales agent (the “Agent”), pursuant to which we may, from time to time, issue and sell shares of our common stock in an aggregate offering price of up to $4.8 million through the Agent. See Note 13, Equity, for more details. As of December 31, 2019, 97,817 shares (as adjusted for the reverse stock split) of common stock were sold for net proceeds of approximately $0.2 million.

In January 2020, we sold 20,000 preferred shares to investors, led by 1315 Capital, for net proceeds of approximately $19.5 million. See Note 21, Subsequent Events, for more detail.

In November 2018, the Company entered into up to a $4.0 million secured Line of Credit facility including a 3-year term loan for $850,000 with Silicon Valley Bank (“SVB”). The proceeds of the term loan are expected to be used for laboratory capital expenditures and will be repaid monthly. The balance of the Line of Credit is available for working capital purposes as a revolving line of credit and has a three-year term. The borrowing limit of the revolving line of credit is the lower of 80% of the Company’s eligible accounts receivable (as adjusted by SVB) and the aggregate amount of cash collections with respect to accounts receivable during the three prior calendar months. Term loan outstanding amounts incur interest at a rate per annum equal to the greater of the Wall Street Journal Prime Rate (the “Prime Rate”) and 5.00%. Revolving Line outstanding amounts incur interest at a rate per annum equal to the Prime Rate plus 0.5%. As of December 31, 2019, $3.0 million was outstanding.

See Note 21, Subsequent Events, regarding the adverse impact of the COVID-19 pandemic on our results of operations, cash flows and financial condition for the first and second quarters of fiscal 2020 and possibly beyond.

During April 2020, the Company applied for various federal stimulus loans, grants and advances made available under Title 1 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, including an approximate $3.5 million loan request under the Small Business Administration (SBA) Paycheck Protection Program (PPP), an approximate $0.65 million grant from the Department of Health and Human Services (HSS), and approximately $2.1 million in advances under the Centers for Medicare & Medicaid Services (CMS) accelerated and advance payment program. Each of these loans, grants and advances require certain certifications by the Company and impose specific limitations on the use of the proceeds.

As of April 21, 2020, we received $2.1 million in advances under the CMS accelerated and advance payment program, as well as the $0.65 million HSS grant. The CMS advance will be offset against future Medicare billings of the Company, and the HSS grant is subject to certain conditions regarding its use, including developing coronavirus and serology tests. There is no guarantee that any other loans, grants or advances will be approved. As of April 21, 2020, the Company’s PPP loan has not yet been approved, pending new legislation increasing the pool. The PPP provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The PPP loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. If the Company is successful in obtaining a PPP loan, we intend to use the proceeds for purposes consistent with the PPP and expect to meet the conditions for forgiveness of the loan.

As of April 21, 2020 we have approximately $18.4 million of cash on hand. Also as of April 21, 2020, the Company has no further availability on its credit facility, but is in the process of completing an agreement with SVB to expand the credit facility from $4.0 million to $8.0 million. No assurance can be given that such an expansion agreement will be entered into.

5.	Discontinued Operations

The Company accounts for business dispositions and its businesses held for sale in accordance with ASC 205-20, Discontinued Operations. ASC 205-20 requires the results of operations of business dispositions to be segregated from continuing operations and reflected as discontinued operations in current and prior periods.

The components of liabilities classified as discontinued operations relate to Commercial Services and consist of the following as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018

Accounts payable	$-	$192
Accrued liabilities	766	726
Current liabilities from discontinued operations	766	918
Total liabilities	$766	$918

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

	As of December 31, 2019		Fair Value Measurements
	Carrying	Fair	As of December 31, 2019
	Amount	Value	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration:
Asuragen (1)	$2,893	$2,893	$-	$-	$2,893
Other long-term liabilities:
Warrant liability (2)	82	82	-	-	82
	$2,975	$2,975	$-	$-	$2,975

	As of December 31, 2018		Fair Value Measurements
	Carrying	Fair	As of December 31, 2018
	Amount	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration:
Asuragen	$3,127	$3,127	$-	$-	$3,127
Other long-term liabilities:
Warrant liability	361	361	-	-	361
	$3,488	$3,488	$-	$-	$3,488

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

				Cancellation	Adjustment
				of Obligation/	to Fair Value/
	December 31, 2018	Payments	Accretion	Conversions Exercises	Mark to Market	December 31, 2019

Asuragen	$3,127	$(630)	$440	$-	$(44)	$2,893

Underwriters Warrants	361	-	-	-	(279)	82
	$3,488	$(630)	$440	$-	$(323)	$2,975

Certain of the Company’s non-financial assets, such as other intangible assets are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

7.	Property and Equipment

Property and equipment consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Furniture and fixtures	$242	$62
Lab and office equipment	6,353	1,686
Computer equipment	339	172
Internal-use software	1,276	113
Leasehold improvements	506	175
Property and equipment	8,716	2,208
Less accumulated depreciation and amortization	(1,902)	(1,371)
Net property and equipment	$6,814	$837

Depreciation and amortization expense from continuing operations was approximately $0.5 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively. There was internal-use software amortization expense included in depreciation and amortization expense in 2019 of approximately six thousand. As of December 31, 2019, capitalized external-use software was fully amortized.

8.	Goodwill and Other Intangible Assets

Goodwill is attributable to the acquisition of the Biopharma business from CGI in July 2019. The carrying value of the intangible assets acquired was $15.6 million, with goodwill of approximately $8.3 million and identifiable intangible assets of approximately $7.3 million. The goodwill balance at December 31, 2019 was $8.4 million. The net carrying value of the identifiable intangible assets as of December 31, 2019 and December 31, 2018 is as follows:

		As of December 31, 2019	As of December 31, 2018
	Life	Carrying	Carrying
	(Years)	Amount	Amount

Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	18,351	18,351
BioPharma acquisition:
Trademarks	10	1,600	-
Customer relationships	8	5,700	-

CLIA Lab	2.3	$609	$609

Total		$50,920	$43,620

Accumulated Amortization		$(17,419)	$(13,767)

Net Carrying Value		$33,501	$29,853

The following table displays a roll forward of the carrying amount of goodwill from January 1, 2018 to December 31, 2019:

Carrying
Amount
Balance as of January 1, 2018	$-
Balance as of December 31, 2018	-
Goodwill acquired	8,273
Adjustments	160
Balance as of December 31, 2019	$8,433

Amortization expense was approximately $3.7 million and $3.3 million for the years ended December 31, 2019 and 2018, respectively. Estimated amortization expense for the next five years is as follows:

2020	2021	2022	2023	2024

$5,145	$5,781	$3,859	$3,859	$3,149

9.	Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a ROU model that requires a lessee to record a ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. Effective January 1, 2019, the Company adopted the provisions of Topic 842 using the alternative modified transition method, with a cumulative effect adjustment to the opening balance of accumulated deficit on the date of adoption, and prior periods not restated, as allowed under the provisions of Topic 842. The Company also elected to use the practical expedients permitted under the transition guidance of Topic 842, which provides for the following: the carryforward of the Company’s historical lease classification, no requirement for reassessment of whether an expired or existing contract contains an embedded lease, no reassessment of initial direct costs for any leases that exist prior to the adoption of the new standard, and the election to consolidate lease and non-lease components. The Company also elected to keep all leases with an initial term of 12 months or less off the balance sheet.

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

The table below presents the lease-related assets and liabilities recorded in the Consolidated Balance Sheet:

	Classification on the Balance Sheet	December 31, 2019

Assets
Financing lease assets	Property and equipment, net	$998
Operating lease assets	Operating lease right of use assets	3,892
Total lease assets		$4,890

Liabilities
Current
Financing lease liabilities	Other accrued expenses	$184
Operating lease liabilities	Other accrued expenses	1,321
Total current lease liabilities		$1,505
Noncurrent
Financing lease liabilities	Other long-term liabilities	123
Operating lease liabilities	Operating lease liabilities, net of current portion	2,591
Total long-term lease liabilities		2,714
Total lease liabilities		$4,219

The weighted average remaining lease term for the Company’s operating leases was 2.7 years as of December 31, 2019 and the weighted average discount rate for those leases was 6.0%. The Company’s operating lease expenses are recorded within cost of revenue and general and administrative expenses.

The table below reconciles the undiscounted cash flows to the lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2019:

	Operating Leases	Financing Leases
2020	1,472	226
2021	1,295	120
2022	1,223	13
2023	344	-
Total minimum lease payments	4,334	359
Less: amount of lease payments representing effects of discounting	418	52
Present value of future minimum lease payments	3,916	307
Less: current obligations under leases	1,321	184
Long-term lease obligations	$2,595	$123

10.	Retirement Plans

The Company offers an employee 401(k) saving plan. Under the Interpace Biosciences, Inc. 401(k) Plan, employees may contribute up to 50% of their pre- or post-tax base compensation. The Company currently offers a safe harbor matching contribution equal to 100% of the first 3% of the participant’s contributed base salary plus 50% of the participant’s base salary contributed exceeding 3% but not more than 5%. Participants are not allowed to invest any of their 401(k) funds in the Company’s common stock. The Company’s total contribution expense from continuing operations related to the 401(k) plan for the years ended December 31, 2019 and December 31, 2018 was approximately $0.3 million and $0.2 million, respectively.

11.	Accrued Expenses and Other Long-Term Liabilities

Other accrued expenses consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Accrued royalties	$1,934	$1,399
Indemnification liability	-	875
Contingent consideration	502	434
Operating lease liability	1,321	-
Financing lease liability	184	-
Deferred revenue	457	-
Payable to CGI	888	-
Accrued sales and marketing - diagnostics	197	-
Accrued lab costs - diagnostics	163	150
Accrued professional fees	1,399	701
Taxes payable	403	285
Unclaimed property	565	565
All others	1,366	682
Total other accrued expenses	$9,379	$5,091

Other long-term liabilities consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Warrant liability	$82	$361
Uncertain tax positions	4,081	3,838
Deferred revenue	269	-
Other	141	120
Total other long-term liabilities	$4,573	$4,319

12.	Commitments and Contingencies

The Company leases facilities and certain equipment under agreements classified as operating leases, which expire at various dates through June 2023. Substantially all of the property leases provide for increases based upon use of utilities and landlord’s operating expenses as well as pre-defined rent escalations. Total expense from continuing operations under these agreements for the years ended December 31, 2019 and 2018 was approximately $1.3 million and $0.7 million, respectively.

As of December 31, 2019, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$4,334	$1,472	$2,518	$344	$-
Total	$4,334	$1,472	$2,518	$344	$-

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

13.	Equity

Public Offering

On January 25, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) with respect to the issuance and sale of an aggregate of 933,334 shares (the “Firm Shares”) of the Company’s common stock in an underwritten public offering. Pursuant to the Underwriting Agreement, the Company also granted Wainwright an option, exercisable for 30 days, to purchase an additional 140,000 shares of common stock. The option expired unexercised. The Firm Shares were offered to the public at a price of $7.50 per Share. Wainwright purchased the Firm Shares from the Company pursuant to the Underwriting Agreement at an effective price of $6.975 per share. The share and per share numbers discussed above have been adjusted for the reverse stock split which took place in January 2020.

The Company received net proceeds, after deducting underwriter discounts and commissions and other expenses related to the offering, in the amount of approximately $5.9 million. The Company used the net proceeds from the offering for working capital, capital expenditures, business development and research and development expenditures, and the acquisition (in part) of Biopharma Business.

Preferred Stock Issuance

The Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) on July 15, 2019 with Ampersand 2018 Limited Partnership (the “Investor”), a fund managed by Ampersand Capital Partners, providing for the issuance and sale to the Investor of up to an aggregate of $27.0 million in convertible preferred stock, par value $0.01 per share, of the Company consisting of two series, Series A (“Series A”) and Series A-1 (“Series A-1” and together with the Series A, the “Preferred Stock”), both at an issuance price per share of 100 thousand (the “Stated Value”), to be funded at up to two different closings (the “Investment”).

The initial closing, which was consummated promptly after the execution of the Securities Purchase Agreement, involved the issuance of 60 newly created shares of Series A at an aggregate purchase price of $6.0 million, and 80 newly created shares of Series A-1 at an aggregate purchase price of $8.0 million, for net proceeds of approximately $13.1 million.

The Securities Purchase Agreement contemplated a second closing (the “Second Closing”), which would only be effected following the fulfillment to the Investor’s satisfaction of customary conditions, including, among others, the approval by the stockholders of the Company, as required under the rules of the Nasdaq Stock Market LLC (the “Nasdaq Listing Rules”), of the issuance of shares of common stock upon conversion of the Preferred Stock in excess of the aggregate number of shares of common stock that the Company may issue upon conversion of the Preferred Stock without breaching its obligations under the Nasdaq Listing Rules (the “Stockholder Approval”). The terms of the Series A-1 provided that each share of Series A-1 would automatically convert into one share of Series A upon the Company obtaining the Stockholder Approval. See Note 21, Subsequent Events, for additional information.

Stockholder Approval was obtained on October 10, 2019 for the Securities Purchase Agreement discussed above and each share of Series A-1 issued to the Investor at the initial closing automatically converted into one share of Series A on that day.

On October 16, 2019, the Company and the Investor consummated the Second Closing. At the Second Closing, the Company issued to the Investor 130 newly created shares of Series A at an aggregate gross purchase price of $13.0 million. The Company used the proceeds from the Second Closing to make the maturity date payment, subject to certain holdbacks, with respect to the promissory note issued by a subsidiary of the Company to CGI, and expects to use the remaining proceeds for general corporate purposes, including the integration of the BioPharma Business. The Company issued the aforementioned note in connection with the acquisition of its BioPharma Business.

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

As of December 31, 2019 and 2018, there were 270 and zero issued and outstanding shares of preferred stock, respectively.

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

Subject to the terms and conditions of the Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares, and may at any time suspend sales under the Agreement or terminate the Agreement in accordance with its terms. The Company has provided the Agent with customary indemnification rights, and the Agent will be entitled to a fixed commission of 3.0% of the aggregate gross proceeds from the Shares sold. The Agreement contains customary representations and warranties, and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. As of December 31, 2019, 97,817 shares (as adjusted for the reverse stock split) have been sold for net proceeds to the Company of approximately $0.2 million.

As a result of the January 15, 2020 Investment and Exchange, additional Shares may no longer be sold under the ATM arrangement without a majority approval by the holders of the Series B Preferred Stock in accordance with the Amended and Restated Investor Rights Agreement entered into on that date

14.	Warrants

Warrants outstanding and warrant activity for the year ended December 31, 2019 are as follows:

Description	Classification	Exercise Price	Expiration Date	Warrants Issued	Warrants Exercised	Warrants Cancelled/ Expired	Balance December 31, 2018	Balance December 31, 2019

Private Placement Warrants, issued January 25, 2017	Equity	$46.90	June 2022	85,500	-	-	85,500	85,500
RedPath Warrants, issued March 22, 2017	Equity	$46.90	September 2022	10,000	-	-	10,000	10,000
Underwriters Warrants, issued June 21, 2017	Liability	$13.20	December 2022	57,500	-	(4,000)	53,500	53,500
Base & Overallotment Warrants, issued June 21, 2017	Equity	$12.50	June 2022	1,437,500	(567,286)	-	870,214	870,214
Vendor Warrants, issued August 6, 2017	Equity	$12.50	August 2020	15,000	-	-	15,000	15,000
Warrants issued October 12, 2017	Equity	$18.00	April 2022	320,000	-	-	320,000	320,000
Underwriters Warrants, issued January 25, 2019	Equity	$9.40	January 2022	65,434	-	-	-	65,434

				1,990,934	(567,286)	(4,000)	1,354,214	1,419,648

15.	Stock-Based Compensation

The Company’s stock-incentive program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, the Company is able to grant options, stock appreciation rights (“SARs”) and restricted shares from the Interpace Biosciences, Inc. 2019 Equity Incentive Plan. No new grants may be made under the Company’s prior stock incentive plan, the Interpace Diagnostics Group, Inc. (now known as Interpace Biosciences, Inc.) Amended and Restated 2004 Stock Award and Incentive Plan (the “2004 Plan”). Unless earlier terminated by action of the Company’s board of directors, the 2004 Plan will remain in effect until such time as no stock remains available for delivery and the Company has no further rights or obligations under the 2004 Plan with respect to outstanding awards thereunder.

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

The Company primarily uses the Black-Scholes option-pricing model to determine the fair value of stock options and SARs. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatility is based on historical volatility. As there is no trading volume for the Company’s options, implied volatility is not representative of the Company’s current volatility so the historical volatility of the Company’s common stock is determined to be more indicative of the Company’s expected future stock performance. The expected life is determined using the safe-harbor method. The Company expects to use this simplified method for valuing employee options and SARs grants until more detailed information about exercise behavior becomes available over time. The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options or SARs. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The Company recognizes compensation cost, net of estimated forfeitures, arising from the issuance of stock options and SARs on a straight-line basis over the vesting period of the grant. In October 2019, the Company’s employee stock purchase plan was approved by shareholders. This plan will be implemented in 2020.

The estimated compensation cost associated with the granting of restricted stock and restricted stock units is based on the fair value of the Company’s common stock on the date of grant. The Company recognizes the compensation cost, net of estimated forfeitures, arising from the issuance of restricted stock and restricted stock units on a straight-line basis over the shorter of the vesting period or the period from the grant date to the date when retirement eligibility is achieved. The share and per share numbers in the following tables have been adjusted for the reverse stock split which took place in January 2020.

The following table provides the weighted average assumptions used in determining the fair value of the stock options granted during the years ended December 31, 2019 and December 31, 2018.

	December 31, 2019	December 31, 2018
Risk-free interest rate	2.34%	2.71%
Expected life	5.9 years	6.0 years
Expected volatility	128.58%	127.18%
Dividend yield	-	-

The weighted-average fair value of stock options granted during the year ended December 31, 2019 was estimated to be $8.50. The weighted-average fair value of stock options granted during the year ended December 31, 2018 was estimated to be $9.30. There were no options or SARs exercised in 2019 or 2018. Historically, shares issued upon the exercise of options have been new shares and have not come from treasury shares.

The impact of RSUs and stock options on net loss for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
RSUs	$243	$301
Options	722	1,433
Total stock-based compensation expense	$965	$1,734

A summary of stock option and SARs activity for the year ended December 31, 2019, and changes during such year, is presented below:

	Shares	Weighted- Average Grant Price	Weighted-Average Remaining Contractual Period (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	288,950	$21.40	8.83	$-
Granted	132,545	9.50	9.30	-
Exercised	-
Forfeited or expired	(5,817)	387.10		-
Outstanding at December 31, 2019	415,678	12.50	8.45	-

Exercisable at December 31, 2019	202,206	15.20	7.91	-

Vested and expected to vest	402,921	12.60	8.43	-

A summary of the status of the Company’s non-vested options for the year ended December 31, 2019, and changes during such year, is presented below:

	Shares	Weighted- Average Grant Date Fair Value

Non-vested at January 1, 2019	134,089	$9.30
Granted	132,545	8.50
Vested	(53,150)	9.00
Forfeited	-	-
Non-vested at December 31, 2019	213,484	$8.80

The aggregate fair value of SARs and options vested during the years ended December 31, 2019 and 2018 was $0.5 million and $1.2 million, respectively. The weighted-average grant date fair value of options vested during the year ended December 31, 2018 was $1.40.

A summary of the Company’s non-vested shares of restricted stock units for the year ended December 31, 2019, and changes during such year, is presented below:

	Shares	Weighted- Average Grant Date Fair Value	Average Remaining Vesting Period (in years)	Aggregate Intrinsic Value
Non-vested at January 1, 2019	36,224	$11.70	1.37	$289,758
Granted	27,637	9.80	-	-
Vested	(14,486)	13.70	-	-
Forfeited	-	-	-	-
Non-vested at December 31, 2019	49,375	$10.00	1.11	$246,875

The aggregate fair value of restricted stock units vested during each of the years ended December 31, 2019 and 2018 was $0.2 million and $0.1 million, respectively.

As of December 31, 2019, there was approximately $1.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock units.

16.	Revenue Sources

The Company’s clinical services customers consist primarily of physicians, hospitals and clinics. Its revenue channels include Medicare, Medicare Advantage, Medicaid, Client Billings (hospitals, etc.), and commercial payers. The following sets forth the net revenue generated by revenue channel accounted for more than 10% of the Company’s revenue from continuing operations during the years ended December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and December 31, 2018, revenue from Medicare was approximately 44% and 41% of total revenue, respectively.

	Years Ended December 31,
Customer	2019	2018
Medicare	$10,605	$9,114
Commercial Payors	$7,589	$4,079
Client Billings	$3,521	$3,621
Medicare Advantage	$1,912	$3,011

17.	Income Taxes

The benefit from income taxes on continuing operations for the years ended December 31, 2019 and 2018 is comprised of the following:

	2019	2018
Current:
Federal	$(46)	$(2)
State	-	20
Total current	(46)	18

Deferred:
Federal	11	-
State	7	-
Total deferred	18	-
Benefit from income taxes	$(28)	$18

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets. The Company’s recent operating results and projections of future income weighed heavily in the Company’s overall assessment. As a result of this analysis, the Company continues to maintain a full valuation allowance against its federal and state net deferred tax assets at December 31, 2019 as the Company believes that it is more likely than not that these assets will not be realized. In the current year, the company maintains a full valuation allowance in consolidation and no separate company deferred tax liability recorded will be recorded.

The tax effects of significant items comprising the Company’s deferred tax assets and (liabilities) as of December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Federal net operating loss carryforwards	$44,153	$40,158
State net operating loss carryforwards	5,686	4,541
Compensation	1,399	1,100
Allowances and reserves	457	1,007
State taxes	848	794
Credit carryforward	229	233
163(j) interest	141	-
Leases	23	-
Deferred revenue	88	89
Property, plant and equipment	-	16
	53,024	47,938
Deferred tax liability:

Intangible assets	(3,054)	(4,371)
Property, plant and equipment	(263)	-
Valuation allowance	(49,725)	(43,567)
Deferred tax liability-net valuation allowance	$(18)	$-

The Company’s deferred tax asset and deferred tax liabilities are included within Other long-term liabilities, respectively, within the consolidated balance sheet as of December 31, 2019. Federal tax attribute carryforwards at December 31, 2019, consist primarily of approximately $210.1 million of federal net operating losses. In addition, the Company has approximately $92.2 million of state net operating losses carryforwards. The utilization of the federal carryforwards as an available offset to future taxable income is subject to limitations under federal income tax laws. Under current federal income tax law, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of Federal Taxable Income, and current state net operating losses not utilized begin to expire this year.

The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. During December 2016 through December 2019, the Company issued approximately 3.7 million shares of common stock, and for its preferred share issuances, another 3.47 million shares on an as-converted basis. NOL, and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, as well as similar state tax provisions. This would limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of our company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. Additionally, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, therefore, we may not be able to take full advantage of these carry forwards for federal income tax purposes. We are currently evaluating the ownership history of our company to determine if there were any ownership changes as defined under Section 382(g) of the Code and the effects any ownership change may have had.

A reconciliation of the difference between the federal statutory tax rates and the Company’s effective tax rate from continuing operations is as follows:

	2019	2018
Federal statutory rate	21.0%	21.0%
State income tax rate, net of Federal tax benefit	3.0%	2.9%
Meals and entertainment	(0.2)%	(0.3)%
Contingent consideration	0.0%	0.0%
Tax reform change	0.0%	0.0%
Valuation allowance	(23.8)%	(23.7)%
Other non-deductible	0.0%	(0.1)%
Naked credit	(0.1)%	0.0%
Discontinued operations allocation	0.2%	0.0%
Effective tax rate	0.1%	(0.2)%

The following table summarizes the change in uncertain tax benefit reserves for the two years ended December 31, 2019:

Unrecognized
Tax Benefits

Balance of unrecognized benefits as of January 1, 2018	$1,117
Reductions for tax positions of prior years	(323)
Balance as of December 31, 2018	$794
Additions for tax positions of prior years	54
Balance as of December 31, 2019	$848

As of December 31, 2019 and 2018, the total amount of gross unrecognized tax benefits was $0.8 million and $0.8 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2019 and 2018 was $0.8 million and $0.8 million, respectively.

The Company recognized interest and penalties of $0.3 million and $0.2 million, respectively, related to uncertain tax positions in income tax expense during each of the years ended December 31, 2019 and 2018. At December 31, 2019 and 2018, accrued interest and penalties, net were $3.3 million and $3.0 million, respectively, and included in the Other long-term liabilities in the consolidated balance sheets.

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

The Company and its subsidiaries file a U.S. Federal consolidated income tax return and consolidated and separate income tax returns in numerous states and local tax jurisdictions. The following tax years remain subject to examination as of December 31, 2019:

Jurisdiction	Tax Years
Federal	2015 - 2019
State and Local	2014 - 2019

To the extent there was a failure to file a tax return in a previous year; the statute of limitation will not begin until the return is filed. There were no examinations in process by the Internal Revenue Service as of December 31, 2019. In 2014, the Company was selected for examination by the Internal Revenue Service for the tax periods ending December 31, 2012 and December 31, 2011 that concluded in 2016 with no adjustments.

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

18.	Historical Basic and Diluted Net Loss per Share

A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2019 and 2018 is as follows (rounded to thousands):

	Years Ended December 31,
	2019	2018
Basic weighted average number of common shares	3,746	2,815
Potential dilutive effect of stock-based awards	-	-

Diluted weighted average number of common shares	3,746	2,815

The Company’s Preferred Stock, on an as converted basis, and the following outstanding stock-based awards and warrants were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Years Ended December 31,
	2019	2018
Options	416	283
Stock-settled stock appreciation rights (SARs)	-	6
Restricted stock units (RSUs)	49	36
Warrants	1,420	1,354
	1,885	1,679

19.	Line of Credit

On November 13, 2018 the Company, Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC entered into a Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”), which provides for up to $4.0 million of debt financing consisting of a term loan of up to $850,000 and a revolving line of credit based on its outstanding accounts receivable (the “Revolving Line”) of up to $3.75 million.

The amount that may be borrowed under the Revolving Line is the lower of (i) $3.75 million or (ii) 80% of the Company’s eligible accounts receivable (as adjusted by SVB). Revolving Line outstanding amounts incur interest at a rate per annum equal to the Wall Street Journal Prime Rate plus 0.5%. The Company is also required to pay an unused Revolving Line facility fee monthly in arrears in an amount equal to 0.35% per annum of the average unused but available portion of the Revolving Line. The term loan portion of the SVB Loan Agreement has a maturity date of May 2, 2022, and the Revolving Line has a maturity date three years from the effective date, or November 13, 2021.

As of December 31, 2019, the Company had drawn $3.0 million of the available funds with the Revolving Line and had $750,000 of remaining availability as $250,000 of the Line of Credit is used to secure the issuance of a standby letter of credit by SVB. See also Note 21, Subsequent Events – Revolving line of credit. As of December 31, 2019, we were in violation of a financial covenant for which we received a waiver from SVB on March 19, 2020. Since February 29, 2020 we were in compliance with all covenants.

20.	Supplemental Cash Flow Information

	For The Years Ended December 31,
	2019	2018
Net cash used in operating activities of discontinued operations	$(30)	$(361)

Net cash provided by investing activities of discontinued operations	$-	$-

Supplemental Disclosure of Other Cash Flow Information

(in thousands)

Cash paid for taxes	$227	$324
Cash paid for interest	$170	$-

Supplemental Disclosures of Non Cash Activities

(in thousands)

	Years Ended
	December 31,
	2019	2018
Operating
Adoption of ASC 606	$-	$2,500
Prepaid stock grants issued to vendors	$-	$497
Adoption of ASC 842 - right of use asset	$2,449	$-
Adoption of ASC 842 - operating lease liability	$2,536	$-

Financing

Accrued financing costs	$342	$-
Accrued preferred dividends	$429	$-

21.	Subsequent Events

Impact of COVID-19 pandemic

We have taken what we believe are all necessary precautions to safeguard our employees from the Coronavirus (COVID-19) pandemic. We are following CDC guidance and local restrictions. All employees who do not work in a lab are currently on a telecommunication work arrangement. Our employees in the lab are wearing what we believe is appropriate protective gear. If an employee tests positive, then we will take necessary and available precautions in the lab to reduce the potential spread of COVID-19, including decontamination and temporary lab closures. There can be no assurance that key employees will not become ill or that we will able to continue to operate our labs. We have furloughed a significant number of employees as a result of reductions in customer demand and we have closed our administrative offices. Our management, finance staff and sales personnel have generally been able to successfully work remotely. Our labs require in-person staffing and as of the date of this report, we have been able to successfully operate our labs though a combination of social distancing and protective equipment.

The extent to which the COVID-19 pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In particular, the continued spread of the coronavirus globally is adversely affecting global economies and financial markets resulting in an economic downturn which could materially and adversely impact our operations including, without limitation, the functioning of our laboratories, the availability of supplies including reagents, the progress and data collection of our pharma services, customer demand and travel and employee health and availability.

We believe that the COVID-19 pandemic will adversely impact our results of operations, cash flows and financial condition for the first and second quarters of fiscal 2020 and possibly beyond. Our fiscal 2020 first quarter revenue has been impacted by lower than expected clinical service volume throughout March 2020. We believe this has resulted from the temporary reduction in non-essential testing procedures in connection with the COVID-19 pandemic. While we experienced a substantial increase in clinical services revenue compared to the first quarter of 2019, our March 2020 test volume decreased substantially compared to our February 2020 volume. Our pharma services preliminary first quarter revenue increased throughout the first quarter and average daily accessions improved in March 2020 as compared to January and February 2020.

We continue to monitor the rapidly evolving situation and guidance from authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these dynamic circumstances, there may be developments outside our control requiring us to adjust our operating plan.

Currently volume of testing in our clinical services labs has slowed, as noted above, and we believe we have taken the necessary actions to support the lower volume. Our pharma services customers have indicated that there could be a slowdown in clinical trials but thus far volume has not suffered. All of our labs are currently operating and we believe we are appropriately staffed for the volume of work. At this time, we do not anticipate any lab closures beyond temporary work stoppages from time to time to clean and disinfect the labs. To date, we have not lost any of our customer base and we are not aware of any customers with potential bankruptcy or payment issues. Lab supplies including reagents have been secured to mitigate any potential supply chain issues for the foreseeable future and we are not observing any shortages due to supply chain issues. Our third party clinical services billing and collections company has taken steps to continue operations remotely. There have been indications that payer processing may slow down but so far there has been little or no material impact to our collections.

As of April 21, 2020 we have approximately $18.4 million of cash on hand which includes $3.4 million drawn on our credit facility, $2.1 million in advances received under the Centers for Medicare & Medicaid Services (CMS) accelerated and advance payment program, and $0.65 million in the form of a grant received from the Department of Health and Human Services, which is subject to certain conditions regarding its use, including developing coronavirus and serology tests. Also as of April 21, 2020, the Company has maximized its borrowing under its line of credit facility and therefore has no further availability on its credit facility; however, we are in the process of seeking to expand availability under the credit facility from $4.0 to $8.0 million on terms similar to existing terms, but there can be no assurance that such credit line extension will be granted or that it will be granted on commercially reasonable and acceptable terms. As of the date of this report, the Company believes it will be able to access additional financing though commercial bank loans and the sale of its securities, although there can no assurance that financing market conditions will not change or that such financing can be obtained. It is anticipated that if business conditions remain at these lower levels for clinical services customers and our pharma services customers similarly reduce their demand until the end of July and thereafter demand recovers to pre COVID-19 pandemic levels, then we believe we will have ample resources to continue to service our customers. However, should business conditions deteriorate further or last longer than anticipated, then our business may be materially and adversely affected.

The Company’s leadership team is monitoring the situation on a daily basis and is has developed contingency plans to potentially mitigate the anticipated adverse financial impact of the COVID-19 pandemic. These contingency plans include significant cost saving actions to offset any volume shortfall and additional action plans to react to further potential declines.

As of April 2020, we are in the process of launching a new product line of antibody testing for the COVID-19 virus. We are currently validating a serological test that detects antibodies specific to the virus. However, there is no guarantee that we will be successful or realize any revenue or benefit from these efforts.

ATM program

In January 2020, under the Agreement with the Agent, the Company sold 80,341 (as adjusted for the reverse stock split) shares of common stock for approximate net proceeds to the Company of $0.5 million.

Reverse stock split

On January 15, 2020, the Company effected a one-for-ten reverse split of its issued and outstanding shares of its common stock (the “Reverse Stock Split”). Every 10 shares of common stock issued and outstanding were automatically combined into one share of issued and outstanding common stock, without any change in the par value per share. Our common stock began trading on The Nasdaq Capital Market on a Reverse Stock Split-adjusted basis on January 15, 2020. There was no change in its ticker symbol as a result of the Reverse Stock Split.

Federal Stimulus Programs in Connection with Coronavirus Pandemic

During April 2020, the Company applied for various federal stimulus loans, grants and advances made available under Title 1 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, including an approximate $3.5 million loan request under the Small Business Administration (SBA) Paycheck Protection Program (PPP), an approximate $0.65 million grant from the Department of Health and Human Services (HSS), and approximately $2.1 million in advances under the Centers for Medicare & Medicaid Services (CMS) accelerated and advance payment program. Each of these loans, grants and advances require certain certifications by the Company and impose specific limitations on the use of the proceeds.

As of April 21, 2020, we received $2.1 million in advances under the CMS accelerated and advance payment program, as well as the $0.65 million HSS grant. The CMS advance will be offset against future Medicare billings of the Company, and the HSS grant is subject to certain conditions regarding its use, including developing coronavirus and serology tests. There is no guarantee that any other loans, grants or advances will be approved. As of April 21, 2020, the Company’s PPP loan has not yet been approved, pending new legislation increasing the pool. The PPP provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The PPP loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. If the Company is successful in obtaining a PPP loan, we intend to use the proceeds for purposes consistent with the PPP and expect to meet the conditions for forgiveness of the loan.

Securities Purchase and Exchange Agreement

On January 10, 2020, the Company entered into a Securities Purchase and Exchange Agreement (the “Securities Purchase and Exchange Agreement”) with 1315 Capital II, L.P., a Delaware limited partnership (“1315 Capital”), and Ampersand 2018 Limited Partnership, a Delaware limited partnership (“Ampersand” and, together with 1315 Capital, the “Investors”) pursuant to which the Company agreed to sell to the Investors at the Closing (as defined in the Securities Purchase and Exchange Agreement) an aggregate of $20.0 million in Series B convertible preferred stock of the Company, par value $0.01 per share (the “Series B Preferred Stock”), at an issuance price per share of $1,000. Pursuant to the Securities Purchase and Exchange Agreement, 1315 Capital agreed to purchase 19,000 shares of Series B Preferred Stock at an aggregate purchase price of $19.0 million and Ampersand agreed to purchase 1,000 shares of Series B Preferred Stock at an aggregate purchase price of $1.0 million.

In addition, the Company agreed to exchange $27.0 million of the Company’s existing Series A convertible preferred stock, par value $0.01 per share, held by Ampersand (the “Series A Preferred Stock”), represented by 270 shares of Series A Preferred Stock with a stated value of $100,000 per share, which represents all of the Company’s issued and outstanding Series A Preferred Stock, for 27,000 newly created shares of Series B Preferred Stock (such shares of Series B Preferred Stock, the “Exchange Shares” and such transaction, the “Exchange”). Following the Exchange, no shares of Series A Preferred Stock remained designated, authorized, issued or outstanding. The Series B Preferred Stock has a conversion price of sixty cents ($0.60) (as adjusted to $6.00 following effectuation of the Reverse Stock Split defined and described below and subject to further adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization affecting such shares) as compared to a conversion price of $0.80 on the Series A Preferred Stock (as adjusted to $8.00 following effectuation of the Reverse Stock Split and subject to further adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization affecting such shares), but did not include certain rights applicable to the Series A Preferred Stock, including a six-percent (6%) dividend, a conversion price adjustment for any failure by the Company to achieve a revenue target of $34.0 million in 2020 related to its diagnostics business or a weighted-average anti-dilution adjustment. Under the terms of the Securities Purchase and Exchange Agreement, Ampersand also agreed to waive all dividends and weighted-average anti-dilution adjustments accrued to date on the Series A Preferred Stock.

The Series B Preferred Stock was offered and sold pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The shares to be issued upon conversion of the Series B Preferred Stock have not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements.

In connection with the Company’s application for the PPP loan, both Ampersand and 1315 Capital consented to, and agreed to vote (by proxy or otherwise) their Series B Preferred Stock in favor of any “Fundamental Action” taken by the Company as determined by the Company’s Board of Directors. “Fundamental Actions” include the Company’s ability to a) authorize, create or issue any debt securities for borrowed money or funded debt; b) merge with or acquire all or substantially all of the assets of one or more other companies or entities with a value in excess of $20 million; c) transfer, by sale, exclusive license or otherwise, material intellectual property rights of the Company or any of its direct or indirect subsidiaries, other than those accomplished in the ordinary course of business; d) declare or pay any cash dividend or make any cash distribution on any equity interests of the Company other than the Series B Shares; d) incur any additional individual debt, indebtedness for borrowed money or other additional liabilities; and e) change any accounting methods or practices of the Company, except for those changes required by GAAP or applicable regulatory agencies or authorities.

Revolving line of credit

Using the proceeds received from the additional financing described above, the Company repaid the $3 million balance on the line of credit in January 2020. As of April 21, 2020, we had $3.4 million outstanding on the Revolving Line.

Letter of Credit

On March 31, 2020, SVB issued an irrevocable standby letter of credit in the amount of $0.35 million held for security by our Rutherford, NJ landlord pursuant to the July 19, 2019 assignment of the lease. As of March 31, 2020, $0.6 million of our Line of Credit is used to secure the issuances of standby letters of credit by SVB.

Nasdaq notification

On October 15, 2019, the Company received notice from Nasdaq indicating that the Company had until April 13, 2020 to regain compliance with the minimum bid price requirement of Nasdaq. On January 30, 2020 the Company received notice from Nasdaq stating that the Company was now in compliance with the minimum bid price requirement and that the matter was now closed.

INTERPACE BIOSCIENCES, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

($ in thousands)

		Additions
	Balance at	(Reductions)	(1)	Balance at
	Beginning	Charged to	Deductions	end
Description	of Period	Operations	Other	of Period
2018
Allowance for doubtful notes	$869	-	-	$869
Tax valuation allowance	$42,165	-	1,402	$43,567

2019
Allowance for doubtful accounts	$-	-	25	$25
Allowance for doubtful notes	$869	-	-	$869
Tax valuation allowance	$43,567	-	6,158	$49,725

(1)	Includes payments and actual write offs, as well as changes in estimates in the reserves.

