Form 10-Q
period 2020-03-31
INTERPACE BIOSCIENCES, INC.
filed 2020-06-26
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding June 12, 2020
Common Stock, par value $0.01 per share	4,036,595

INTERPACE BIOSICENCES, INC.

FORM 10-Q FOR PERIOD ENDED MARCH 31, 2020

EXPLANATORY NOTE

On March 25, 2020, the U.S. Securities and Exchange Commission (the “SEC”) issued an order Release No. 34-88465 (the “Order”) pursuant to its authority under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) granting exemptions from certain provisions of that Act and the rules thereunder related to the reporting and proxy delivery requirements for certain public companies. Interpace Biosciences, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 in reliance on the Order, permitting a delay in filing due to circumstances related to COVID-19. The Company filed, on May 15, 2020, a Current Report on Form 8-K (the “May 15th 8-K”) indicating its intention to rely on the Order. As stated in the May 15th 8-K, the Company required additional time to finalize this report due to circumstances related to COVID-19, the disease caused by the coronavirus. The effects of COVID-19 have limited the abilities of the Company’s employees to conduct normal business activities. This, in turn, delayed the Company’s ability to prepare this report.

PART I. FINANCIAL INFORMATION

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,370	$2,321
Accounts receivable, net of allowance for doubtful accounts of $275 and $25, respectively	9,799	10,197
Other current assets	4,976	3,851
Total current assets	28,145	16,369
Property and equipment, net	6,610	6,814
Other intangible assets, net	32,470	33,501
Goodwill	8,433	8,433
Operating lease right of use assets	2,811	3,892
Other long-term assets	42	42
Total assets	$78,511	$69,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,456	$4,812
Accrued salary and bonus	1,865	2,341
Other accrued expenses	8,639	9,379
Current liabilities from discontinued operations	766	766
Total current liabilities	15,726	17,298
Contingent consideration	2,264	2,391
Operating lease liabilities, net of current portion	1,384	2,591
Line of credit	1,200	3,000
Other long-term liabilities	4,563	4,573
Total liabilities	25,137	29,853

Commitments and contingencies (Note 8)

Preferred stock, $.01 par value; 5,000,000 shares authorized,
270 Series A shares issued and outstanding	-	26,172
47,000 Series B shares issued and outstanding	46,536	-

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,055,454 and 3,932,370 shares issued, respectively; 4,043,673 and 3,920,589 shares outstanding, respectively	402	393
Additional paid-in capital	182,580	182,514
Accumulated deficit	(174,423)	(168,160)
Treasury stock, at cost (11,781 and 11,781 shares, respectively)	(1,721)	(1,721)
Total stockholders’ equity	6,838	13,026
Total liabilities and stockholders’ equity	$31,975	$42,879

Total liabilities, preferred stock and stockholders’ equity	$78,511	$69,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	Three Months Ended March 31,
	2020	2019

Revenue, net	$9,200	$6,010
Cost of revenue (excluding amortization of $1,031 and $813, respectively)	6,113	2,622
Gross profit	3,087	3,388
Operating expenses:
Sales and marketing	2,481	2,411
Research and development	809	528
General and administrative	4,887	2,912
Acquisition related amortization expense	1,031	813
Total operating expenses	9,208	6,664

Operating loss	(6,121)	(3,276)
Interest accretion	(109)	(129)
Other income (expense), net	47	48
Loss from continuing operations before tax	(6,183)	(3,357)
Provision for income taxes	15	5
Loss from continuing operations, net of tax	(6,198)	(3,362)
Less adjustment for preferred stock deemed dividend	(3,033)	-
Loss from continuing operations attributable to common stockholders	(9,231)	(3,362)

Loss from discontinued operations, net of tax	(65)	(57)

Net loss attributable to common stockholders	$(9,296)	$(3,419)

Basic and diluted loss per share of common stock:
From continuing operations	$(2.31)	$(0.96)
From discontinued operations	(0.01)	(0.01)
Net loss per basic and diluted share of common stock	$(2.32)	$(0.97)
Weighted average number of common shares and common share equivalents outstanding:
Basic	4,004	3,515
Diluted	4,004	3,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	For The Three Months Ended		For The Three Months Ended
	March 31, 2020		March 31, 2019
	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	3,932	$393	2,877	$287
Common stock issued	37	1	9	1
Restricted stock issued	6	-	-	-
Common stock issued through market sales	80	8	-	-
Common stock issued through offerings	-	-	933	94
Balance at March 31	4,055	402	3,819	382
Treasury stock:
Balance at January 1	12	(1,721)	7	(1,680)
Treasury stock purchased	-	-	3	(32)
Balance at March 31	12	(1,721)	10	(1,712)
Additional paid-in capital:
Balance at January 1		182,514		175,820
Common stock issued through offerings, net of expenses		-		5,868
Extinguishment of Series A Shares		(828)		-
Beneficial Conversion Feature in connection with Series B Issuance		2,205		-
Amortization of Beneficial Conversion Feature		(2,205)		-
Common stock issued through market sales		476		-
Stock-based compensation expense		418		266
Balance at March 31		182,580		181,954
Accumulated deficit:
Balance at January 1		(168,160)		(141,489)
Net loss		(6,263)		(3,419)
Adoption of ASC 842		-		55
Balance at March 31		(174,423)		(144,853)

Total stockholders’ equity		$6,838		$35,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For The Three Months Ended March 31,
	2020	2019

Cash Flows From Operating Activities
Net loss	$(6,263)	$(3,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,235	873
Interest accretion	109	129
Mark to market on warrants	(26)	(3)
Stock-based compensation	418	538
Bad debt expense	250	-
Other gains and expenses, net	-	18
Other changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	148	(1,738)
(Increase) decrease in other current assets	(1,125)	11
(Decrease) increase in accounts payable	(356)	93
(Decrease) increase in accrued salaries and bonus	(476)	325
(Decrease) increase in accrued liabilities	(1,052)	156
Increase in long-term liabilities	16	57
Net cash used in operating activities	(7,122)	(2,960)

Cash Flows From Investing Activity
Purchase of property and equipment	-	(12)
Sale of property and equipment	-	13
Net cash provided by investing activity	-	1

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	434	6,015
Payments on Line of Credit	(1,800)	-
Issuance of Series B preferred stock, net of expenses	19,537	-
Net cash provided by financing activities	18,171	6,015

Net increase in cash and cash equivalents	11,049	3,056
Cash and cash equivalents – beginning	2,321	6,068
Cash and cash equivalents – ending	$13,370	$9,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	OVERVIEW

Nature of Business

The Company enables personalized medicine, offering specialized services along the therapeutic value chain from early diagnosis and prognostic planning to targeted therapeutic applications and pharma services. The Company provides molecular diagnostics, bioinformatics and pathology services for evaluation of risk of cancer by leveraging the latest technology in personalized medicine for improved patient diagnosis and management. The Company also provides pharmacogenomics testing, genotyping, biorepository and other specialized services to the pharmaceutical and biotech industries. The Company advances personalized medicine by partnering with pharmaceutical, academic, and technology leaders to effectively integrate pharmacogenomics into their drug development and clinical trial programs with the goals of delivering safer, more effective drugs to market more quickly, and improving patient care.

Impact of COVID-19 pandemic

We have taken what we believe are all necessary precautions to safeguard our employees from the Coronavirus (COVID-19) pandemic. We are following the Centers for Disease Control and Prevention’s (“CDC”) guidance and local restrictions. The majority of our employees who do not work in a lab are currently on a telecommunication work arrangement and have generally been able to successfully work remotely. Our labs require in-person staffing and as of the date of this report, we have been able to successfully operate our labs through a combination of social distancing and protective equipment. Our employees in the lab are wearing what we believe is appropriate protective gear. There can be no assurance that key employees will not become ill or that we will able to continue to operate our labs. We have furloughed a number of employees as a result of reductions in customer demand.

The extent to which the COVID-19 pandemic impacts our operations is dependent on future developments, which are still highly uncertain and cannot be fully predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In particular, the spread of the coronavirus globally is adversely affecting global economies and financial markets which could materially and adversely impact our operations including, without limitation, the functioning of our laboratories, the availability of supplies including reagents, the progress and data collection of our pharma services, customer demand and travel and employee health and availability.

We believe that the COVID-19 pandemic will adversely impact our results of operations, cash flows and financial condition for the second quarter of fiscal 2020 and possibly beyond. Our fiscal 2020 first quarter revenue was impacted by lower than expected clinical service volume throughout March 2020, which we believe has resulted from the temporary reduction in non-essential testing procedures in connection with the COVID-19 pandemic. Our pharma services first quarter revenue increased throughout the first quarter and average daily accessions improved in March 2020 as compared to January and February 2020. However, as of the date of this Report, our overall business is still down approximately 30% from our run rate before the pandemic.

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

We are monitoring the situation on a daily basis and have developed contingency plans to potentially mitigate the anticipated adverse financial impact of the COVID-19 pandemic. These contingency plans include significant cost saving actions to offset any volume shortfall and additional action plans to react to further potential declines. While we are continuing to make progress on a regular basis in returning to volumes prior to the pandemic there is, however, no guarantee in the future we will recover the business which has been lost or inactive.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes (the “Interim Financial Statements”) should be read in conjunction with the consolidated financial statements of Interpace Biosciences, Inc. (the “Company” or “Interpace”), and its wholly-owned subsidiaries, Interpace Diagnostics Lab Inc., Interpace Diagnostics Corporation, Interpace Pharma Solutions, Inc. and Interpace Diagnostics, LLC, and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on April 22, 2020 and amended on May 29, 2020 (the “Form 10-K”).

The condensed Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, or Group DCA; InServe Support Solutions; and TVG, Inc. and its Commercial Services (“CSO”) business unit which was sold on December 22, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. All information related to common stock, stock options, restricted stock units, warrants and earnings per share have been retroactively adjusted to give effect to the reverse stock split (1 for 10) that occurred in January 2020.

3.	LIQUIDITY

As of March 31, 2020, the Company had cash and cash equivalents of $13.4 million, net accounts receivable of $9.8 million, total current assets of $28.1 million and total current liabilities of $15.7 million. For the three-months ended March 31, 2020, the Company had a net loss of $6.3 million and cash used in operating activities was $7.1 million.

We do not expect to generate positive cash flows from operations for the year ending December 31, 2020. We intend to meet our ongoing capital needs by using our available cash, proceeds under the Securities Purchase and Exchange Agreement, additional borrowings under the Line of Credit as well as by increasing our line of credit limit as a result of the additional accounts receivable acquired in July 2019 as part of our acquisition of the Biopharma business of Cancer Genetics, Inc. or CGI, now our pharma services (which requires a modification to the bank agreement and approval by Silicon Valley Bank (“SVB”), revenue growth and margin improvement, collecting accounts receivable, containing costs as well as exploring other financing options. Management believes that the Company has sufficient cash on hand and sufficient access to cash to sustain operations through at least June 30, 2021.

In September 2019, we entered into the Equity Distribution Agreement (the “Agreement”) with Oppenheimer & Co. Inc., as sales agent (the “Agent”), pursuant to which we may, from time to time, issue and sell shares of our common stock in an aggregate offering price of up to $4.8 million through the Agent. See Note 16, Equity, for more details. As of March 31, 2020, approximately 178,000 shares of common stock were sold for net proceeds of approximately $0.7 million. As a result of the preferred shares transaction mentioned below, additional shares may no longer be sold under the ATM arrangement without a majority approval by the holders of the preferred shares. See Note 16, Equity, for more detail.

In January 2020, we sold 20,000 Series B preferred shares to investors, led by 1315 Capital, for net proceeds of approximately $19.5 million. See Note 16, Equity, for more detail.

The Company maintains an up to a $4.0 million secured Line of Credit facility including a 3-year term loan for $850,000 with SVB. The proceeds of the term loan are expected to be used for laboratory capital expenditures and will be repaid monthly. The balance of the Line of Credit is available for working capital purposes as a revolving line of credit and has a three-year term. The borrowing limit of the revolving line of credit is the lower of 80% of the Company’s eligible accounts receivable (as adjusted by SVB) and the aggregate amount of cash collections with respect to accounts receivable during the three prior calendar months. Term loan outstanding amounts incur interest at a rate per annum equal to the greater of the Wall Street Journal Prime Rate (the “Prime Rate”) and 5.00%. Revolving Line outstanding amounts incur interest at a rate per annum equal to the Prime Rate plus 0.5%. As of March 31, 2020, $1.2 million was outstanding and $2.2 million was remaining on the Line of Credit.

See Note 1, Overview, regarding the adverse impact of the COVID-19 pandemic on our results of operations, cash flows and financial condition for the second quarter of fiscal 2020 and possibly beyond.

During April 2020, the Company applied for various federal stimulus grants and advances made available under Title 1 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. As of May 1, 2020, we received $2.1 million in advances under the Centers for Medicare & Medicaid Services (CMS) accelerated and advance payment program, as well as a $0.65 million grant from the Department of Health and Human Services (HSS). The CMS advance will be offset against future Medicare billings of the Company, and the HSS grant is subject to certain conditions regarding its use, including developing coronavirus and serology tests. These grants and advances require certain certifications by the Company and impose specific limitations on the use of the proceeds. Based on these restrictions and limitations, the Company is treating the $0.65 million HSS grant as restricted cash until we have clarity on how the funds can be utilized by the Company based on the specific requirements of the HSS.

During April and early May 2020, the Company made payments totaling $888,000 to CGI for funds withheld from the Excess Consideration Note to satisfy certain adjustments and indemnification obligations under the Asset Purchase Agreement. The funds used to satisfy this obligation were not included in cash and cash equivalents as of December 31, 2019 and March 31, 2020. These funds and the related liability were included in Other Assets and Other Current Liabilities, respectively, as of those period ends, and the settlement of the liability had no net impact on the Company’s operating cash flow or liquidity.

As of June 17, 2020 we have approximately $16.2 million of cash on hand. Also as of June 17, 2020, the Company has no further availability on its credit facility, but is in the process of completing an agreement with SVB to expand the credit facility. No assurance can be given that such an expansion agreement will be entered into.

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

Revenue Recognition

Our clinical services derive its revenues from the performance of its proprietary assays or tests. The Company’s performance obligation is fulfilled upon the completion, review and release of test results to the customer. The Company subsequently bills third-party payers or direct-bill payers for the tests performed. Under Accounting Standards Codification 606, revenue is recognized based on the estimated transaction price or NRV, which is determined based on historical collection rates by each payer category for each proprietary test offered by the Company. To the extent the transaction price includes variable consideration, for all third party and direct-bill payers and proprietary tests, the Company estimates the amount of variable consideration that should be included in the transaction price using the expected value method based on historical experience.

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

For our pharma services, performance obligations are satisfied at a point in time as the Company processes samples delivered by the customer. Project level activities, including study setup and project management, are satisfied over the life of the contract. Revenues are recognized at a point in time when the test results or other deliverables are reported to the customer.

Deferred Revenue

For our pharma services, project level fee revenue is recognized as deferred revenue and recorded at fair value. It represents payments received in advance of services rendered and is recognized ratably over the life of the contract.

Financing and Payment

For non-Medicare claims, our payment terms vary by payer category. Payment terms for direct-payers in our clinical or diagnostics business are typically thirty days and in our pharma services, up to sixty days. Commercial third-party-payers are required to respond to a claim within a time period established by their respective state regulations, generally between thirty to sixty days. However, payment for commercial third-party claims may be subject to a denial and appeal process, which could take up to two years in some instances where multiple appeals are submitted. The Company generally appeals all denials from commercial third-party payers.

Costs to Obtain or Fulfill a Customer Contract

Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in sales and marketing expense in the condensed consolidated statements of operations.

Accounts Receivable

The Company’s accounts receivables represent unconditional rights to consideration and are generated using its clinical services and pharma services. The Company’s clinical services are fulfilled upon completion of the test, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payer or direct-bill payer. Contractual adjustments represent the difference between the list prices and the reimbursement rates set by third party payers, including Medicare, commercial payers, and amounts billed to direct-bill payers. Specific accounts may be written off after several appeals, which in some cases may take longer than twelve months. Pharma services represent, primarily, the performance of laboratory tests in support of clinical trials for pharma services customers. The Company bills these services directly to the customer.

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

Other Current Assets

Other current assets consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(unaudited)
Lab supply inventory	1,885	1,825
Prepaid expenses	826	971
Funds in escrow	888	888
Due from CGI	1,297	92
Other	80	75
Total other current assets	$4,976	$3,851

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

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock, par value $0.01 per share (the “Common Stock”), used in the calculation of basic and diluted loss per share for the three-month periods ended March 31, 2020 and 2019 is as follows:

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)
Basic weighted average number of common shares	4,004	3,515
Potential dilutive effect of stock-based awards	-	-
Diluted weighted average number of common shares	4,004	3,515

The Company’s Preferred Stock, on an as converted basis of 7,833,334 shares for the three months ended March 31, 2020, and the following outstanding stock-based awards and warrants were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)
Options	578	394
Stock-settled stock appreciation rights (SARs)	-	3
Restricted stock	6	-
Restricted stock units (RSUs)	36	61
Warrants	1,420	1,420
	2,040	1,878

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is attributable to the acquisition of our pharma services in July 2019. The carrying value of the intangible assets acquired was $15.6 million, with goodwill of approximately $8.3 million and identifiable intangible assets of approximately $7.3 million. The goodwill balance at March 31, 2020 was $8.4 million. The net carrying value of the identifiable intangible assets from all acquisitions as of March 31, 2020 and December 31, 2019 are as follows:

		As of March 31, 2020	As of December 31, 2019
		(unaudited)
	Life	Carrying	Carrying
	(Years)	Amount	Amount

Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	18,351	18,351
Pharma services acquisition:
Trademarks	10	1,600	1,600
Customer relationships	8	5,700	5,700

CLIA Lab	2.3	$609	$609

Total		$50,920	$50,920

Accumulated Amortization		$(18,450)	$(17,419)

Net Carrying Value		$32,470	$33,501

The following table displays a roll forward of the carrying amount of goodwill from December 31, 2019 to March 31, 2020:

Carrying
Amount
Balance as of December 31, 2019	$8,433
Adjustments	-
Balance as of March 31, 2020	$8,433

Amortization expense was approximately $1.0 million and $0.8 million for the three-month periods ended March 31, 2020 and 2019, respectively. Estimated amortization expense for the next five years is as follows:

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

	As of March 31, 2020		Fair Value Measurements
	Carrying	Fair	As of March 31, 2020
	Amount	Value	Level 1	Level 2	Level 3
Liabilities:			(unaudited)
Contingent consideration:
Asuragen (1)	$2,866	$2,866	$-	$-	$2,866
Other long-term liabilities:
Warrant liability (2)	55	55	-	-	55
	$2,921	$2,921	$-	$-	$2,921

	As of December 31, 2019		Fair Value Measurements
	Carrying	Fair	As of December 31, 2019
	Amount	Value	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration:
Asuragen (1)	$2,893	$2,893	$-	$-	$2,893
Other long-term liabilities:
Warrant liability (2)	82	82	-	-	82
	$2,975	$2,975	$-	$-	$2,975

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

A roll forward of the carrying value of the Contingent Consideration Liability and the Underwriters’ Warrants to March 31, 2020 is as follows:

				Cancellation	Adjustment
				of Obligation/	to Fair Value/
	December 31, 2019	Payments	Accretion	Conversions Exercises	Mark to Market	March 31, 2020
	(unaudited)
Asuragen	$2,893	$(136)	$109	$-	$-	$2,866

Underwriters Warrants	82	-	-	-	(27)	55
	$2,975	$(136)	$109	$-	$(27)	$2,921

Certain of the Company’s non-financial assets, such as other intangible assets and goodwill, are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

7.	LEASES

Finance lease assets are included in fixed assets, net of accumulated depreciation.

The table below presents the lease-related assets and liabilities recorded in the Condensed Consolidated Balance Sheet:

	Classification on the Balance Sheet	March 31, 2020
		(unaudited)
Assets
Financing lease assets	Property and equipment, net	$475
Operating lease assets	Operating lease right of use assets	2,811
Total lease assets		$3,286

Liabilities
Current
Financing lease liabilities	Other accrued expenses	$160
Operating lease liabilities	Other accrued expenses	1,251
Total current lease liabilities		$1,411
Noncurrent
Financing lease liabilities	Other long-term liabilities	85
Operating lease liabilities	Operating lease liabilities, net of current portion	1,384
Total long-term lease liabilities		1,469
Total lease liabilities		$2,880

The weighted average remaining lease term for the Company’s operating leases was 2.6 years as of March 31, 2020 and the weighted average discount rate for those leases was 6.0%. The Company’s operating lease expenses are recorded within cost of revenue and general and administrative expenses. With respect to the Rutherford lease, in March 2020 the Company delivered a notice of early termination which would terminate the lease in March 2021.

The table below reconciles the cash flows to the lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2020:

	Operating Leases	Financing Leases
2020	1,189	170
2021	878	120
2022	660	13
2023	250	-
Total minimum lease payments	2,977	303
Less: amount of lease payments representing effects of discounting	342	58
Present value of future minimum lease payments	2,635	245
Less: current obligations under leases	1,251	160
Long-term lease obligations	$1,384	$85

As of March 31, 2020, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year were as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$2,977	$1,189	$1,538	$250	$-

8.	COMMITMENTS AND CONTINGENCIES

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

9.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

Other accrued expenses consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(unaudited)
Accrued royalties	$2,101	$1,934
Contingent consideration	602	502
Operating lease liability	1,251	1,321
Financing lease liability	160	184
Deferred revenue	354	457
Payable to CGI	888	888
Accrued sales and marketing - diagnostics	167	197
Accrued lab costs - diagnostics	104	163
Accrued professional fees	1,064	1,399
Taxes payable	327	403
Unclaimed property	565	565
All others	1,056	1,366
Total other accrued expenses	$8,639	$9,379

Long-term liabilities consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(unaudited)
Warrant liability	$55	$82
Uncertain tax positions	4,146	4,081
Deferred revenue	258	269
Other	104	141
Total other long-term liabilities	$4,563	$4,573

10.	STOCK-BASED COMPENSATION

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

The following table provides the weighted average assumptions used in determining the fair value of the stock option awards granted during the three month periods ended March 31, 2020 and 2019.

	March 31, 2020	March 31, 2019
	(unaudited)
Risk-free interest rate	1.51%	2.51%
Expected life	6.0 years	6.0 years
Expected volatility	128.87%	127.81%
Dividend yield	-	-

The Company recognized approximately $0.4 million and $0.5 million of stock-based compensation expense during the three-month periods ended March 31, 2020 and 2019, respectively.

11.	INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on loss from continuing operations and the effective tax rate for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)

Provision for income tax	$15	$5
Effective income tax rate	(0.2%)	(0.1%)

Income tax expense for the three-month periods ended March 31, 2020 and 2019 was primarily due to minimum state and local taxes.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in March 2020. The CARES Act includes several U.S. income tax provisions related to, among other things, net operating loss carrybacks, alternative minimum tax credits, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. The CARES Act is not expected to have a material impact on the Company’s financial results.

12.	SEGMENT INFORMATION

We operate under one segment which is the business of developing and selling diagnostic clinical and pharma services.

13.	DISCONTINUED OPERATIONS

The components of liabilities classified as discontinued operations relate to Commercial Services and consist of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(unaudited)

Accrued liabilities	766	766
Current liabilities from discontinued operations	766	766
Total liabilities	$766	$766

14.	LINE OF CREDIT

On November 13, 2018 the Company, Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC entered into a Loan and Security Agreement (the “SVB Loan Agreement”) with SVB, which provides for up to $4.0 million of debt financing consisted of a term loan of up to $850,000 and a revolving line of credit based on its outstanding accounts receivable (the “Revolving Line”) of up to $3.75 million. The ability to use the term loan portion of the SVB Loan Agreement expired in 2019.

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

As of March 31, 2020, the Company had drawn $1.2 million of the available funds with the Revolving Line and had $2.55 million of remaining availability. As of December 31, 2019, we were in violation of a financial covenant for which we received a waiver from SVB on March 19, 2020. The Company currently is in compliance with all covenants.

As of June 17, 2020, the Company has maximized its borrowing under its line of credit facility and therefore has no further availability on its credit facility; however, we are in the process of seeking to expand availability under the credit facility on terms similar to existing terms, but there can be no assurance that such credit line extension will be granted or that it will be granted on commercially reasonable and acceptable terms

15.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosures of Non Cash Activities

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)
Operating
Adoption of ASC 842 - right of use asset	$-	$2,449
Adoption of ASC 842 - operating lease liability	$-	$(2,536)
Taxes accrued for repurchase of restricted shares	$-	$32
Financing
Accrued Financing costs	$314	$53
Preferred Stock Deemed Dividend	$3,033	$-

16.	EQUITY

Preferred Stock Issuance

Securities Purchase and Exchange Agreement

On January 10, 2020, the Company entered into a Securities Purchase and Exchange Agreement (the “Securities Purchase and Exchange Agreement”) with 1315 Capital II, L.P., (“1315 Capital”), and Ampersand 2018 Limited Partnership (“Ampersand” and, together with 1315 Capital, the “Investors”) pursuant to which the Company agreed to sell to the Investors an aggregate of $20.0 million in Series B convertible preferred stock of the Company, par value $0.01 per share (the “Series B Preferred Stock”), at an issuance price per share of $1,000. Pursuant to the Securities Purchase and Exchange Agreement, 1315 Capital agreed to purchase 19,000 shares of Series B Preferred Stock at an aggregate purchase price of $19.0 million and Ampersand agreed to purchase 1,000 shares of Series B Preferred Stock at an aggregate purchase price of $1.0 million.

In addition, the Company agreed to exchange $27.0 million of the Company’s existing Series A convertible preferred stock, par value $0.01 per share, held by Ampersand (the “Series A Preferred Stock”), represented by 270 shares of Series A Preferred Stock with a stated value of $100,000 per share, which represents all of the Company’s issued and outstanding Series A Preferred Stock, for 27,000 newly issued shares of Series B Preferred Stock (such shares of Series B Preferred Stock, the “Exchange Shares” and such transaction, the “Exchange”). Following the Exchange, no shares of Series A Preferred Stock remained designated, authorized, issued or outstanding. The Series B Preferred Stock has a conversion price of $6.00 as compared to a conversion price of $8.00 on the Series A Preferred Stock, but did not include certain rights applicable to the Series A Preferred Stock, including a six-percent (6%) dividend, and a conversion price adjustment for any failure by the Company to achieve a revenue target of $34.0 million in 2020 related to its diagnostics business or a weighted-average anti-dilution adjustment. Under the terms of the Securities Purchase and Exchange Agreement, Ampersand also agreed to waive all dividends and weighted-average anti-dilution adjustments accrued to date on the Series A Preferred Stock.

A convertible financial instrument includes a beneficial conversion feature if its conversion price is lower than the Company’s stock price at the commitment date. The Company determined that the sale of the Series B Preferred resulted in a beneficial conversion feature with an intrinsic value of $2.2 million, which the Company recorded as a reduction to additional paid-in capital upon the sale of the Series B Preferred stock. The Company calculated the intrinsic value of the beneficial conversion feature as the difference between the estimated fair value of the common stock on January 15, 2020 of $6.79 per share and the effective conversion price per share of $6.00 multiplied by the number of shares of common stock issuable upon conversion. The Company fully amortized the beneficial conversion feature during the three months ended March 31, 2020 in accordance with GAAP. The beneficial conversion feature resulted in an increase in the loss attributable to common shareholders for the three months ended March 31, 2020 in the Condensed Consolidated Statement of Operations, as it represents a deemed dividend to the preferred shareholders.

ATM program

On September 20, 2019, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Oppenheimer & Co. Inc., as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its Common Stock, at an aggregate offering price of up to $4.8 million (the “Shares”) through the Agent. Under the terms of the Agreement, the Agent may sell the Shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended.

Subject to the terms and conditions of the Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares, and may at any time suspend sales under the Agreement or terminate the Agreement in accordance with its terms. The Company has provided the Agent with customary indemnification rights, and the Agent will be entitled to a fixed commission of 3.0% of the aggregate gross proceeds from the Shares sold. The Agreement contains customary representations and warranties, and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. As of March 31, 2020, approximately 178,000 shares have been sold for net proceeds to the Company of approximately $0.7 million.

As a result of the January 15, 2020 Securities Purchase and Exchange Agreement, additional Shares may no longer be sold under the ATM arrangement without a majority approval by the holders of the Series B Preferred Stock in accordance with the Amended and Restated Investor Rights Agreement entered into on that date.

17.	WARRANTS

Warrants outstanding and warrant activity for the three-months ended March 31, 2020 are as follows:

Description	Classification	Exercise Price	Expiration Date	Warrants Issued	Warrants Exercised	Warrants Cancelled/ Expired	Balance December 31, 2019	Balance March 31, 2020

Private Placement Warrants, issued January 25, 2017	Equity	$46.90	June 2022	85,500	-	-	85,500	85,500
RedPath Warrants, issued March 22, 2017	Equity	$46.90	September 2022	10,000	-	-	10,000	10,000
Underwriters Warrants, issued June 21, 2017	Liability	$13.20	December 2022	57,500	-	(4,000)	53,500	53,500
Base & Overallotment Warrants, issued June 21, 2017	Equity	$12.50	June 2022	1,437,500	(567,286)	-	870,214	870,214
Vendor Warrants, issued August 6, 2017	Equity	$12.50	August 2020	15,000	-	-	15,000	15,000
Warrants issued October 12, 2017	Equity	$18.00	April 2022	320,000	-	-	320,000	320,000
Underwriters Warrants, issued January 25, 2019	Equity	$9.40	January 2022	65,434	-	-	65,434	65,434

				1,990,934	(567,286)	(4,000)	1,419,648	1,419,648

18.	RECENT ACCOUNTING PRONOUNCEMENTS

Standards not yet effective

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendment is effective for annual periods beginning after December 15, 2020. We do not expect that the requirements of ASU 2017-04 will have a material impact on our consolidated financial statements.

19.	SUBSEQUENT EVENTS

Federal Stimulus Programs in Connection with Coronavirus Pandemic

As of May 1, 2020, we received $2.1 million in advances under the Centers for Medicare & Medicaid Services (CMS) accelerated and advance payment program, as well as a $0.65 million grant from the Department of Health and Human Services (HSS). The CMS advance will be offset against future Medicare billings of the Company, and the HSS grant is subject to certain conditions regarding its use, including developing coronavirus and serology tests. These grants and advances require certain certifications by the Company and impose specific limitations on the use of the proceeds. Based on these restrictions and limitations, the Company is treating the $0.65 million HSS grant as restricted cash until we have clarity on how the funds can be utilized by the Company based on the specific requirements of the HSS. Furthermore, although the Company initially explored the possibility of requesting a loan under the Small Business Administration Paycheck Protection Program, we elected not to complete an application because we are not certain we meet certain criteria of the program.

During April and early May 2020, the Company made payments totaling $888,000 to CGI for funds withheld from the Excess Consideration Note to satisfy certain adjustments and indemnification obligations under the Asset Purchase Agreement. The funds used to satisfy this obligation were not included in cash and cash equivalents as of December 31, 2019 and March 31, 2020. These funds and the related liability were included in Other Current Assets and Other Accrued Expenses, respectively, as of those period ends, and the settlement of the liability had no net impact on the Company’s operating cash flow or liquidity.

Amendment to Morrisville, North Carolina lease

On June 3, 2020, Interpace Pharma Solutions, Inc. (“IPS”), a wholly-owned subsidiary of the Company, entered into an agreement with Southport Business Park Limited Partnership (“the Landlord”) to amend its Morrisville, North Carolina lease effective June 1, 2020 (the “Amendment”). This lease was originally entered into on June 12, 2004 by the Landlord and Cancer Genetics, Inc., the Company’s predecessor-in-interest (the “Original Lease”) and was assigned to the Company on July 15, 2019 (the “Lease Assignment”). The Original Lease together with all amendments, as assigned by the Lease Assignment constitutes the “Lease.” The Company re-affirmed its Guaranty of Lease, dated July 15, 2019, in the Amendment, guaranteeing the obligations of IPS under the Lease.

The Amendment provides for an extension of the term of the Lease, which consists of approximately 24,906 square feet utilized by IPS as laboratory and office space to provide its pharma solutions services. The terms of the Lease were set to expire on May 31, 2020. Pursuant to the Amendment, the term of the Lease was extended for ten additional years, commencing on June 1, 2020 and continuing until May 31, 2030 (the “Term”). The minimum rent per rentable square foot pursuant to the Amendment is $14.10 from June 1, 2020 to May 31, 2021, with annual increases of 3%. The minimum rent during the first year under the Amendment is $351,174.60, which is subject to a rent abatement consisting of six months of rent forgiveness totaling $175,587, provided there is no outstanding uncured event of default (as defined in the Lease). The Company shall continue to pay to Landlord additional rent, representing the Company’s proportionate share of any direct expenses, as stipulated in the Lease.

Pursuant to the Amendment, the Company has two options to extend the Term for a period of five years each (the “Extended Terms”). Minimum rent during the Extended Terms, if such options are exercised by the Company, is subject to certain “market value” adjustments as provided for in the Amendment. Also pursuant to the Amendment, the Company has the irrevocable right to terminate the Lease on November 30, 2025, as well as on November 30, 2027, providing certain timely notification is given to Landlord, specified events occur (such as a merger or sale of the Company’s business), and specified termination payments are made to Landlord.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (Form 10-Q) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Statements that are not historical facts, including statements about our plans, objectives, beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “intends,” “projects,” “should,” “could,” “may,” “will” or similar words and expressions. These forward-looking statements are contained throughout this Form 10-Q.

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	adverse impact of Coronavirus (COVID-19) pandemic due to the slowdown in demand for our clinical services and pharma services, a reduction in samples received and testing volume and delayed third party collections and other factors;

●	we have a history of operating losses, and our clinical services and pharma services have generated limited revenue;

●	we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability;

●	our limited operating history and the limited revenue generated from our business thus far and fluctuating quarterly and annual revenue and operating results, including as a result of how we recognize revenue;

●	we depend on sales and reimbursements from our clinical services for more than 50% of our revenue, and we will need to generate sufficient revenue from these and other products and/or solutions that we develop or require to grow our business;

●	we rely on third parties to process and transmit claims to payers for our clinical services, and any delay, data loss, or other disruption in processing or transmitting could have an adverse effect on our revenue and financial condition;

●	our ability to utilize our commercial and operating experience to sell our clinical and pharma services;

●	our ability to compete successfully in the markets our clinical services and pharma services operate in;

●	our ability to obtain, retain and increase sufficient levels of third party reimbursement for our molecular diagnostic tests in a changing and challenging reimbursement environment, including our current dependence on a concentrated number of third-party payers and the lack of timeliness of their payments, and the potential failure of such payments to ever occur;

●	our billing practices and those of our third-party billing providers to effectively bill and collect on claims for the sale of our tests;

●	our revenue recognition is based in part on our estimates for future collections and such estimates may prove to be incorrect;

●	a deterioration in the collectability of our accounts receivable could have a material adverse effect on our business, financial condition and results of operations;

●	our inability to finance our business on acceptable terms in the future may limit our ability to grow our business, develop and commercialize products and services, develop and commercialize new molecular diagnostic solutions and technologies and expand our pharma services;

●	our ability to comply with financial covenants under our current line of credit facility and comply with our debt obligations and our ability to expand our working capital borrowing base to provide sufficient working capital financing during growth periods;

●	we have issued convertible preferred stock and may issue additional convertible preferred stock in the future, and the terms of our preferred stock may dilute our common stock;

●	two private equity firms and their affiliates control, on an as-converted basis, 66% of our fully diluted outstanding shares of common stock through their holdings of Series B Convertible Preferred Stock, par value $0.01 per share (“Series B Preferred Stock”), and this concentration of ownership along with having authority for designation rights for a majority of our directors will have a substantial influence on our decisions;

●	billing for our clinical services tests is complex, and we must dedicate substantial time and resources to the billing process to be paid for our clinical services;

●	we depend on a few payers for a significant portion of our revenue for our clinical services, and if one or more significant payers stops providing reimbursement or decreases the amount of reimbursement for our tests, our revenue could decline;

●	if payers do not provide reimbursement, rescind or modify their reimbursement policies or delay payments for clinical services, our commercial success could be compromised;

●	developing new tests and related services and solutions includes a lengthy and complex process with uncertain results;

●	the effect of potential adverse findings resulting from regulatory audits of our billing and payment practices and the impact such results could have on our clinical services;

●	the demand for our molecular diagnostic tests from physicians and patients;

●	our products and services continuing to perform as expected;

●	claims against us for inaccurate results from our molecular diagnostic tests;

●	our obligations to make royalty and milestone payments to our licensors;

●	our ability to obtain data and samples to perform sufficient clinical studies to successfully publish data demonstrating the clinical relevance and value of our molecular diagnostic tests, including to support sufficient levels of third party reimbursement;

●	our dependence on third parties for the supply of some of the materials used in our molecular diagnostic tests and pharma services;

●	our ability to scale our operations or delays or reagent and supply shortages for our tests and services;

●	our ability to develop or acquire tests, services or solutions;

●	the ability of our clinical services to enter into additional clinical study collaborations with highly regarded institutions;

●	the effect current and future laws, licensing requirements and regulation have on our business including the changing U.S. Food and Drug Administration environment as it relates to molecular diagnostics and pharma services and laboratory developed tests (LDT’s);

●	changes in governmental regulations mandating price controls and limitations on patient access to our products and services;

●	if we fail to comply with Federal, State and foreign laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business;

●	legislation reforming the U.S. healthcare system;

●	a failure to comply with Federal and State laws and regulations pertaining to our payment practices;

●	our ability to comply with fraud and abuse laws or payer regulations could result in our being excluded from participation in Medicare, Medicaid or other governmental payer programs;

●	compliance with numerous statutes and regulations pertaining to our business;

●	the effect of The Eliminating Kickbacks in Recovery Act of 2018 as it potentially impacts our ability to incentivize our sales personnel appropriately;

●	our ability to realize all of the anticipated benefits of the acquisition of our pharma services or those benefits, if any, taking longer to realize than expected;

●	if pharmaceutical and biotech companies, universities and contract research organizations performing clinical trials decide not to use our tests and services, we may be unable to generate sufficient revenue to sustain our pharma services;

●	if we fail to perform our pharma services in accordance with contractual and regulatory requirements, and ethical considerations, we could be subject to significant costs or liability;

●	our ability to compete in the markets our clinical services operate in;

●	our ability to attract and retain key employees and management personnel;

●	our reliance on our sales and marketing forces for future business growth and our ability to continue to expand our sales and marketing forces;

●	our limited experience in marketing and selling our products;

●	the ability of our molecular diagnostic tests to compete successfully with physicians and members of the medical community who use traditional methods to diagnose gastrointestinal and endocrine cancers, competitors offering broader product lines outside of the molecular diagnostic testing market and having greater brand recognition than we do, and companies with greater financial resources;

●	our ability to license rights to use technologies in order to commercialize new products and services;

●	our involvement in future litigation against us or our ability to collect on judgements found in our favor;

●	the effect of acts of nature, seasonal results and adverse weather conditions, hurricanes and floods, on our business and our suppliers;

●	our use of hazardous materials;

●	the susceptibility of our information systems to security breaches, loss of data and other disruptions;

●	catastrophic loss of our laboratories;

●	our ability to obtain and maintain sufficient qualified laboratory space to meet our processing needs for all of our business as well as our ability to pass regulatory inspections and continue to be Clinical Laboratory Improvement Amendments (“CLIA”) and the College of American Pathologists (“CAP”) certified or accredited;

●	compliance with the U.S. Foreign Corrupt Practices Act and anti-bribery laws;

●	our ability to respond to rapid scientific changes in the areas in which we operate;

●	our compliance with our license agreements and our ability to protect and defend our intellectual property rights;

●	patent infringement claims against us;

●	changes in U.S. and global patent law;

●	tax reform legislation;

●	stock dilution;

●	changes in financial accounting standards or practices;

●	exposure to international law, regulations and risk as a result of international expansion;

●	we may acquire businesses or assets or make investments in other companies or testing, service or solution technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debts or cause us to incur significant expense;

●	the impact of contingent liabilities on our financial condition;

●	the results of any future impairment testing for intangible assets as required under U.S. generally accepted accounting principles (“GAAP”);

●	our ability to maintain and implement effective internal controls over financial reporting especially as we are consolidating operations;

●	if our information technology or communications systems fail or we experience a significant interruption in their operation, our reputation, business and results of operations could be materially and adversely affected;

●	the impact of future issuances of debt, common and preferred shares on stockholders’ interest and stock price;

●	our ability to report financial results on a timely and accurate basis;

●	our ability to manage our growth or unexpected declines;

●	the potential that the temporary equity classification of our preferred stock and other matters may trigger a Nasdaq compliance default in the second or third quarter of 2020 for failure to meet minimum stockholder equity requirements which could result in a delisting of our common stock from Nasdaq leading to a possible reduced stock price; potential difficulty in raising additional capital or debt as well as loss of exemptions from various state securities laws which could hamper action plans to remediate such a Nasdaq compliance default;

●	uncertainty regarding the regulatory obligations related to our receipt of $650,000 funding for COVID testing;

●	our ability to rebuild our cost structure in anticipation of volume growth that does not happen as planned;

●	the potential impact on customers currently in clinical trials in our Rutherford, NJ lab that we are now relocating to North Carolina which may require revalidation in the new site;

●	the impact of increased costs building expanded laboratory capabilities in North Carolina in anticipation of the move from Rutherford, NJ and the potential loss of customers related to the move;

●	our ability to efficiently execute and complete the planned laboratory move from Rutherford, NJ to North Carolina on a timely basis within our forecasted costs;

●	the risk of loss of personnel that are uniquely qualified to perform the breadth of specialty testing and lab applications necessary for developing customized assays in our pharma solutions business; and

●	the risk related to our sales reps fully reengaging with customers after reducing physical visits by our commercial team during the pandemic.

Please see Part I – Item 1A – “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on April 22, 2020, as amended on May 29, 2020, as well as other documents we file with the SEC from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

During fiscal 2019, in connection with the acquisition of our pharma services, we raised $27 million with Ampersand, a diagnostic laboratory private equity investor. This was followed by raising an additional $20 million in early 2020 led by 1315 Capital, another sophisticated private equity investor. We believe that the combination of our clinical services and acquired pharma services uniquely positions us for growth and expansion in the fast-growing biopharma sector where we can provide our unique diagnostic capabilities to a broad customer base.

Impact of COVID-19 pandemic

We have taken what we believe are all necessary precautions to safeguard our employees from the Coronavirus (COVID-19) pandemic. We are following CDC guidance and local restrictions. All employees who do not work in a lab have been on a telecommunication work arrangement. Our employees in the lab are wearing what we believe is appropriate protective gear. There can be no assurance that key employees will not become ill or that we will able to continue to operate our labs. We have furloughed a number of employees as a result of reductions in customer demand and we have closed our administrative offices. Our labs require in-person staffing and as of the date of this report, we have been able to successfully operate our labs though a combination of social distancing, managing lab scheduling and protective equipment. Our management, finance staff and sales personnel have generally been able to successfully work remotely. As of June 15, 2020 we began allowing general and administrative staff to return to their respective offices on a limited basis.

The extent to which the COVID-19 pandemic impacts our operations continues to depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In particular, the continued spread of the coronavirus globally has adversely affecting global economies and financial markets resulting in an economic downturn which could materially and adversely impact our operations including, without limitation, the functioning of our laboratories, the availability of supplies including reagents, the progress and data collection of our pharma services, customer demand and travel and employee health and availability.

We believe that the COVID-19 pandemic will also adversely impact our results of operations, cash flows and financial condition for the second quarter of fiscal 2020 and possibly beyond. Our fiscal 2020 first quarter revenue was impacted by lower than expected clinical service volume throughout March 2020, which we believe has resulted from the temporary reduction in non-essential testing procedures in connection with the COVID-19 pandemic. Further, we did reduce overall costs to match the lower volumes in the labs.

However, as of the date of this Report, our overall business is still down approximately 30% from our run rate before the pandemic. We have continued to add resources to support the increased volume consistent with the changing environment. However, as we rebuild our cost structure to support the improved volume, there is risk that the anticipated volume growth will not materialize as planned and we will be required to adjust accordingly.

To optimize the pharma services lab operations we are transitioning lab work from Rutherford, NJ to our facility in Morrisville, NC. We will be investing several million dollars to facilitate the move, transfer personnel, build out facilities and validate processes over the next several months. We believe this investment and transition will result in reduced operating costs in the future: however, there is no guarantee we will be as successful with the move or the benefits expected thereof as we currently plan.

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

As of May 2020, we are in the process of launching a new product line of antibody testing for the COVID-19 virus. Validation is complete; we have acquired acceptable kits and reference samples and are now offering this testing to our employees and customers. The serological, or antibody, test measures the amount of antibodies present in the blood. In response to an infection, such as COVID-19, the body develops an overall immune response to fight the infection. One component of the immune system’s response is the development of antibodies that attach to the virus and help eliminate it. Antibody tests detect the body’s immune response to the infection caused by the virus rather than detecting the virus itself. The FDA has issued guidance allowing companies to market serological tests that have been validated following notification to FDA. Validated antibody tests offered under the policy should, among other things, include in test reports language explaining that negative results do not rule out COVID-19 infection and that follow-up testing with a molecular diagnostic should be considered to rule out infection. There is no guarantee that we will be successful in realizing revenue or benefit from these efforts.

Additional Reimbursement Coverage During 2020

Reimbursement progress is key for any molecular diagnostic company. We have been successful to date in expanding the reimbursement of our products in 2020. Specifically, the most significant progress we have made regarding payers to date in 2020 is as follows:

●	In February 2020, we announced an increase in Medicare reimbursement for our ThyraMIR® test from $1,800 to $3,000, retroactive to January 1, 2020, reflecting a re-evaluation of the technical and clinical performance of the test relative to other molecular tests in the market and their respective prices.

●	In March 2020, we announced we had entered into a contract with Blue Cross Blue Shield of Massachusetts making ThyGeNEXT® and ThyraMIR® tests covered in-network services for their more than 3 million members in Massachusetts and across New England.

●	In March 2020, we announced we had entered into a contract with CareFirst Blue Cross Blue Shield, making ThyGeNEXT® and ThyraMIR® tests covered in-network services for their more than 3.3 million members in Maryland, Washington, D.C., and Northern Virginia.

●	In March 2020, we announced we had entered into a contract with Premera Blue Cross, making ThyGeNEXT® and ThyraMIR® tests covered in-network services for their more than 2 million members in Washington State and Alaska.

●	In April 2020, we executed an agreement with Avalon Healthcare Solutions (Avalon), a laboratory benefit manager representing numerous health plans. Our agreement with Avalon offers us in-network status to approximately 5.8 million lives covered by the following health plans: Blue Cross Blue Shield North Carolina, South Carolina, Kansas City and Vermont, and Capital Blue Cross of Central Pennsylvania.

●	In April 2020, we executed a contract with Blue Cross of Idaho making ThyGeNEXT® and ThyraMIR® tests covered in-network services for their more than 576 thousand members.

●	In May 2020, we executed a contract with Blue Cross Blue Shield of Wyoming.

Revenue Recognition

Clinical services derive its revenues from the performance of its proprietary assays or tests. The Company’s performance obligation is fulfilled upon completion, review and release of test results to the customer. The Company subsequently bills third-party payers or direct-bill payers for the tests performed. Under Accounting Standards Codification 606, revenue is recognized based on the estimated transaction price or net realizable value (“NRV”), which is determined based on historical collection rates by each payer category for each proprietary test offered by the Company. To the extent the transaction price includes variable consideration, for all third party and direct-bill payers and proprietary tests, the Company estimates the amount of variable consideration that should be included in the transaction price using the expected value method based on historical experience.

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

Condensed Consolidated Results of Continuing Operations for the Quarter Ended March 31, 2020 Compared to the Quarter Ended March 31, 2019 (unaudited, in thousands)

	Three Months Ended March 31,
	2020	2020	2019	2019

Revenue, net	$9,200	100.0%	$6,010	100.0%
Cost of revenue	6,113	66.4%	2,622	43.6%
Gross profit	3,087	33.6%	3,388	56.4%
Operating expenses:
Sales and marketing	2,481	27.0%	2,411	40.1%
Research and development	809	8.8%	528	8.8%
General and administrative	4,887	53.1%	2,912	48.5%
Acquisition related amortization expense	1,031	11.2%	813	13.5%
Total operating expenses	9,208	100.1%	6,664	110.9%

Operating loss	(6,121)	-66.5%	(3,276)	-54.5%
Interest accretion	(109)	-1.2%	(129)	-2.1%
Other income (expense), net	47	0.5%	48	0.8%
Loss from continuing operations before tax	(6,183)	-67.2%	(3,357)	-55.9%
Provision for income taxes	15	0.2%	5	0.1%
Loss from continuing operations	(6,198)	-67.4%	(3,362)	-55.9%

Loss from discontinued operations, net of tax	(65)	-0.7%	(57)	-0.9%

Net loss	$(6,263)	-68.1%	$(3,419)	-56.9%

Revenue, net

Consolidated revenue, net for the three months ended March 31, 2020 increased by $3.2 million, or 53%, to $9.2 million, compared to $6.0 million for the three months ended March 31, 2019. This increase was principally attributable to our acquisition of our pharma services business in 2019. Our first quarter revenue was impacted by lower than expected clinical service volume throughout March 2020, which we believe has resulted from the temporary reduction in non-essential testing procedures in connection with the COVID-19 pandemic.

Cost of revenue

Consolidated cost of revenue for the three months ended March 31, 2020 was $6.1 million, as compared to $2.6 million for the three months ended March 31, 2019. As a percentage of revenue, cost of revenue increased to 66% for the three months ended March 31, 2020 as compared to 44% in the comparable same period in 2019. This increase as a percentage of revenue can be primarily attributed to the lower margins associated with pharma services.

Gross profit

Consolidated gross profit was approximately $3.1 million for the three months ended March 31, 2020 and $3.4 million for the three months ended March 31, 2019. The gross profit percentage decreased from 56% in the first quarter of 2019 to 34% for the first quarter of 2020. This decrease can be attributed to the lower margins associated with pharma services mentioned above and the reduction in net revenue from clinical services.

Sales and marketing expense

Sales and marketing expense was $2.5 million for the three months ended March 31, 2020, or 27% as a percentage of net revenue. For the three months ended March 31, 2019, sales and marketing expense was $2.4 million, or 40% as a percentage of net revenue. The increase in sales and marketing expense primarily reflects the addition of sales and marketing costs associated with pharma services.

Research and development

Research and development expense was $0.8 million for the three months ended March 31, 2020 and $0.5 million for the three months ended March 31, 2019. The increase was primarily attributable to costs associated with the acquired pharma services. As a percentage of revenue, research and development expense stayed the same at approximately 9% in both periods.

General and administrative

General and administrative expense for the three months ended March 31, 2020 was $4.9 million as compared to $2.9 million for the three months ended March 31, 2019. The increase was primarily attributable to costs associated with the acquired pharma services.

Acquisition related amortization expense

During the three months ended March 31, 2020 and March 31, 2019, we recorded amortization expense of $1.0 million and $0.8 million, respectively, which is related to intangible assets associated with prior acquisitions. The increase is related to our acquisition of our pharma services in 2019 and the associated intangible assets.

Operating loss

Operating loss from continuing operations was $6.1 million for the three months ended March 31, 2020 as compared to $3.3 million for the three months ended March 31, 2019. The increase can be attributed to the operating loss associated with our pharma services as well as the reduced revenue and gross profit in our clinical services.

Provision for income taxes

Income tax expense was approximately $15,000 for the three months ended March 31, 2020 and $5,000 for the three months ended March 31, 2019. Income tax expense for both periods was primarily driven by minimum state and local taxes.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.1 million for both the three months ended March 31, 2020 and March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2020, we had an operating loss of $6.1 million. As of March 31, 2020, we had cash and cash equivalents of $13.4 million, total current assets of $28.1 million and current liabilities of $15.7 million. Currently, the Company has no further availability on its credit facility, but is in the process of completing an agreement with SVB to expand the credit facility. No assurance can be given that such an expansion agreement will be entered into.

During the three months ended March 31, 2020, net cash used in operating activities was $7.1 million. The main component of cash used in operating activities was our net loss of $6.3 million. During the three months ended March 31, 2019, net cash used in operating activities was $3.0 million, all of which was used in continuing operations. The main component of cash used in operating activities during the three months ended March 31, 2019 was the net loss of $3.4 million.

For the three months ended March 31, 2020, there was cash provided from financing activities of $18.2 million, $19.5 million which resulted from the issuance of Preferred Stock in January 2020, $0.4 million from sales of common stock, and was partially offset by $1.8 million in a net repayment of funds under our revolving line of credit with SVB. For the three months ended March 31, 2019, there was cash provided from financing activities of $6.0 million which resulted from the issuance of common stock in our underwritten public offering completed in January 2019.

In September 2019, we entered into the Equity Distribution Agreement (the “Agreement”) with Oppenheimer & Co. Inc., as sales agent (the “Agent”), pursuant to which we may, from time to time, issue and sell shares of our common stock in an aggregate offering price of up to $4.8 million through the Agent. See Note 16, Equity of the notes to the financial statements for more details. In January 2020, 80,341 shares (as adjusted for the reverse stock split) of common stock were sold for net proceeds of approximately $0.4 million.

As of March 31, 2020, the Company had drawn $1.2 million of the $3.75 million of available funds under its Revolving Line with SVB. As of June 17, 2020, we had no funds available on the Revolving Line because we were fully drawn.

In January 2020, we sold 20,000 preferred shares to investors, led by 1315 Capital, for net proceeds of approximately $19.5 million; see Note 16, Equity of the footnotes to the financial statements for more detail.

As of June 17, 2020, we received $2.1 million in advances under the Centers for Medicare & Medicaid Services (CMS) accelerated and advance payment program, as well as a $0.65 million grant from the Department of Health and Human Services (HSS). The CMS advance will be offset against future Medicare billings of the Company, and the HSS grant is subject to certain conditions regarding its use, including developing coronavirus and serology tests. These grants and advances require certain certifications by the Company and impose specific limitations on the use of the proceeds. Based on these restrictions and limitations, the Company is treating the $0.65 million HSS grant as restricted cash until we have clarity on how the funds can be utilized by the Company based on the specific requirements of the HSS. Furthermore, although the Company initially explored the possibility of requesting a loan under the Small Business Administration Paycheck Protection Program, we elected not to complete an application because we are not certain we meet certain criteria of the program.

During April and early May 2020, the Company made payments totaling $888,000 to CGI for funds withheld from the Excess Consideration Note to satisfy certain adjustments and indemnification obligations under the Asset Purchase Agreement. The funds used to satisfy this obligation were not included in cash and cash equivalents as of December 31, 2019 and March 31, 2020. These funds and the related liability were included in Other Assets and Other Current Liabilities, respectively, as of those period ends, and the settlement of the liability had no net impact on the Company’s operating cash flow or liquidity.

We do not expect to generate positive cash flows from operations for the year ending December 31, 2020. We intend to meet our ongoing capital needs by using our available cash, proceeds under the Securities Purchase and Exchange Agreement, additional borrowings under the Line of Credit as well as increasing our line of credit limit as a result of the additional accounts receivable acquired in July 2019 as part of our acquisition of pharma services (which requires a modification to the bank agreement and approval by SVB which cannot be assured, revenue growth and margin improvement, collecting accounts receivable, containing costs as well as exploring other financing options. Our planned capital expenditures over the next twelve months currently includes several million dollars to be utilized in consolidating our laboratories, which includes equipment purchases, calibration and testing costs, moving and other related costs, and leasehold improvements. Management believes that the Company has sufficient cash on hand and available to sustain operations through at least June 30, 2021. However, in the event the Company is unable to maintain its Nasdaq listing for its common stock due to a failure to meet minimum stockholder equity requirements due to the classification of its preferred stock as temporary equity, the Company’s ability to raise additional capital may be adversely impacted. Therefore, there is no guarantee that additional capital can be raised to fund our future operations.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that billing rates reflect increases in costs due to inflation.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

As disclosed in Item 8.01 of the May 15th 8-K and in the Company’s definitive proxy statement, as filed with the SEC on June 10, 2020 (the “Proxy Statement”), the Company plans to hold its 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”) on July 9, 2020 at 10:00 a.m., Eastern Time. The 2020 Annual Meeting will be held in a virtual format only, via the Internet, with no physical in-person meeting. Additional details regarding the location via the Internet and matters to be voted on at the 2020 Annual Meeting are available in the Proxy Statement.

The Company’s 2019 Annual Meeting of Stockholders (the “2019 Annual Meeting”) was held on October 10, 2019. Because the date of the 2020 Annual Meeting represents a change of more than 30 days from the anniversary date of the 2019 Annual Meeting, the Company disclosed in the May 15th 8-K a new deadline for the submission of stockholder proposals. In accordance with Rule 14a-5(f) of the Exchange Act and consistent with the Amended and Restated ByLaws of the Company, effective November 12, 2019, the Company informed stockholders that a proposal or notice on Schedule 14N under Rule 14a-18 under the Exchange Act (i) intended to be included in the Proxy Statement under Rule 14a-8 under the Exchange Act or (ii) intended to be presented at the 2020 Annual Meeting other than by inclusion in the Proxy Statement, must have been received by the Company on or prior to 5:00 p.m. Eastern Time on May 28, 2020 to be considered timely. Any proposal or nomination received after such date will be considered untimely.

Item 6. Exhibits

Exhibit No.	Description

3.1**	Conformed version of Certificate of Incorporation of Interpace Biosciences, Inc., as amended by the Certificate of Amendment, effective January 15, 2020, and the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed January 17, 2020, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020.

10.1	Securities Purchase and Exchange Agreement, dated January 10, 2020, by and among Interpace Biosciences, Inc., 1315 Capital II, L.P. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2020.

10.2	Amended and Restated Investor Rights Agreement, dated as of January 15, 2020, by and among Interpace Biosciences, Inc., 1315 Capital II, L.P. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020.

10.3	Form of Indemnification Agreement by and between Interpace Biosciences, Inc. and Indemnitee, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020.

10.4#	Employment Agreement, dated as of January 29, 2020, by and between Interpace Biosciences, Inc. and Fred Knechtel, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2020.

10.5#	Severance and Consulting Agreement and General Release, dated January 29, 2020, by and between Interpace Biosciences, Inc. and James Early, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2020.

10.6#	First Amendment to Amended and Restated Employment Agreement, dated January 29, 2020, by and between Interpace Biosciences, Inc. and Jack E. Stover, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2020.

10.7	Eleventh Amendment to Lease, effective as of June 1, 2020, by and between Southport Business Park Limited Partnership and Interpace Pharma Solutions, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 9, 2020.

10.8*#	Amendment to the Interpace Biosciences, Inc. 2019 Equity Incentive Plan, filed herewith.

10.9*#	Form of Interpace Biosciences, Inc. 2019 Equity Incentive Plan Restricted Stock Unit And Restricted Stock Unit Agreement, filed herewith.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.

+	Exhibits 32.1 and 32.2 are being furnished herewith and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference to any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

**	This exhibit is being filed pursuant to Item 601(b)(3)(i) of Regulation S-K which requires a conformed version of the Company’s charter reflecting all amendments in one document. The exhibit reflects the Company’s Certificate of Incorporation, as amended, as amended by the Certificate of Amendment, effective January 15, 2020, and the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed January 17, 2020.
#	Denotes compensatory plan, compensation arrangement or management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 26, 2020	Interpace Biosciences, Inc.
(Registrant)

/s/ Jack E. Stover
Jack E. Stover
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 26, 2020	/s/ Fred Knechtel
Fred Knechtel
Chief Financial Officer
(Principal Financial Officer)

Date: June 26, 2020	/s/ Thomas Freeburg
Thomas Freeburg
Chief Accounting Officer
(Principal Accounting Officer)

