Form 10-Q
period 2020-06-30
INTERPACE BIOSCIENCES, INC.
filed 2020-10-19
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding October 9, 2020
Common Stock, par value $0.01 per share	4,041,595

INTERPACE BIOSICENCES, INC.

FORM 10-Q FOR PERIOD ENDED JUNE 30, 2020

EXPLANATORY NOTE

On August 14, 2020, the Company filed a Form 12b-25 notifying the SEC of its inability to file its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 on a timely basis. In July 2020, the Company had received letters from employees, one of whom has left the Company’s employ, concerning certain employment and billing and compliance matters. In response, the Company informed its Audit Committee and Regulatory Compliance Committee as well as its independent registered public accounting firm. The Audit Committee commenced an investigation of these matters with the assistance of independent counsel and advisors thereto. The investigation was unable to be completed by the filing deadline for this Report which delayed the filing. The Audit Committee concluded that the allegations were not substantiated and that there was no evidence of any illegal acts.

PART I. FINANCIAL INFORMATION

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,106	$2,321
Accounts receivable, net of allowance for doubtful accounts of $275 and $25, respectively	7,239	10,197
Other current assets	3,751	3,851
Total current assets	26,096	16,369
Property and equipment, net	7,249	6,814
Other intangible assets, net	31,439	33,501
Goodwill	8,433	8,433
Operating lease right of use assets	5,172	3,892
Other long-term assets	42	42
Total assets	$78,431	$69,051

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,348	$4,812
Accrued salary and bonus	2,247	2,341
Other accrued expenses	9,737	9,379
Current liabilities from discontinued operations	766	766
Total current liabilities	16,098	17,298
Contingent consideration	2,207	2,391
Operating lease liabilities, net of current portion	3,940	2,591
Line of credit	3,400	3,000
Other long-term liabilities	4,557	4,573
Total liabilities	30,202	29,853

Commitments and contingencies (Note 8)

Preferred stock, $.01 par value; 5,000,000 shares authorized,
270 Series A shares issued and outstanding	-	26,172
47,000 Series B shares issued and outstanding	46,536	-

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,055,454 and 3,932,370 shares issued, respectively; 4,036,595 and 3,920,589 shares outstanding, respectively	402	393
Additional paid-in capital	182,980	182,514
Accumulated deficit	(179,919)	(168,160)
Treasury stock, at cost (18,859 and 11,781 shares, respectively)	(1,770)	(1,721)
Total stockholders' equity	1,693	13,026
Total liabilities and stockholders' equity	$31,895	$42,879

Total liabilities, preferred stock and stockholders' equity	$78,431	$69,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue, net	$5,446	$6,270	$14,645	$12,280
Cost of revenue (excluding amortization of $1,031 and $813, for the three months and $2,062 and $1,626 for the six months, respectively)	3,850	3,031	9,963	5,654
Gross profit	1,596	3,239	4,682	6,626
Operating expenses:
Sales and marketing	1,596	2,959	4,077	5,369
Research and development	550	647	1,360	1,175
General and administrative	4,107	2,788	8,993	5,299
Acquisition related expense	-	1,295	-	1,696
Acquisition related amortization expense	1,031	813	2,062	1,626
Total operating expenses	7,284	8,502	16,492	15,165

Operating loss	(5,688)	(5,263)	(11,810)	(8,539)
Interest accretion	(167)	(91)	(276)	(220)
Other income (expense), net	438	74	485	123
Loss from continuing operations before tax	(5,417)	(5,280)	(11,601)	(8,636)
Provision for income taxes	13	5	28	10
Loss from continuing operations, net of tax	(5,430)	(5,285)	(11,629)	(8,646)
Less adjustment for preferred stock deemed dividend	-	-	(3,033)	-
Loss from continuing operations attributable to common stockholders	(5,430)	(5,285)	(14,662)	(8,646)

(Loss) income from discontinued operations, net of tax	(66)	65	(130)	7

Net loss attributable to common stockholders	(5,496)	(5,220)	(14,792)	(8,639)

Basic and diluted loss per share of common stock:
From continuing operations	$(1.35)	$(1.39)	$(3.65)	$(2.36)
From discontinued operations	(0.01)	0.02	(0.03)	0.00
Net loss per basic and diluted share of common stock	$(1.36)	$(1.37)	$(3.68)	$(2.36)
Weighted average number of common shares and common share equivalents outstanding:
Basic	4,033	3,813	4,018	3,665
Diluted	4,033	3,813	4,018	3,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	For The Six Months Ended		For The Six Months Ended
	June 30, 2020		June 30, 2019
	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	3,932	$393	2,877	$287
Common stock issued	37	1	9	1
Restricted stock issued	6	-	-	-
Common stock issued through market sales	80	8	-	-
Common stock issued through offerings	-	-	933	94
Balance at March 31	4,055	402	3,819	382
Common stock issued	-	-	10	1
Balance at June 30	4,055	402	3,829	383
Treasury stock:
Balance at January 1	12	(1,721)	7	(1,680)
Treasury stock purchased	-	-	3	(32)
Balance at March 31	12	(1,721)	10	(1,712)
Treasury stock purchased	7	(49)	-	-
Balance at June 30	19	(1,770)	10	(1,712)
Additional paid-in capital:
Balance at January 1		182,514		175,820
Common stock issued through offerings, net of expenses		-		5,868
Extinguishment of Series A Shares		(828)		-
Beneficial Conversion Feature in connection with Series B Issuance		2,205		-
Amortization of Beneficial Conversion Feature		(2,205)		-
Common stock issued through market sales		476		-
Stock-based compensation expense		418		266
Balance at March 31		182,580		181,954
Common stock issued		-		72
Stock-based compensation expense		400		205
Balance at June 30		182,980		182,231
Accumulated deficit:
Balance at January 1		(168,160)		(141,489)
Net loss		(6,263)		(3,419)
Adoption of ASC 842		-		55
Balance at March 31		(174,423)		(144,853)
Net loss		(5,496)		(5,220)
Balance at June 30		(179,919)		(150,073)

Total stockholders’ equity		$1,693		$30,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For The Six Months Ended June 30,
	2020	2019

Cash Flows From Operating Activities
Net loss	$(11,759)	$(8,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,540	1,749
Interest accretion	276	220
Mark to market on warrants	(49)	(45)
Stock-based compensation	818	990
Bad debt expense	250	499
Other gains and expenses, net	-	18
Other changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,708	(3,982)
Increase in other current assets	(788)	(252)
(Decrease) increase in accounts payable	(1,464)	530
Decrease in accrued salaries and bonus	(94)	(141)
Increase in accrued liabilities	856	1,154
Increase in long-term liabilities	33	114
Net cash used in operating activities	(6,673)	(7,785)

Cash Flows From Investing Activity
Purchase of property and equipment	(913)	(48)
Sale of property and equipment	-	13
Net cash used in investing activity	(913)	(35)

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	434	5,962
Borrowings on Line of Credit, net	400	-
Issuance of Series B preferred stock, net of expenses	19,537	-
Net cash provided by financing activities	20,371	5,962

Net increase (decrease) in cash and cash equivalents	12,785	(1,858)
Cash and cash equivalents – beginning	2,321	6,068
Cash and cash equivalents – ending	$15,106	$4,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

1.	OVERVIEW

Nature of Business

Interpace Biosciences, Inc. (“Interpace” or the “Company”) enables personalized medicine, offering specialized services along the therapeutic value chain from early diagnosis and prognostic planning to targeted therapeutic applications and pharma services. The Company provides molecular diagnostics, bioinformatics and pathology services for evaluation of risk of cancer by leveraging the latest technology in personalized medicine for improved patient diagnosis and management. The Company also provides pharmacogenomics testing, genotyping, biorepository and other specialized services to the pharmaceutical and biotech industries. The Company advances personalized medicine by partnering with pharmaceutical, academic, and technology leaders to effectively integrate pharmacogenomics into their drug development and clinical trial programs.

Impact of COVID-19 pandemic

We have taken what we believe are necessary precautions to safeguard our employees from the Coronavirus (COVID-19) pandemic. We continue to follow the Centers for Disease Control and Prevention’s (“CDC”) guidance and the recommendations and restrictions provided by state and local authorities. The majority of our employees who do not work in a lab setting are currently on a telecommunication work arrangement and have generally been able to successfully work remotely. Our labs require in-person staffing and we have been able to continue to operate our labs, minimizing infection risk to lab staff through a combination of social distancing and appropriate protective equipment. There can be no assurance, however, that key employees will not become ill or that we will able to continue to operate our labs. While a number of employees were furloughed most have returned to work.

The continuing impact that the COVID-19 pandemic will have on our operations, including duration, severity and scope, remains highly uncertain and cannot be fully predicted at this time. Accordingly, we believe that the COVID-19 pandemic could continue to adversely impact our results of operations, cash flows and financial condition in the future.

Through the second quarter of 2020 our revenues were impacted by lower than expected clinical service volume from March through June 2020, which we believe resulted from the pandemic related temporary reduction in non-essential testing procedures. While our pharma services revenue increased throughout the first quarter of 2020, during the second quarter our pharma services business also softened. Currently, our clinical services business has recovered to levels prior to the pandemic and our pharma services business is also recovering, but more slowly.

As our business operations continue to be impacted by the pandemic, we continue to monitor the situation and the guidance that is being provided by relevant federal, state and local public health authorities. We may take additional actions based upon their recommendations. However, it is possible that we may have to make further adjustments to our operating plans in reaction to developments that are beyond our control.

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

While we do not anticipate any lab closures at this time beyond periodic, temporary work stoppages to clean and disinfect the labs, this could change in the future based upon conditions caused by the pandemic. Further, while we have acquired additional inventories of lab supplies, including reagents, it is possible that we could experience supply chain shortages if the pandemic continues for a prolonged period and if one or more suppliers is unable to continue to provide us with supplies. For the foreseeable future, however, we do not anticipate supply chain shortages of critical supplies.

We will continue to monitor the actual and potential impact of the pandemic upon our operations. We have developed and will continue to update our contingency plans in order to mitigate pandemic-related, adverse financial impacts upon our business.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes (the “Interim Financial Statements”) should be read in conjunction with the consolidated financial statements of the Company and its wholly-owned subsidiaries (Interpace Diagnostics Lab Inc., Interpace Diagnostics Corporation, Interpace Pharma Solutions, Inc. and Interpace Diagnostics, LLC), and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on April 22, 2020 and amended on May 29, 2020 (the “Form 10-K”).

The condensed Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, or Group DCA; InServe Support Solutions; and TVG, Inc. and its Commercial Services business unit which was sold on December 22, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. All information related to common stock, stock options, restricted stock units, warrants and earnings per share have been retroactively adjusted to give effect to the reverse stock split (1 for 10) that occurred in January 2020.

3.	GOING CONCERN

The accompanying consolidated financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Accordingly, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty. As of June 30, 2020, the Company had cash and cash equivalents of $15.1 million, net accounts receivable of $7.2 million, total current assets of $26.1 million and total current liabilities of $16.1 million. For the six-months ended June 30, 2020, the Company had a net loss of $11.8 million and cash used in operating activities was $6.7 million. As of September 30, 2020 we had approximately $5.2 million of cash on hand due principally to additional losses incurred through September 2020, slower collections due to the pandemic, as well as repayment of approximately $3.4 million to SVB under our line of credit, which we are currently unable to borrow under.

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

The Company’s cash and cash equivalents balance is decreasing and we do not expect to generate positive cash flows from operations for the year ending December 31, 2020. We intend to meet our ongoing capital needs by using our available cash; proceeds under the Securities Purchase and Exchange Agreement (as defined and further discussed in Note 16, Equity); borrowings under the Revolving Line of Credit (as defined below) with Silicon Valley Bank (“SVB”), once reinstated, as well as by increasing our line of credit limit as a result of the additional accounts receivable acquired in July 2019 as a result of our acquisition of the Biopharma business of Cancer Genetics, Inc. (“CGI”), and presently known as our pharma services business (which requires a modification to the bank agreement and approval by both SVB and the preferred shareholders), as well as revenue growth and margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options. The Company is currently unable to borrow under its line of credit and there is no assurance the Company will be successful in meeting its capital requirements prior to becoming cash flow positive. These liquidity factors, among others, have raised substantial doubts about our ability to continue as a going concern.

In September 2019, we entered into the Equity Distribution Agreement (the “Equity Distribution Agreement”) with Oppenheimer & Co. Inc., as sales agent (the “Agent”), pursuant to which we may, from time to time, issue and sell shares of our common stock in an aggregate offering price of up to $3.7 million through the Agent (the “ATM arrangement”). As of June 30, 2020, approximately 178,000 shares of common stock were sold for net proceeds of approximately $0.7 million. As a result of the preferred shares transaction mentioned below, additional shares may no longer be sold under the ATM arrangement without a majority approval by the holders of the preferred shares. See Note 16, Equity, for more detail relative to the ATM arrangement and related share sales. In addition, if our common stock is delisted by Nasdaq Capital Markets (“Nasdaq”) due to our failure to meet the minimum stockholders’ equity requirement, we may no longer be able to eligible to sell under the Agreement as well. See Note 19, Subsequent Events.

In January 2020, we sold 20,000 Series B preferred shares to investors, led by 1315 Capital II, L.P. (“1315 Capital”), for net proceeds of approximately $19.5 million. See Note 16, Equity, for more detail.

The Company maintains a secured revolving line of credit facility (the “Revolving Line of Credit”), with a limit of up to $4.0 million, available for working capital purposes, with a three-year term. The borrowing limit of the Revolving Line of Credit is the lower of 80% of the Company’s eligible accounts receivable (as adjusted by SVB) and the aggregate amount of cash collections with respect to accounts receivable during the three prior calendar months. Outstanding amounts incur interest at a rate per annum equal to the Prime Rate plus 0.5%. As of June 30, 2020, $3.4 million was outstanding and there was no remaining Revolving Line of Credit available.

As of July 31, 2020, the Company was in violation of a financial covenant under its Loan and Security Agreement, dated November 13, 2018, as amended March 18, 2019 (as so amended, the “SVB Loan Agreement”). Additionally, due to the untimely filing of our second quarter form 10-Q (this Report) with the SEC subsequent to the filing deadline, the Company is in violation of the SVB Loan Agreement and during September 2020, the Company paid down the outstanding Revolving Line of Credit balance of $3.4 million in full. Additionally during September 2020, the Company transferred $0.35 million into a restricted cash money market account with SVB to serve as collateral for the Company’s letters of credit supporting two of its facilities. Prior to September 2020, the collateral for the letters of credit was accounted for as a reduction in the availability under the Revolving Line of Credit.

While the Company has received a waiver of default from SVB and is in compliance with the terms of the SVB Loan Agreement as of the date of this Report, we currently do not have the ability to drawn down on the Revolving Line of Credit.

See Note 1, Overview, regarding the potential adverse impact of the COVID-19 pandemic on our results of operations, cash flows and financial condition for the third quarter of fiscal 2020 and possibly beyond.

During April 2020, the Company applied for various federal stimulus grants and advances made available under Title 1 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. As of May 1, 2020, we received $2.1 million in advances under the Centers for Medicare & Medicaid Services (CMS) accelerated and advance payment program, which is recorded in other accrued expenses on the Company’s condensed consolidated balance sheet, as well as a $0.65 million grant from the Department of Health and Human Services (HSS). The CMS advance will be offset against future Medicare billings of the Company, beginning with Medicare billings in April 2021 and the HSS grant is subject to certain conditions regarding its use. These grants and advances require certain certifications by the Company and impose specific limitations on the use of the proceeds. The Company applied the HHS grant in its entirety towards qualified second quarter expenses related to laboratory equipment and supplies purchased to prevent, prepare for, and respond to coronavirus, including development of coronavirus and serology tests, as well as revenue lost during the second quarter as a result of the pandemic. The portion attributed to lost revenue, $0.45 million, was recorded in Other income and $0.2 million was recorded as an offset to cost of revenue expenses.

During April and early May 2020, the Company made payments totaling $888,000 to CGI for funds withheld from the Excess Consideration Note to satisfy certain adjustments and indemnification obligations under the Secured Creditor Asset Purchase Agreement dated July 15, 2019, by and among the Company, CGI, Interpace Diagnostics Group, Inc. and Partners for Growth IV, L.P. (“Asset Purchase Agreement”). The funds used to satisfy this obligation were not included in cash and cash equivalents as of December 31, 2019 and March 31, 2020. These funds and the related liability were included in Other Assets and Other Current Liabilities, respectively, as of those period ends, and the settlement of the liability had no net impact on the Company’s operating cash flow or liquidity.

INTERPACE BIOSCIENCES, INC.

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

For our clinical services, we regularly review the ultimate amounts received from the third-party and direct-bill payers and related estimated reimbursement rates and adjust the NRV’s and related contractual allowances accordingly. If actual collections and related NRV’s vary significantly from our estimates, we will adjust the estimates of contractual allowances, which affects net revenue in the period such variances become known.

For our pharma services, project level activities, including study setup and project management, are satisfied over the life of the contract while performance-related obligations are satisfied at a point in time as the Company processes samples delivered by the customer. Revenues are recognized at a point in time when the test results or other deliverables are reported to the customer.

Deferred Revenue

For our pharma services, project level fee revenue is recognized as deferred revenue and recorded at fair value. It represents payments received in advance of services rendered and is recognized ratably over the life of the contract.

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

Financing and Payment

For non-Medicare claims, our payment terms vary by payer category. Payment terms for direct-payers in our clinical business are typically thirty days and in our pharma services, up to sixty days. Commercial third-party-payers are required to respond to a claim within a time period established by their respective state regulations, generally between thirty to sixty days. However, payment for commercial third-party claims may be subject to a denial and appeal process, which could take up to two years in some instances where multiple appeals are submitted. The Company generally appeals all denials from commercial third-party payers.

Costs to Obtain or Fulfill a Customer Contract

Sales commissions are expensed in the period in which they have been earned. These costs are recorded in sales and marketing expense in the condensed consolidated statements of operations.

Accounts Receivable

The Company’s accounts receivables represent unconditional rights to consideration and are generated using its clinical services and pharma services. The Company’s clinical services are fulfilled upon completion of the test, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payer or direct-bill payer. Contractual adjustments represent the difference between the list prices and the reimbursement rates set by third-party payers, including Medicare, commercial payers, and amounts billed to direct-bill payers. Specific accounts may be written off after several appeals, which in some cases may take longer than twelve months. Pharma services represent, primarily, the performance of laboratory tests in support of clinical trials for pharma services customers. The Company bills these services directly to the customer.

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

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

Other Current Assets

Other current assets consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(unaudited)
Lab supply inventory	2,331	1,825
Prepaid expenses	728	971
Funds in escrow	-	888
Due from CGI	525	92
Other	167	75
Total other current assets	$3,751	$3,851

Long-Lived Assets, including Finite-Lived Intangible Assets

Finite-lived intangible assets are stated at cost less accumulated amortization. Amortization of finite-lived acquired intangible assets is recognized on a straight-line basis, using the estimated useful lives of the assets of approximately two years to ten years in acquisition-related amortization expense in the condensed consolidated statements of operations.

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

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock, par value $0.01 per share (the “Common Stock”), used in the calculation of basic and diluted loss per share for the three- and six-month periods ended June 30, 2020 and 2019 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Basic weighted average number of common shares	4,033	3,813	4,018	3,665
Potential dilutive effect of stock-based awards	-	-	-	-
Diluted weighted average number of common shares	4,033	3,813	4,018	3,665

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

The Company’s Preferred Stock, on an as converted basis of 7,833,334 shares for the three- and six-months ended June 30, 2020, and the following outstanding stock-based awards and warrants, were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Options	638	394	638	394
Stock-settled stock appreciation rights (SARs)	-	2	-	2
Restricted stock	6	-	6	-
Restricted stock units (RSUs)	36	54	36	54
Warrants	1,420	1,420	1,420	1,420
	2,100	1,870	2,100	1,870

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is attributable to the acquisition of our pharma services in July 2019. The carrying value of the intangible assets acquired was $15.6 million, with goodwill of approximately $8.3 million and identifiable intangible assets of approximately $7.3 million. The goodwill balance at June 30, 2020 was $8.4 million. The net carrying value of the identifiable intangible assets from all acquisitions as of June 30, 2020 and December 31, 2019 are as follows:

		As of June 30, 2020	As of December 31, 2019
	Life	Carrying	Carrying
	(Years)	Amount	Amount

Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett's test	9	18,351	18,351
BioPharma acquisition:
Trademarks	10	1,600	1,600
Customer relationships	8	5,700	5,700

CLIA Lab	2.3	$609	$609

Total		$50,920	$50,920

Accumulated Amortization		$(19,481)	$(17,419)

Net Carrying Value		$31,439	$33,501

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

Amortization expense was approximately $1.0 million and $0.8 million for the three-month periods ended June 30, 2020 and 2019, respectively, and approximately $2.1 million and $1.6 million for the six-month periods ended June 30, 2020 and 2019, respectively. Estimated amortization expense for the next five years is as follows:

2020	2021	2022	2023	2024

$4,124	$4,760	$3,859	$3,859	$3,149

The following table displays a roll forward of the carrying amount of goodwill from December 31, 2019 to June 30, 2020:

Carrying
Amount
Balance as of December 31, 2019	$8,433
Adjustments	-
Balance as of June 30, 2020	$8,433

6.	FAIR VALUE MEASUREMENTS

Cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their relative short-term nature. The Company’s financial liabilities reflected at fair value in the condensed consolidated financial statements include contingent consideration and warrant liability. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based upon observable inputs used in the valuation techniques, the Company is required to provide information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values into three broad levels as follows:

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

INTERPACE BIOSCIENCES, INC.

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

	As of June 30, 2020		Fair Value Measurements
	Carrying	Fair	As of June 30, 2020
	Amount	Value	Level 1	Level 2	Level 3
Liabilities:			(unaudited)
Contingent consideration:
Asuragen (1)	$2,861	$2,861	$-	$-	$2,861
Other long-term liabilities:
Warrant liability (2)	33	33	-	-	33
	$2,894	$2,894	$-	$-	$2,894

	As of December 31, 2019		Fair Value Measurements
	Carrying	Fair	As of December 31, 2019
	Amount	Value	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration:
Asuragen (1)	$2,893	$2,893	$-	$-	$2,893
Other long-term liabilities:
Warrant liability (2)	82	82	-	-	82
	$2,975	$2,975	$-	$-	$2,975

(1)(2) See Note 9, Accrued Expenses and Long-Term Liabilities

In connection with the acquisition of certain assets from Asuragen, Inc., the Company recorded contingent consideration related to contingent payments and other revenue-based payments. The Company determined the fair value of the contingent consideration based on a probability-weighted income approach derived from revenue estimates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.

A roll forward of the carrying value of the Contingent Consideration Liability and the Underwriters’ Warrants to June 30, 2020 is as follows:

Certain of the Company’s non-financial assets, such as other intangible assets and goodwill, are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

				Cancellation	Adjustment
				of Obligation/	to Fair Value/
	December 31, 2019	Payments	Accretion	Conversions Exercises	Mark to Market	June 30, 2020
	(unaudited)
Asuragen	$2,893	$(308)	$276	$-	$-	$2,861

Underwriters Warrants	82	-	-	-	(49)	33
	$2,975	$(308)	$276	$-	$(49)	$2,894

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

7.	LEASES

Finance lease assets are included in fixed assets, net of accumulated depreciation.

The table below presents the lease-related assets and liabilities recorded in the Condensed Consolidated Balance Sheet:

	Classification on the Balance Sheet	June 30, 2020
		(unaudited)
Assets
Financing lease assets	Property and equipment, net	$528
Operating lease assets	Operating lease right of use assets	5,172
Total lease assets		$5,700

Liabilities
Current
Financing lease liabilities	Other accrued expenses	$150
Operating lease liabilities	Other accrued expenses	1,171
Total current lease liabilities		$1,321
Noncurrent
Financing lease liabilities	Other long-term liabilities	57
Operating lease liabilities	Operating lease liabilities, net of current portion	3,940
Total long-term lease liabilities		3,997
Total lease liabilities		$5,318

The weighted average remaining lease term for the Company’s operating leases was 7.1 years as of June 30, 2020 and the weighted average discount rate for those leases was 6.0%. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.” With respect to the Rutherford lease, in March 2020 the Company delivered a notice of early termination which would terminate the lease in March 2021.

In June 2020, the Company entered into an amendment of its North Carolina lease extending it for an additional ten years, commencing on June 1, 2020 and continuing until May 31, 2030. The minimum rent per rentable square foot pursuant to the amendment is $14.10 from June 1, 2020 to May 31, 2021, with annual increases of 3%. Pursuant to the amendment, the Company has two options to extend the term for a period of five years each. Also pursuant to the amendment, the Company has the irrevocable right to terminate the lease on November 30, 2025, as well as on November 30, 2027.

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

The table below reconciles the cash flows to the lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2020:

	Operating Leases	Financing Leases
2020	991	98
2021	1,235	120
2022	1,028	13
2023	629	-
2024-2030	2,717
Total minimum lease payments	6,600	231
Less: amount of lease payments representing effects of discounting	1,489	24
Present value of future minimum lease payments	5,111	207
Less: current obligations under leases	1,171	150
Long-term lease obligations	$3,940	$57

As of June 30, 2020, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year were as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$6,600	$991	$2,263	$1,020	$2,326
Total	$6,600	$991	$2,263	$1,020	$2,326

8.	COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. In addition to the estimated loss, the recorded liability includes probable and estimable legal costs associated with the claim or potential claim. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. There is no pending litigation involving the Company at this time.

Due to the nature of the businesses in which the Company is engaged, it is subject to certain risks. Such risks include, among others, risk of liability for personal injury or death to persons using products that the Company promotes or commercializes. There can be no assurance that substantial claims or liabilities will not arise in the future due to the nature of the Company’s business activities and recent increases in litigation related to healthcare products. There is also the risk of employment related litigation and other litigation in the ordinary course of business.

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

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

9.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

Other accrued expenses consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(unaudited)
Accrued royalties	$2,237	$1,934
Contingent consideration	654	502
Medicare payment advance	2,066	-
Operating lease liability	1,171	1,321
Financing lease liability	150	184
Deferred revenue	209	457
Payable to CGI	-	888
Accrued sales and marketing - diagnostics	103	197
Accrued lab costs - diagnostics	125	163
Accrued professional fees	1,196	1,399
Taxes payable	311	403
Unclaimed property	565	565
All others	950	1,366
Total other accrued expenses	$9,737	$9,379

Long-term liabilities consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(unaudited)
Warrant liability	$33	$82
Uncertain tax positions	4,210	4,081
Deferred revenue	239	269
Other	75	141
Total other long-term liabilities	$4,557	$4,573

10.	STOCK-BASED COMPENSATION

Historically, stock options have been granted with an exercise price equal to the market value of the common stock on the date of grant, expire 10 years from the date they are granted, and generally vest over a one to three-year period for employees and members of the Board. Upon exercise, new shares will be issued by the Company. The restricted shares and restricted stock units (“RSUs”) granted to Board members and employees generally have a three-year graded vesting period and are subject to accelerated vesting and forfeiture under certain circumstances. In the second quarter of 2020, the Company issued performance-based options, which requires the Company to assess the likelihood of achieving certain performance milestones on a quarterly basis; approximately $0.3 million in stock compensation expense is expected to be incurred over the amortization period for these options.

The following table provides the weighted average assumptions used in determining the fair value of the stock option awards granted during the six month periods ended June 30, 2020 and 2019.

	June 30, 2020	June 30, 2019
	(unaudited)
Risk-free interest rate	1.20%	2.51%
Expected life	5.9 years	6.0 years
Expected volatility	124.16%	127.81%
Dividend yield	-	-

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

The Company recognized approximately $0.4 million and $0.5 million of stock-based compensation expense during the three-month periods ended June 30, 2020 and 2019, respectively, and approximately $0.8 million and $1.0 million for the six-month periods ended June 30, 2020 and 2019, respectively.

11.	INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on loss from continuing operations and the effective tax rate for the three- and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)

Provision for income tax	$13	$5	$28	$10
Effective income tax rate	0.2%	0.1%	0.2%	0.1%

Income tax expense for both the three- and six-month periods ended June 30, 2020 and 2019 was primarily due to minimum state and local taxes.

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

12.	SEGMENT INFORMATION

We operate under one segment which is the business of developing and selling clinical and pharma services.

13.	DISCONTINUED OPERATIONS

The components of liabilities classified as discontinued operations consist of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(unaudited)

Accrued liabilities	766	766
Current liabilities from discontinued operations	766	766
Total liabilities	$766	$766

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

14.	REVOLVING LINE OF CREDIT

On November 13, 2018, the Company, Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC entered into the SVB Loan Agreement, which provides for up to $4.0 million of debt financing consisting of a term loan of up to $850,000 and a Revolving Line of Credit based on its outstanding accounts receivable of up to $3.75 million. The ability to use the term loan portion of the SVB Loan Agreement expired in 2019.

Borrowings under the Revolving Line of Credit are typically the lower of: (i) $3.75 million or (ii) 80% of the Company’s eligible accounts receivable (as adjusted by SVB). Revolving Line of Credit outstanding amounts incur interest at a rate per annum equal to the Wall Street Journal Prime Rate plus 0.5%. The Company is also required to pay an unused Revolving Line of Credit facility fee monthly in arrears in an amount equal to 0.35% per annum of the average unused but available portion of the Revolving Line of Credit. The Revolving Line of Credit has a maturity date three years from the effective date, or November 13, 2021. As of June 30, 2020, the outstanding balance on the revolving Line of Credit was $3.4 million.

As of July 31, 2020, the Company was in violation of a quick ratio financial covenant under the SVB Loan Agreement. Additionally, due to the untimely filing of this Report with the SEC subsequent to the filing deadline, the Company was in violation of the SVB Loan Agreement. While the Company has received a waiver of default from SVB and is in compliance with the terms of the SVB Loan Agreement as of the date of this Report, we currently do not have the ability to drawn down on the Revolving Line of Credit.

The Company however expects to reinstate the Revolving Line of Credit in the near term, and is in negotiations with SVB to expand the borrowing base from $4.0 million to $8.0 million. The expansion of the Revolving Line of Credit, however, also requires approval of the holders of the Company’s Series B convertible preferred stock and the Company cannot provide assurance that such expansion or approval will be successful.

During September 2020, the Company paid down the outstanding Revolving Line of Credit balance in full. Additionally during September 2020, the Company transferred $0.35 million into a restricted cash money market account with SVB to serve as collateral for the Company’s letters of credit supporting two of its facilities. Prior to September 2020, the collateral for the letters of credit was accounted for as a reduction in availability under the Revolving Line of Credit.

15.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table represents cash flows used in the Company’s discontinued operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019
	(unaudited)
Net cash used in operating activities of discontinued operations	$-	$(30)

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

Supplemental Disclosures of Non Cash Activities

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
	(unaudited)
Operating
Adoption of ASC 842 - right of use asset	$-	$2,190
Adoption of ASC 842 - operating lease liability	$-	$(2,312)
Prepaid stock grants issued to vendors	$-	$73
Taxes accrued for repurchase of restricted shares	$49	$-
Investing
Accrued Financing costs	$314	$-
Preferred Stock Deemed Dividend	$3,033	$-

16.	EQUITY

Preferred Stock Issuance

Securities Purchase and Exchange Agreement

On January 10, 2020, the Company entered into a Securities Purchase and Exchange Agreement (the “Securities Purchase and Exchange Agreement”) with 1315 Capital and Ampersand 2018 Limited Partnership (“Ampersand” and, together with 1315 Capital, the “Investors”) pursuant to which the Company agreed to sell to the Investors an aggregate of $20.0 million in Series B convertible preferred stock of the Company, par value $0.01 per share (the “Series B Preferred Stock”), at an issuance price per share of $1,000. Pursuant to the Securities Purchase and Exchange Agreement, 1315 Capital agreed to purchase 19,000 shares of Series B Preferred Stock at an aggregate purchase price of $19.0 million and Ampersand agreed to purchase 1,000 shares of Series B Preferred Stock at an aggregate purchase price of $1.0 million.

In addition, the Company agreed to exchange $27.0 million of the Company’s existing Series A convertible preferred stock, par value $0.01 per share, held by Ampersand (the “Series A Preferred Stock”), represented by 270 shares of Series A Preferred Stock with a stated value of $100,000 per share, which represents all of the Company’s issued and outstanding Series A Preferred Stock, for 27,000 newly issued shares of Series B Preferred Stock (such shares of Series B Preferred Stock, the “Exchange Shares” and such transaction, the “Exchange”). Following the Exchange, no shares of Series A Preferred Stock remained designated, authorized, issued or outstanding. The Series B Preferred Stock has a conversion price of $6.00 as compared to a conversion price of $8.00 on the Series A Preferred Stock, but did not include certain rights applicable to the Series A Preferred Stock, including a six-percent (6%) dividend and a conversion price adjustment for any failure by the Company to achieve a revenue target of $34.0 million in 2020 related to its clinical services or a weighted-average anti-dilution adjustment. Under the terms of the Securities Purchase and Exchange Agreement, Ampersand also agreed to waive all dividends and weighted-average anti-dilution adjustments accrued to date on the Series A Preferred Stock.

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

A convertible financial instrument includes a beneficial conversion feature if its conversion price is lower than the Company’s stock price at the commitment date. The Company determined that the sale of the Series B Preferred resulted in a beneficial conversion feature with an intrinsic value of $2.2 million, which the Company recorded as a reduction to additional paid-in capital upon the sale of the Series B Preferred stock. The Company calculated the intrinsic value of the beneficial conversion feature as the difference between the estimated fair value of the common stock on January 15, 2020 of $6.79 per share and the effective conversion price per share of $6.00 multiplied by the number of shares of common stock issuable upon conversion. The Company fully amortized the beneficial conversion feature during the three months ended March 31, 2020 in accordance with GAAP. The beneficial conversion feature resulted in an increase in the loss attributable to common shareholders for the three months ended March 31, 2020 in the Condensed Consolidated Statement of Operations, as it represented a deemed dividend to the preferred shareholders.

In April 2020, the Company entered into support agreements with each of the Series B Investors, pursuant to which Ampersand and 1315 Capital, respectively, consented to, and agreed to vote (by proxy or otherwise), all shares of Series B Preferred Stock registered in its name or beneficially owned by it and/or over which it exercises voting control as of the date of the Support Agreement and any other shares of Series B Preferred Stock legally or beneficially held or acquired by such Series B Investor after the date of the Support Agreement or over which it exercises voting control, in favor of any Fundamental Action desired to be taken by the Company as determined by the Board. For purposes of each Support Agreement, “Fundamental Action” means any action proposed to be taken by the Company and set forth in Section 4(d)(i), 4(d)(ii), 4(d)(v), 4(d)(vi), 4(d)(viii) or 4(d)(ix) of the Certificate of Designation of Series B Preferred Stock or Section 8.5.1.1, 8.5.1.2, 8.5.1.5, 8.5.1.6, 8.5.1.8 or 8.5.1.9 of the Amended and Restated Investor Rights Agreement. See Note 19, Subsequent Events for a discussion of the termination of the support agreement with Ampersand.

ATM program

On September 20, 2019, the Company entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc., as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its Common Stock, at an aggregate offering price of up to $4.8 million (the “Shares”) through the Agent. Under the terms of the Equity Distribution Agreement, the Agent may sell the Shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended.

Subject to the terms and conditions of the Equity Distribution Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares and may, at any time, suspend sales under the Equity Distribution Agreement or terminate the Equity Distribution Agreement in accordance with its terms. The Company has provided the Agent with customary indemnification rights, and the Agent will be entitled to a fixed commission of 3.0% of the aggregate gross proceeds from the Shares sold. The Equity Distribution Agreement contains customary representations and warranties and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. As of June 30, 2020, approximately 178,000 shares have been sold for net proceeds to the Company of approximately $0.7 million.

As a result of the January 10, 2020 Securities Purchase and Exchange Agreement, additional Shares may no longer be sold under the ATM arrangement without a majority approval by the holders of the Series B Preferred Stock in accordance with the Amended and Restated Investor Rights Agreement entered into on that date. In addition, if our common stock is delisted by Nasdaq due to our failure to meet minimum stockholders’ equity requirements, we may no longer be eligible to sell under the Agreement as well. See Note 19, Subsequent Events.

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

17.	WARRANTS

Warrants outstanding and warrant activity for the three- and six-months ended June 30, 2020 are as follows:

Description	Classification	Exercise Price	Expiration Date	Warrants Issued	Warrants Exercised	Warrants Cancelled/ Expired	Balance December 31, 2019	Balance June 30, 2020

Private Placement Warrants, issued January 25, 2017	Equity	$46.90	June 2022	85,500	-	-	85,500	85,500
RedPath Warrants, issued March 22, 2017	Equity	$46.90	September 2022	10,000	-	-	10,000	10,000
Underwriters Warrants, issued June 21, 2017	Liability	$13.20	December 2022	57,500	-	(4,000)	53,500	53,500
Base & Overallotment Warrants, issued June 21, 2017	Equity	$12.50	June 2022	1,437,500	(567,286)	-	870,214	870,214
Vendor Warrants, issued August 6, 2017	Equity	$12.50	August 2020	15,000	-	-	15,000	15,000
Warrants issued October 12, 2017	Equity	$18.00	April 2022	320,000	-	-	320,000	320,000
Underwriters Warrants, issued January 25, 2019	Equity	$9.40	January 2022	65,434	-	-	65,434	65,434

				1,990,934	(567,286)	(4,000)	1,419,648	1,419,648

18.	RECENT ACCOUNTING PRONOUNCEMENTS

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

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

19.	SUBSEQUENT EVENTS

Audit Committee Investigation

In July 2020, the Company received letters from employees, one of whom has left the Company’s employ, concerning certain employment and billing and compliance matters. In response, the Company informed its Audit Committee and Regulatory Compliance Committee as well as its independent registered public accounting firm. The Audit Committee commenced an investigation of these matters with the assistance of independent counsel and advisors thereto. The Audit Committee concluded that the allegations were not substantiated and that there was no evidence of any illegal acts.

Untimely SEC Filing and Nasdaq Notification

On August 14, 2020 the Company filed Form 12b-25 with the SEC, which stated that the Company was unable to file timely its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 due to the investigation being conducted by the Company’s Audit Committee discussed in the preceding paragraph. The Audit Committee was unable to conclude their investigation by the SEC filing deadline. On August 18, 2020, the Company was notified by Nasdaq that it is in non-compliance with Listing Rule 5250(c)(1), which requires the timely filing of periodic financial statements. The Company was provided 60 days to submit its plan to show compliance with the filing requirement. Upon the filing of this Form 10-Q with the SEC, the Company believes it will have remedied the Nasdaq non-compliance issue due to the untimely filing.

Nasdaq Minimum Stockholders’ Equity Requirement

As of June 30, 2020, the Company was not in compliance with the Nasdaq Listing Rule 5550(b)(1), which requires the minimum stockholders’ equity required for continued listing to be in excess of $2.5 million. While the Company notified Nasdaq in advance that it would not be in compliance upon filing of this Report, the Company anticipates that it will receive a letter from Nasdaq notifying it of the failure to meet this listing requirement shortly after the filing of this Report. The Company is currently working on developing a plan to remedy this Nasdaq continued listing requirement.

Revolving Line of Credit

As of July 31, 2020, the Company was in violation of a financial covenant under the SVB Loan Agreement. Additionally, due to the untimely filing of this Report with the SEC subsequent to the filing deadline, the Company was in violation of the SVB Loan Agreement. While the Company has received a waiver of default from SVB and is in compliance with the terms of the SVB Loan Agreement as of the date of this Report, we currently do not have the ability to drawn down on the Revolving Line of Credit.

As of June 30, 2020, the outstanding balance on the SVB Revolving Line of Credit was $3.4 million. During September 2020, the Company paid down the outstanding Revolving Line of Credit balance in full. Additionally during September 2020, the Company transferred $0.35 million into a restricted cash money market account with SVB to serve as collateral for the Company’s letters of credit supporting two of its facilities. Prior to September 2020, the collateral for the letters of credit was accounted for as a reduction in the availability under the Revolving Line of Credit.

Ampersand Support Agreement Termination

In April 2020, the Company entered into a support agreement with Ampersand pursuant to which Ampersand agreed to vote the shares of the Company owned by it in favor of certain fundamental actions, as determined by the Company’s Board of Directors, primarily with respect to our potential application for a U.S. Small Business Administration Paycheck Protection Program of 2020 loan (“PPP Loan”). As the Company subsequently determined that it would not apply for a PPP Loan, the support agreement between the Company and Ampersand was terminated by mutual agreement on July 9, 2020. The support agreement entered into with 1315 Capital remains in effect.

INTERPACE BIOSCIENCES, INC

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. Statements that are not historical facts, including statements about our plans, objectives, beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “intends,” “projects,” “should,” “could,” “may,” “will” or similar words and expressions. These forward-looking statements are contained throughout this Form 10-Q.

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	material adverse impact of Coronavirus (COVID-19) pandemic due to the slowdown in demand for our clinical services and pharma services, a reduction in samples received and testing volume and delayed third party collections and other factors;

●	the substantial doubt about our ability to continue as a going concern due to our history of operating losses and other liquidity factors, and the potential impact of being in default on our debt and other agreements;

●	the limited revenue generated by our clinical services and pharma services;

●	we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability;

●

our limited operating history, the limited revenue generated from our business thus far and our fluctuating quarterly and annual revenue and operating results, including as a result of how we recognize revenue;

●	our ability to timely file our SEC reports the failure of which could result in a delisting from Nasdaq, a breach of our SVB Loan Agreement, and loss of eligibility for certain registration statements and exemptions for resales;

●	the failure to meet Nasdaq minimum stockholders’ equity requirement as of June 30, 2020 that we anticipate will shortly result in a letter from Nasdaq notifying us of the failure to meet this listing requirement and commencing procedures to potentially delist our common stock from Nasdaq, which delisting (if effected) could lead to a possible reduced stock price, potentially causing difficulty raising additional capital or debt, and also resulting in the loss of exemptions from various state securities laws;

●	we generally depend on sales and reimbursements from our clinical services for more than 50% of our revenue; the ability to continue to generate sufficient revenue from these and other products and/or solutions that we develop in the future is important for the company’s ability to meet its financial and other targets;

●	we rely on third parties to process and transmit claims to payers for our clinical services, and any delay, data loss, or other disruption in processing or transmitting could have an adverse effect on our revenue and financial condition;

●	our ability to utilize our commercial and operating experience to sell our clinical and pharma services;

●	our ability to compete successfully in the markets that our clinical services and pharma services operate in;

INTERPACE BIOSCIENCES, INC

●	our ability to obtain, retain and increase sufficient levels of third-party reimbursement for our clinical services tests in a changing and challenging reimbursement environment, including our current dependence on a concentrated number of third-party payers, the lack of timeliness of their payments and the potential failure of such payments to ever occur;

●	our billing practices and those of our third-party billing providers that can impact our ability to effectively bill and collect on claims for the sale of our clinical tests;

●	our revenue recognition is based, in part, on our estimates for future collections and such estimates may prove to be incorrect;

●	a deterioration in the collectability of our accounts receivable could have a material adverse effect on our business, financial condition and results of operations;

●	the inability to finance our business on acceptable terms in the future may limit the ability to grow our business, develop and commercialize products and services, develop and commercialize new molecular clinical service solutions and technologies and expand our pharma services offerings;

●	our ability to comply with the SVB Loan Agreement financial covenants, other outstanding debt obligations, as well as our ability to utilize and borrow under the line, expand our working capital borrowing base to provide sufficient working capital financing during growth periods as well as our ability to get approval of our private equity investors in order to expand our line of credit borrowing base beyond $4.5 million;

●	we have issued convertible preferred stock, and may issue additional convertible preferred stock in the future, that includes terms that may dilute our common stock;

●	the concentration of our ownership in two private equity firms and their affiliates that control, on an as-converted basis, 66% of our fully diluted outstanding shares of common stock through their holdings of Series B Convertible Preferred Stock, par value $0.01 per share (“Series B Preferred Stock”), as well as their corresponding designation rights for a majority of our directors and their right to approve certain Company actions, has resulted in these stockholders having a substantial influence on our business decisions;

●	as billing for our clinical services tests is complex, we must dedicate substantial time and resources to its invoicing process and are continuously taking measures to improve the success of our accounts receivable collection activities;

●	we depend upon a small number of payers for a significant portion of our clinical services and could experience a decline in revenue, as well as a compromise to our commercial success, should one or more of these payers stop, delay or decrease reimbursement payments;

●	if payers do not provide reimbursement, rescind or modify their reimbursement policies or delay payments for our clinical services, we could experience a decline in revenue and our commercial success could be compromised;

●	the development of new tests, products and related services and solutions typically requires a lengthy, complex and costly process and development activities could prove unsuccessful or yield uncertain results;

●

the effect of potential adverse findings, including potential laboratory shut downs, resulting from regulatory audits and inspections of our facilities, as well as our billing and payment practices, and the impact such adverse findings could have on our continuing business operations;

●	a decline in demand for our clinical services tests and/or our pharma services products;

●	the failure of our products and services to perform as forecast;

●	customer claims against us asserting inaccurate results from our clinical services tests or our pharma services products;

INTERPACE BIOSCIENCES, INC

●	our obligations to make royalty and milestone payments to our licensors;

●	our ability to obtain the data and samples that are needed to perform the clinical studies that will enable us to publish data demonstrating the clinical relevance and value of our clinical services tests, including to support sufficient levels of third-party reimbursement;

●	our dependence on third parties for the supply of some of the materials used in our clinical and pharma services tests;

●	our ability to successfully scale our operations, which could potentially result in delays in providing test results or in shortages for our tests and services;

●	our ability to develop or acquire tests, services or solutions;

●	the ability of our clinical services to enter into collaborations with highly regarded institutions;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (LDT’s), pricing of our tests and services and patient access limitations;

●	if we fail to comply with Federal, State and foreign laboratory licensing requirements, we could lose the ability to perform our tests resulting in disruptions to our business;

●	legislation reforming the U.S. healthcare system;

●	a failure to comply with Federal and State laws and regulations pertaining to our billing practices could result in our being excluded from participation in Medicare, Medicaid or other governmental payer programs and/or significant monetary fines;

●	our ability to comply with U.S. fraud and abuse laws, as well as payer regulations, could result in our being excluded from participation in Medicare, Medicaid or other governmental payer programs and/or significant monetary fines;

●	compliance with numerous statutes and regulations pertaining to our business;

●	the effect of The Eliminating Kickbacks in Recovery Act of 2018 to the extent that it could negatively impact our ability to incentivize our sales personnel;

●	our ability to realize all of the anticipated benefits of the acquisition of our pharma services or those benefits, if any, taking longer to realize than was forecasted;

●	if pharmaceutical and biotech companies, universities and contract research organizations performing clinical trials decide not to use our tests and services, we may be unable to generate sufficient revenue to sustain our pharma services;

●	if we fail to perform our pharma services in accordance with contractual and regulatory requirements, and ethical considerations, we could be subject to significant costs, legal liabilities and could experience a decline in revenue;

●	our continuing ability to effectively compete in the clinical and pharma services markets;

●	our ability to attract and retain key employees and management personnel;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our limited experience in marketing and selling our products;

INTERPACE BIOSCIENCES, INC

●	the ability of our clinical services tests to be successfully embraced by physicians and members of the medical community who have historically used traditional methods to diagnose gastrointestinal and endocrine cancers;

●	our ability to effectively compete against competitors that offer product lines that extend beyond the clinical services testing market, that have greater brand recognition and that possess greater financial resources;

●	our ability to license rights to use emerging technologies that will enhance our ability to commercialize new products and services;

●	the potential for liabilities or restraints on our business as a result of unanticipated, future litigation, as well as our potential inability to enforce legal judgments or collect monetary damages awarded in our favor;

●	the adverse impact of force majeure events, including but not limited to acts of nature, adverse weather conditions, hurricanes and floods, epidemics and pandemics upon our business and the ability of our suppliers to provide us with critical materials and services;

●	our use of hazardous materials;

●	the susceptibility of our information systems to security breaches, loss of data and other disruptions;

●	catastrophic loss of our laboratories;

●	our ability to obtain and maintain sufficient qualified laboratory space to meet the processing needs of our business, as well as our ability to pass regulatory inspections and continue to be Clinical Laboratory Improvement Amendments (“CLIA”) and the College of American Pathologists (“CAP”) certified or accredited;

●	compliance with the U.S. Foreign Corrupt Practices Act and anti-bribery laws;

●	our ability to respond to rapid scientific changes in the areas in which we operate;

●	our compliance with our license agreements and our ability to protect and defend our intellectual property rights;

●	patent infringement claims against us;

●	changes in U.S. and global patent law;

●	tax reform legislation;

●	stock dilution;

●	changes in financial accounting standards or practices;

●	exposure to international law, regulations and risk as a result of international expansion;

●	we may acquire businesses or assets or make investments in other companies or testing, service or solution technologies that could negatively impact the results of business operations, dilute our stockholders’ ownership, increase our debts and/or cause us to incur significant expenses;

●	the potential impact of existing and future contingent liabilities on our financial condition;

●	the results of any future impairment testing for intangible assets as required under U.S. generally accepted accounting principles (“GAAP”);

INTERPACE BIOSCIENCES, INC

●	our ability to maintain and implement effective internal controls over financial reporting, especially as we are consolidating operations;

●	if our information technology or communications systems fail or we experience a significant interruption in their operation, our reputation, business and results of operations could be materially and adversely affected;

●	the impact of future issuances of debt, common and preferred shares on stockholders’ interest and stock price;

●	our ability to report financial results on a timely and accurate basis;

●	our ability to manage our growth or unexpected declines;

●	uncertainty regarding the regulatory obligations related to our receipt of $650,000 funding for COVID-19 testing;

●	the potential impact of the relocation of our laboratory activities from Rutherford, NJ facility to our North Carolina facility upon ongoing customer clinical trials if revalidation is delayed with respect to the new site;

●	the impact of costs associated with expanding our laboratory capabilities in North Carolina in anticipation of the relocation of operations from Rutherford, NJ, as well as the potential for loss of customers as a result of this relocation;

●	our ability to efficiently execute and complete the planned laboratory transition from Rutherford, NJ to North Carolina on a timely basis and within our forecasted costs;

●	potential loss of personnel that are uniquely qualified to perform the breadth of specialty testing and lab applications necessary for developing customized assays in our pharma services;

●	potential legal liabilities related to our employees, contractors and other third parties asserting claims for damages arising from workplace exposure to certain infectious agents, including but not limited to the COVID-19 virus;

●	the possibility that we may have to cease laboratory operations at one or more facilities for an undefined period of time due to the contraction of COVID-19 by persons that have been in such facilities, resulting in our inability to satisfy contractual obligations, a loss of revenue and other potential legal liabilities;

●	certain payors may decline to reimburse us for services rendered and billed using new billing codes currently in use with Medicare;

●	the inability to charge and collect payment for the Company’s serology antibody ELISA test for COVID-19 or the inability to coordinate the technology with a polymerase chain reaction test;

●	the inability to raise capital in the future under the terms of our preferred stock arrangement could result in a Nasdaq market delisting and possibly in the Company seeking creditor protection pursuant to U.S. bankruptcy laws;

●	the inability by the Company to consolidate its multiple LIM’s programs into one functioning LIM’s program by year-end in the North Carolina laboratory could negatively impact the operations of our pharma services; and

●	the risk of a breach of proprietary or confidential data, regulated data, and personal information of employees, customers and others; successful breaches, employee malfeasance, or human or technological error that could result in, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service, as well as legal consequences under Federal, state and other applicable laws and regulations.

●	the risk and cost associated with whistleblower threats, interventions and lawsuits on our business and the cost of responding to such matters.

INTERPACE BIOSCIENCES, INC

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

OVERVIEW

We provide complex molecular analysis for the early diagnosis and treatment of certain cancers and supporting the development of targeted therapeutics. Though our clinical and pharma services, we offer specialized services along the therapeutic value chain from early diagnosis and prognostic planning to targeted therapeutic applications. Our clinical services enable physicians to personalize the clinical management of each patient by providing genomic information that allows them to better diagnose certain cancers and individualize patient treatments. Our proprietary molecular diagnostic tests, bioinformatics and pathology services leverage the latest personalized medicine technologies in order to improve patient diagnosis and management.

Through our pharma services, we offer an extensive suite of molecular- and biomarker-based tests and services that provide unique, customized solutions for patient stratification and treatment selection. Our tests and services include DNA- and RNA- extraction, customized assay development and trial design consultation. Our pharma services offerings also include pharmacogenomics testing, genotyping, biorepository and other specialized services to the pharmaceutical and biotechnology industries. Through collaboration with pharmaceutical, academic and technology leaders, we are investing in innovations that will advance personalized medicine by better integrating pharmacogenomics into the drug development process and clinical trial programs. Our goal is to help deliver safer, more effective drugs to market more quickly, while also improving patient care.

During fiscal 2019, in connection with the acquisition of our Pharma Services business unit, Ampersand Capital Partners, one of the leading private equity firms in the diagnostic/biopharma sector, agreed to invest $27 million in Interpace in exchange for two tranches of newly issued convertible preferred stock. This was followed in 2020 by agreements with investors, led by 1315 Capital, another sophisticated private equity investor, to invest an additional $20 million in the company. We believe that the combination of our clinical services and acquired pharma services uniquely positions us for growth and expansion in the fast-growing biopharma sector, where we can provide our unique diagnostic capabilities to a broad customer base.

Impact of COVID-19 pandemic

In an effort to safeguard our employees from the Coronavirus (COVID-19) pandemic, we are adhering to the Centers for Disease Control and Prevention’s (“CDC”) guidance and the recommendations and restrictions provided by state and local authorities. The majority of our employees who do not work in a lab setting are currently on a telecommunication work arrangement and have generally been able to successfully work remotely. Our laboratories require in-person staffing and, as of the date of this report, we have been able to continue to operate our laboratories, minimizing infection risk to staff through a combination of social distancing and what we believe to be appropriate protective equipment. There can be no assurance that key employees will not become ill or that we will able to continue to operate our laboratories. While we furloughed a number of employees during the second quarter of 2020 as a result of reductions in customer demand, the majority of these employees have returned to active employment status.

INTERPACE BIOSCIENCES, INC

The continuing impact that the COVID-19 pandemic will have on our operations, including duration, severity and scope, remains uncertain and cannot be totally predicted at this time. The spread of the coronavirus has had and will continue to have an adverse effect upon global economies and financial markets and will continue to hold the potential to materially and adversely impact our operations including the health and availability of employees that operate of our laboratories, the availability of supplies including reagents, the progress and data collection of our pharma services, and customer demand. Accordingly, we believe it is likely that the COVID-19 pandemic will continue to adversely impact our results of operations, cash flows and financial condition for the remainder of fiscal 2020 and possibly beyond.

Our fiscal 2020 first and second quarter revenues were impacted by lower than expected clinical service volume from March through June 2020, which we believe resulted from the temporary reduction in non-essential testing procedures in connection with the COVID-19 pandemic. We were able to reduce overall costs to match the lower volumes experienced by our laboratories. We will continue to monitor the actual and potential impact of the pandemic upon our operations. While we are attempting to improve operations, the future remains uncertain and we may not be able to return our volumes to pre-pandemic levels.

To optimize the operations of laboratory operations within our pharma services, we are transitioning activities from the Rutherford, NJ facility to our Morrisville, NC facility. We are investing several million dollars to facilitate this relocation, including but not limited to the transfer of personnel, expansion of the Morrisville facility and validation of transferred processes over the next several months. We believe that this investment will result in a reduction in future operating costs; however, it is not certain whether we will successfully implement the relocation or whether the transition will produce the predicted financial benefits.

All of our laboratories are currently in operation and, in our view, are appropriately staffed for current volumes. While we do not anticipate any laboratory closures at this time beyond periodic, temporary work stoppages to clean and disinfect the labs, this could change in the future based upon conditions caused by the pandemic. Further, while we have acquired additional inventories of laboratory supplies, including reagents, it is possible that we could experience supply chain shortages if the pandemic continues for a prolonged period and/or if one or more suppliers is unable to continue to provide us with inventory. For the foreseeable future, however, we do not anticipate supply chain shortages of critical supplies or delays from our third-party clinical services billing and collections company. We continue to monitor the actual and potential impact of the pandemic upon our operations and will continue to do so.

We have developed serology antibody ELISA testing for COVID-19 at our CLIA lab in Pittsburgh, PA and have launched a new product line of antibody testing for the COVID-19 virus. Validation is complete; we have acquired acceptable kits and reference samples and are now offering this test to employees and our customers. Our serological, or antibody test measures antibodies present in the blood. In response to an infection, such as COVID-19, the body develops an overall immune response to fight the infection. One component of the immune system’s response is the development of antibodies that attach to the virus and help eliminate it. Antibody tests detect the body’s immune response to the infection caused by the virus rather than detecting the virus itself. The FDA has issued guidance allowing companies to market serological tests that have been validated following notification to FDA. Validated antibody tests offered under the policy should, among other things, include language within test reports cautioning that negative results do not rule out COVID-19 infection and that follow-up testing with a molecular diagnostic should be considered to rule out infection. There is no guarantee that we will be successful in realizing revenue or benefit from these efforts.

INTERPACE BIOSCIENCES, INC

Additional Reimbursement Coverage During 2020

Reimbursement progress is key for us. We have been successful to date in expanding both the scope and amount of product reimbursement for our clinical services in 2020. Examples of our progress include:

●	In February 2020, we announced an increase in Medicare reimbursement for our ThyraMIR® test from $1,800 to $3,000, retroactive to January 1, 2020, reflecting a re-evaluation of the technical and clinical performance of the test relative to other molecular tests in the market and their respective prices.

●	In March 2020, we announced an agreement with Blue Cross Blue Shield of Massachusetts under which ThyGeNEXT® and ThyraMIR® tests are now covered in-network services for their more than 3 million members in Massachusetts and across New England.

●	In March 2020, we announced an agreement with CareFirst Blue Cross Blue Shield that makes ThyGeNEXT® and ThyraMIR® tests covered in-network services for their more than 3.3 million members in Maryland, Washington, D.C., and Northern Virginia.

●	In March 2020, we announced we had entered into a contract with Premera Blue Cross, making ThyGeNEXT® and ThyraMIR® tests covered in-network services for their more than 2 million members in Washington State and Alaska.

●	In April 2020, we executed an agreement with Avalon Healthcare Solutions (Avalon), a laboratory benefit manager representing numerous health plans. This agreement provides in-network status for our products to approximately 5.8 million lives covered by the following health plans: Blue Cross Blue Shield North Carolina, South Carolina, Kansas City and Vermont, and Capital Blue Cross of Central Pennsylvania.

●	In April 2020, we executed a contract with Blue Cross of Idaho making ThyGeNEXT® and ThyraMIR® tests covered in-network services for their more than 576,000 members.

●	In May 2020, we executed a contract with Blue Cross Blue Shield of Wyoming.

In July 2020, we announced that our peer reviewed manuscript, describing results from a seminal clinical validation study of the combination of ThyGeNEXT® and ThyraMIR®, was accepted for publication in the highly respected journal Diagnostic Cytopathology and also accepted as a podium presentation for the American Society of Cytopathology (ASC) Annual Meeting. On August 7, 2020 this publication was made available on-line.

Revenue Recognition

Clinical services derive its revenues from the performance of its proprietary assays or tests. Our performance obligation is fulfilled upon completion, review and release of test results to the customer, at which time we bill third-party payers or direct-bill payers for the tests performed. Under Accounting Standards Codification 606, revenue is recognized based upon the estimated transaction price or net realizable value (“NRV”), which is determined based on historical collection rates by each payer category for each proprietary test offered. To the extent that the transaction price includes variable consideration, for all third party and direct-bill payers and proprietary tests, we estimate the amount of variable consideration that should be included in the transaction price using the expected value method based on historical experience.

The ultimate amounts received from the third-party and direct-bill payers and related estimated reimbursement rates are regularly reviewed and we adjust the NRV’s and related contractual allowances accordingly. If actual collections and related NRV’s vary significantly from our estimates, we adjust the estimates of contractual allowances, which affects net revenue in the period such variances become known.

With respect to our pharma services, customer performance obligations are satisfied at a point in time as the Company processes samples delivered by the customer. Project level activities, including study setup and project management, are satisfied over the life of the contract. Revenues are recognized at a point in time when the test results or other deliverables are reported to the customer.

Deferred Revenue

For our pharma services, project level fee revenue is recognized as deferred revenue and recorded at fair value. It represents payments received in advance of services rendered and is recognized ratably over the life of the contract.

Cost of Revenue

Cost of revenue consists primarily of the costs associated with operating our laboratories and other costs directly related to our tests. Personnel costs, which constitute the largest portion of cost of services, include all labor-related costs, such as salaries, bonuses, fringe benefits and payroll taxes for laboratory personnel. Other direct costs include, but are not limited to, laboratory supplies, certain consulting expenses, royalty expenses, and facility expenses.

INTERPACE BIOSCIENCES, INC

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data. The trends illustrated in this table may not be indicative of future results.

Condensed Consolidated Results of Continuing Operations for the Quarter Ended June 30, 2020 Compared to the Quarter Ended June 30, 2019 (unaudited, in thousands)

	Three Months Ended June 30,
	2020	2020	2019	2019

Revenue, net	$5,446	100.0%	$6,270	100.0%
Cost of revenue	3,850	70.7%	3,031	48.3%
Gross profit	1,596	29.3%	3,239	51.7%
Operating expenses:
Sales and marketing	1,596	29.3%	2,959	47.2%
Research and development	550	10.1%	647	10.3%
General and administrative	4,107	75.4%	2,788	44.5%
Acquisition related expense	-	0.0%	1,295	20.7%
Acquisition amortization expense	1,031	18.9%	813	13.0%
Total operating expenses	7,284	133.7%	8,502	135.6%

Operating loss	(5,688)	-104.4%	(5,263)	-83.9%
Interest accretion	(167)	-3.1%	(91)	-1.5%
Other income (expense), net	438	8.0%	74	1.2%
Loss from continuing operations before tax	(5,417)	-99.5%	(5,280)	-84.2%
Provision for income taxes	13	0.2%	5	0.1%
Loss from continuing operations	(5,430)	-99.7%	(5,285)	-84.3%

Loss from discontinued operations, net of tax	(66)	-1.2%	65	1.0%

Net loss	$(5,496)	-100.9%	$(5,220)	-83.3%

Revenue, net

Consolidated revenue, net for the three months ended June 30, 2020 decreased by $0.8 million, or 13%, to $5.4 million, compared to $6.3 million for the three months ended June 30, 2019. This decrease was attributable to lower than expected clinical service volume in the second quarter, which we believe has resulted from the temporary reduction in non-essential testing procedures in connection with the COVID-19 pandemic.

Cost of revenue

Consolidated cost of revenue for the three months ended June 30, 2020 was $3.9 million, as compared to $3.0 million for the three months ended June 30, 2019. As a percentage of revenue, cost of revenue increased to 71% for the three months ended June 30, 2020 as compared to 48% in the comparable same period in 2019. This increase as a percentage of revenue can be primarily attributed to the lower margins associated with our pharma services and the reduction in revenue from clinical services. We were able to apply a portion of the HHS grant received in the second quarter (approximately $0.2 million) towards qualified second quarter expenses within cost of revenue. These expenses related to lab equipment and supplies purchased to prevent, prepare for, and respond to coronavirus, including development of coronavirus and serology tests.

INTERPACE BIOSCIENCES, INC

Gross profit

Consolidated gross profit was approximately $1.6 million for the three months ended June 30, 2020 and $3.2 million for the three months ended June 30, 2019. The gross profit percentage decreased from 52% in the second quarter of 2019 to 29% for the second quarter of 2020. This decrease can be attributed to the lower margins associated with our pharma services as mentioned above, and the reduction in net revenue from our clinical services.

Sales and marketing expense

Sales and marketing expense was $1.6 million for the three months ended June 30, 2020, or 29% as a percentage of net revenue. For the three months ended June 30, 2019, sales and marketing expense was $3.0 million, or 47% as a percentage of net revenue. The decrease in sales and marketing expense primarily reflects the slowdown of sales activity for clinical services due to the pandemic.

Research and development

Research and development expense was $0.6 million for the three months ended June 30, 2020 and $0.6 million for the three months ended June 30, 2019. As a percentage of revenue, research and development expense remained at approximately 10% for both periods.

General and administrative

General and administrative expense for the three months ended June 30, 2020 was $4.1 million as compared to $2.8 million for the three months ended June 30, 2019. The increase was primarily attributable to costs associated with the acquired pharma services business.

Acquisition related expense

During the three months ended June 30, 2019 we incurred approximately $1.3 million in expenses related to the acquisition of our pharma services in 2019. We did not incur any acquisition related expenses during the three months ended June 30, 2020.

Acquisition amortization expense

During the three months ended June 30, 2020 and June 30, 2019, we recorded amortization expense of $1.0 million and $0.8 million, respectively, which is related to intangible assets associated with prior acquisitions. The increase is related to our acquisition of our pharma services in 2019 and the associated intangible assets.

Operating loss

Operating loss from continuing operations was $5.7 million for the three months ended June 30, 2020 as compared to $5.3 million for the three months ended June 30, 2019. The operating loss for the three months ended June 30, 2019 also included $1.3 million in acquisition related expenses.

Provision for income taxes

Income tax expense was approximately $13,000 for the three months ended June 30, 2020 and $5,000 for the three months ended June 30, 2019. Income tax expense for both periods was primarily driven by minimum state and local taxes.

INTERPACE BIOSCIENCES, INC

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.06 million for the three months ended June 30, 2020 and income from discontinued operations of approximately $0.06 million for the three months ended June 30, 2019.

Condensed Consolidated Results of Continuing Operations for the Six-Months Ended June 30, 2020 Compared to the Six-Months Ended June 30, 2019 (unaudited, in thousands)

	Six Months Ended June 30,
	2020	2020	2019	2019

Revenue, net	$14,645	100.0%	$12,280	100.0%
Cost of revenue	9,963	68.0%	5,654	46.0%
Gross profit	4,682	32.0%	6,626	54.0%
Operating expenses:
Sales and marketing	4,077	27.8%	5,369	43.7%
Research and development	1,360	9.3%	1,175	9.6%
General and administrative	8,993	61.4%	5,299	43.2%
Acquisition related expense	-	0.0%	1,696	13.8%
Acquisition amortization expense	2,062	14.1%	1,626	13.2%
Total operating expenses	16,492	112.6%	15,165	123.5%

Operating loss	(11,810)	-80.6%	(8,539)	-69.5%
Interest accretion	(276)	-1.9%	(220)	-1.8%
Other income (expense), net	485	3.3%	123	1.0%
Loss from continuing operations before tax	(11,601)	-79.2%	(8,636)	-70.3%
Provision for income taxes	28	0.2%	10	0.1%
Loss from continuing operations	(11,629)	-79.4%	(8,646)	-70.4%

Loss from discontinued operations, net of tax	(130)	-0.9%	7	0.1%

Net loss	$(11,759)	-80.3%	$(8,639)	-70.4%

Revenue, net

Consolidated revenue, net for the six months ended June 30, 2020 increased by $2.4 million, or 19%, to $14.6 million, compared to $12.3 million for the six months ended June 30, 2019. This increase was principally attributable to our acquisition of our pharma services in 2019. Our six months revenue has been impacted by lower than expected clinical service volume from March through June 2020, which we believe has resulted from the temporary reduction in non-essential testing procedures in connection with the COVID-19 pandemic.

Cost of revenue

Consolidated cost of revenue for the six months ended June 30, 2020 was $10.0 million, as compared to $5.6 million for the six months ended June 30, 2019. As a percentage of revenue, cost of revenue increased to 68% for the six months ended June 30, 2020 as compared to 46% in the comparable same period in 2019. This increase as a percentage of revenue can be primarily attributed to the lower margins associated with our pharma services and the decrease in revenue within clinical services.

INTERPACE BIOSCIENCES, INC

Gross profit

Consolidated gross profit was approximately $4.7 million for the six months ended June 30, 2020 and $6.6 million for the six months ended June 30, 2019. The gross profit percentage decreased from 54% in the first six months of 2019 to 32% for the first six months of 2020. This decrease can be attributed to the lower margins associated with our pharma services, as mentioned above, and the reduction in net revenue from clinical services.

Sales and marketing expense

Sales and marketing expense was $4.1 million for the six months ended June 30, 2020, or 28% as a percentage of net revenue. For the six months ended June 30, 2019, sales and marketing expense was $5.4 million, or 44% as a percentage of net revenue. The decrease in sales and marketing expense primarily reflects the slowdown of sales activity for clinical services due to the pandemic.

Research and development

Research and development expense was $1.4 million for the six months ended June 30, 2020 and $1.2 million for the six months ended June 30, 2019. The increase was primarily attributable to costs associated with the acquired pharma services. As a percentage of revenue, research and development expense was approximately the same in both periods.

General and administrative

General and administrative expense for the six months ended June 30, 2020 was $9.0 million as compared to $5.3 million for the six months ended June 30, 2019. The increase was primarily attributable to costs associated with the acquired pharma services.

Acquisition related expense

 During the six months ended June 30, 2019 we incurred approximately $1.7 million in expenses related to the acquisition of our pharma services in 2019. We did not incur any acquisition related expenses during the three months ended June 30, 2020.

Acquisition amortization expense

During the six months ended June 30, 2020 and June 30, 2019, we recorded amortization expense of $2.1 million and $1.6 million, respectively, which is related to intangible assets associated with prior acquisitions. The increase is related to our acquisition of our pharma services in 2019 and the associated intangible assets.

Operating loss

Operating loss from continuing operations was $11.8 million for the six months ended June 30, 2020 as compared to $8.5 million for the six months ended June 30, 2019. The increase can be attributed to the operating loss associated with our pharma services as well as the reduced revenue and gross profit in our clinical services.

Provision for income taxes

Income tax expense was approximately $28,000 for the six months ended June 30, 2020 and $10,000 for the six months ended June 30, 2019. Income tax expense for both periods was primarily driven by minimum state and local taxes.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.1 million for the six months ended June 30, 2020 and we had income from discontinued operations of approximately $0.01 million for the six months ended June 30, 2019.

INTERPACE BIOSCIENCES, INC

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2020, we had an operating loss of $11.8 million. As of June 30, 2020, we had cash and cash equivalents of $15.1 million, total current assets of $26.1 million and current liabilities of $16.1 million. As of September 30, 2020 we had approximately $5.2 million of cash on hand due principally to additional losses incurred through September 2020, slower collections due to the pandemic, as well as repayment of approximately $3.4 million to SVB under our line of credit, which we are currently unable to borrow under.

During the six months ended June 30, 2020, net cash used in operating activities was $6.7 million. The main component of cash used in operating activities was our net loss of $11.8 million which was partially offset by a decrease in accounts receivable of $2.7 million. During the six months ended June 30, 2019, net cash used in operating activities was $7.8 million, all but $0.03 million of which was used in continuing operations. The main component of cash used in operating activities during the six months ended June 30, 2019 was the net loss of $8.6 million.

For the six months ended June 30, 2020, there was cash provided from financing activities of $20.4 million, $19.5 million which resulted from the issuance of Preferred Stock in January 2020, $0.4 million from sales of common stock, and $0.4 million of borrowed funds under our Revolving Line of Credit with SVB. For the six months ended June 30, 2019, there was cash provided from financing activities of $6.0 million which resulted from the issuance of common stock in our underwritten public offering completed in January 2019.

In September 2019, we entered into the Equity Distribution Agreement with Oppenheimer & Co. Inc., as sales agent (the “Agent”), pursuant to which we may, from time to time, issue and sell shares of our common stock in an aggregate offering price of up to $4.8 million through the Agent. See Note 16, Equity of the notes to the financial statements for more details. In January 2020, 80,341 shares (as adjusted for the reverse stock split) of common stock were sold for net proceeds of approximately $0.4 million. In the event our common stock is delisted by Nasdaq due to our failure to meet minimum stockholders’ equity requirements, we may no longer be eligible to sell under the Agreement as well. See Note 19, Subsequent Events.

In January 2020, we sold 20,000 preferred shares to investors, led by 1315 Capital, for net proceeds of approximately $19.5 million; see Note 16, Equity of the notes to the financial statements for more detail.

As of June 30, 2020, we received $2.1 million in advances under the Centers for Medicare & Medicaid Services (CMS) accelerated and advance payment program, as well as a $0.65 million grant from the Department of Health and Human Services (HHS). The CMS advance will be offset against future Medicare billings of the Company, and we applied the HHS grant in its entirety towards qualified second quarter expenses. These expenses related to lab equipment and supplies purchased to prevent, prepare for, and respond to coronavirus, including development of coronavirus and serology tests, as well as expenses that would have been covered by revenue lost to coronavirus during the second quarter.

During April and early May 2020, the Company made payments totaling $888,000 to CGI for funds withheld from the Excess Consideration Note to satisfy certain adjustments and indemnification obligations under the Asset Purchase Agreement.

As of July 31, 2020, the Company was in violation of a financial covenant under the SVB Loan Agreement. Additionally, due to the untimely filing of this Report with the SEC subsequent to the filing deadline, the Company was in violation of the SVB Loan Agreement and during September 2020, the Company paid down the outstanding Revolving Line of Credit balance of $3.4 million in full. Additionally during September 2020, the Company transferred $0.35 million into a restricted cash money market account with SVB to serve as collateral for the Company’s letters of credit supporting two of its facilities. Prior to September 2020, the collateral for the letters of credit was accounted for as a reduction in the availability under the Revolving Line of Credit.

While the Company has received a waiver of default from SVB and is in compliance with the terms of the SVB Loan Agreement as of the date of this Report, we currently do not have the ability to drawn down on the Revolving Line of Credit.The Company expects to reinstate the Revolving Line of Credit in the near term, and is in negotiations with SVB to expand the borrowing base from $4.0 million to $8.0 million. This expansion of the Revolving Line of Credit requires approval of the Company’s preferred shareholders and the Company cannot provide assurance that such expansion will be successful.

We do not expect to generate positive cash flows from operations for the year ending December 31, 2020 and there is no guarantee that additional capital can be raised to fund our future operations. At this time, we plan to meet our ongoing capital needs by using our available cash, proceeds under the Securities Purchase and Exchange Agreement, our Revolving Line of Credit once reinstated and additional borrowings that may become available if an agreement can be reached with SVB to amend the SVB Loan Agreement and increase the existing credit limit as a result of the additional accounts receivable acquired in July 2019 as part of our acquisition of pharma services (which requires a modification to the bank agreement and approval by both SVB and the Company’s preferred shareholders, which cannot be assured), revenue growth and margin improvement, collection of accounts receivable, and containment of costs, as well as exploring other financing options. As formerly noted, the agreement of SVB to reinstate the facility and to amend the SVB Loan Agreement cannot be assured. The Company’s planned capital expenditures over the next twelve months currently includes several million dollars to be utilized in consolidating our laboratories, which includes equipment purchases, calibration and testing costs, moving expenses and related costs, and leasehold improvements. However, in the event the Company’s common stock is delisted from Nasdaq due to its failure to meet minimum stockholders’ equity requirements, the Company’s ability to raise additional capital may be materially adversely impacted. There is no assurance we will be successful in meeting our capital requirements prior to becoming cash flow positive. These liquidity factors, among others, have raised substantial doubts about our ability to continue as a going concern

INTERPACE BIOSCIENCES, INC

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and whenever possible, seeking to ensure that billing rates reflect increases in costs due to inflation.

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

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2020.

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

INTERPACE BIOSCIENCES, INC

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable as we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

INTERPACE BIOSCIENCES, INC

Item 6. Exhibits

Exhibit No.	Description

10.1*	Support Agreement, dated April 7, 2020, by and between Ampersand 2018 Limited Partnership and Interpace Biosciences, Inc.

10.2*	Support Agreement, dated April 2, 2020, by and between 1315 Capital II, L.P. and Interpace Biosciences, Inc.

10.3*	Termination Agreement, dated July 9, 2020, by and between Ampersand 2018 Limited Partnership and Interpace Biosciences, Inc.

10.4#	Amendment to the Interpace Biosciences, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 26, 2020.

10.5	Eleventh Amendment to Lease, effective as of June 1, 2020, by and between Southport Business Park Limited Partnership and Interpace Pharma Solutions, Inc., incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on June 9, 2020.

10.6*	First Loan Modification Agreement, dated March 18, 2019, by and among Silicon Valley Bank, Interpace Diagnostics Group, Inc. (n/k/a Interpace Biosciences, Inc.), Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

+	Exhibits 32.1 and 32.2 are being furnished herewith and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference to any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

*	Filed herewith.

#	Denotes compensatory plan, compensation arrangement or management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 19, 2020	Interpace Biosciences, Inc.
(Registrant)

/s/ Jack E. Stover
Jack E. Stover
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 19, 2020	/s/ Fred Knechtel
Fred Knechtel
Chief Financial Officer
(Principal Financial Officer)

Date: October 19, 2020	/s/ Thomas Freeburg
Thomas Freeburg
Chief Accounting Officer
(Principal Accounting Officer)

