Form 10-K/A
period 2019-12-31
INTERPACE BIOSCIENCES, INC.
filed 2021-01-19
CIK 1054102

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

Explanatory Note

This Amendment No. 2 on Form 10-K/A (this Amendment) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as amended, (the “Original Filing”) and is being filed to show the impact of intangible asset amortization and impairment expense for its Barrett’s and Thyroid assets beginning in 2014. Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2019 and the quarters ended March 31, 2020 and June 30, 2020, the Company determined that amortization should have commenced upon acquisition of those assets as opposed to the Company’s previously disclosed policy of beginning asset amortization when the product was launched and generating revenue. The cumulative effect of the additional amortization expense for the periods from August 2014 to December 2019 was an increase to accumulated deficit of approximately $6.0 million to the December 31, 2019 consolidated balance sheet. This Amendment also reflects the impact of an asset impairment charge of its Barrett’s asset in the fourth quarter of 2016 of approximately $11.6 million. It has been determined that an impairment charge should have been taken of the Barrett’s asset in accordance with the requirements of Accounting Standards Codification (ASC) 360 as of December 31, 2016.

A description of these adjustments and a summary showing their effect on the restated consolidated statements of operations for the years 2014- 2017 is provided in Note 1 to the consolidated financial statements. In addition to the errors described above, the restated financial statements also include adjustments to correct certain other immaterial errors, including previously unrecorded immaterial adjustments identified in audits of prior years’ financial statements. As a result of the restatement, it was determined that the Company’s disclosure controls and procedures were not effective as of December 31, 2019, as referenced in Item 9A.

The Company is filing this report in order to amend certain information in Item 1A of Part I, Items 7 and 9A of Part II and Item 15 of Part IV; to reflect the restatement of the 2019 consolidated statements of operations and the notes to the consolidated financial statements attached hereto solely to the extent necessary to reflect the adjustments described herein; and to provide the principal executive officer and principal financial officer certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing items, no other information in the Original Filing is revised by this Amendment.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Interpace Biosciences, Inc.

Annual Report on Form 10-K

FORWARD LOOKING STATEMENT INFORMATION

This Form 10-K/A, and the documents incorporated by reference in this document, our press releases and oral statements made from time to time by us or on our behalf, may contain “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (or the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (or the “Exchange Act”). In this context, forward-looking statements are not historical facts and include statements about our plans, objectives, beliefs and expectations. Forward-looking statements include statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “seeks,” “plans,” “estimates,” “intends,” “projects,” “targets,” “should,” “could,” “may,” “will,” “can,” “can have,” “likely,” the negatives thereof or similar words and expressions. These forward-looking statements are contained throughout this Form 10-K, including, but not limited to, statements found in Part I – Item 1 – “Business” and Part II – Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Please see Part I - Item 1A – “Risk Factors” of this Form 10-K/A, as well as other documents we file with the U.S. Securities and Exchange Commission, or the SEC, from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations and from the forward-looking statements discussed herein. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of this Form 10-K/A and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

In this Form 10-K/A, references to “we,” “our,” “us,” “Interpace” and the “Company” refer to Interpace Biosciences, Inc., including consolidated subsidiaries as of December 31, 2019.

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

For the year ended December 31, 2019, we had a net loss of $26.7 million and as of December 31, 2019, we had an accumulated deficit of $185.7 million. Although we expect our revenue to grow in the future, there can be no assurance that we will achieve revenue sufficient to offset expenses. Over the next several years, we expect to (i) continue to devote resources to increase adoption of, and reimbursement for, our clinical services tests and assays and to use our bioinformatics data to develop and enhance our clinical services products and services, (ii) leverage and invest in our pharma services to expand and enhance our pharma services and (iii) develop and acquire additional products and services. However, our business may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could have a material adverse effect on our business, financial condition and results of operations, as well as cause the market price of our common stock to decline.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, if we lose our status as a “smaller reporting company,” we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 of the Sarbanes-Oxley Act, as applicable, requires us to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, like those disclosed in Item 9A of this Report, the market price of our stock could decline and we could be subject to sanctions or investigations by the Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

The TCJA reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the TCJA, we revalued deferred tax assets, net as of December 31, 2017. The tax impact of revaluation of the deferred tax assets, net was $20,509,193, which was wholly offset by a corresponding reduction in our valuation allowance of $20,509,193 resulting in a no net impact to our income tax expense.

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

We are required to evaluate the carrying value of intangibles at least annually, and between annual tests if events or circumstances warrant such a test. We review the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value measured by future discounted cash flows, as is disclosed with respect to our Barrett’s and Thyroid assets in the restatements set forth in this Report. This analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Writing down or reserving for other intangible assets or impairments would have a negative and unexpected impact on our net worth and could, among other things, affect our ability to maintain our Nasdaq listing on a longer term basis.

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

On April 18, 2019, Nasdaq notified us that that, for the previous thirty consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). On January 30, 2020, we received notice from Nasdaq stating that regained compliance with the minimum bid price requirement and that the matter was now closed. However, upon the filing of this Amendment, we will no longer be in compliance with the minimum stockholder equity requirements of Nasdaq.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls on an annual basis. If we have material weaknesses in our internal control over financial reporting, like those disclosed in Item 9A of this Amendment, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have only recently compiled the systems, processes and documentation necessary to comply with Section 404 of the Sarbanes-Oxley Act. We will need to maintain and enhance these processes and controls as we grow, and we will require additional management and staff resources to do so. Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

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

We cannot assure you that additional material weaknesses like those disclosed in Item 9A of this Amendment will not be identified in the future. Any such failure could adversely affect our ability to report financial results on a timely and accurate basis, which could have other material effects on our business, reputation, results of operations, financial condition or liquidity. Potential material weaknesses in internal controls over financial reporting or disclosure controls and procedures could also cause investors to lose confidence in our reported financial information which could have an adverse effect on the trading price of our securities.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K/A. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties and assumptions. You should review the Risk Factors section of this Form 10-K/A for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See Cautionary Note Regarding Forward-Looking Information at the beginning of this Form 10-K/A.

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

Recent Notices of Nasdaq Listing Compliance

On April 18, 2019, Nasdaq notified us that that, for the last thirty consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). On January 30, 2020, we received notice from Nasdaq stating that we were now in compliance with the minimum bid price requirement and that the matter was now closed. However, upon the filing of this Amendment, we will no longer be in compliance with the minimum stockholder equity requirements of Nasdaq.

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

	As Restated
	Years Ended December 31,
	2019	2019	2018	2018

Revenue, net	$24,220	100.0%	$21,896	100.0%
Cost of revenue	15,888	65.6%	10,197	46.6%
Gross profit	8,332	34.4%	11,699	53.4%
Operating expenses:
Sales and marketing	11,116	45.9%	8,421	38.5%
Research and development	2,810	11.6%	2,124	9.7%
General and administrative	14,363	59.3%	8,676	39.6%
Acquisition related expense	2,534	10.5%	-	0.0%
Acquisition related amortization expense	3,989	16.5%	3,589	16.4%
Change in fair value of contingent consideration	(44)	-0.2%	1,522	7.0%
Total operating expenses	34,768	143.6%	24,332	111.1%

Operating loss	(26,436)	-109.1%	(12,633)	-57.7%
Accretion expense	(440)	-1.8%	(331)	-1.5%
Other income (expense), net	196	0.8%	263	1.2%
Loss from continuing operations before tax	(26,680)	-110.2%	(12,701)	-58.0%
Benefit (provision) for income taxes	(28)	-0.1%	18	0.1%
Loss from continuing operations	(26,652)	-110.0%	(12,719)	-58.1%

(Loss) income from discontinued operations, net of tax	(88)	-0.4%	16	0.1%

Net loss	$(26,740)	-110.4%	$(12,703)	-58.0%

Revenue, net

Consolidated revenue for the year ended December 31, 2019 increased by $2.3 million, or 11%, to $24.2 million, compared to the year ended December 31, 2018. This increase was primarily attributable to $6.7 million of revenue recognized in our pharma services as well as an increase in clinical services unit volume in 2019. During the fourth quarter of 2019, we recorded an $8.7 million adjustment for accounts receivable balances, recorded as a reduction in net revenue (representing a change in estimate in accordance with ASC 606) due to third party collection issues, of which $3.5 million was related to billings in 2018 and $5.2 million related to billings in 2019.

Cost of revenue

Consolidated cost of revenue for the year ended December 31, 2019 increased by $5.7 million, or 57%, to $15.9 million, compared to the year ended December 31, 2018 primarily due to pharma services acquired in July 2019.

Gross Profit

Consolidated gross profit for the year ended December 31, 2019 decreased $3.4 million, or 29%, to $8.3 million, compared to $11.7 million for the year ended December 31, 2018. This decrease was primarily attributable to a $3.5 million revenue reduction relating to third party collections issues in connection with 2018 clinical services billings that were identified and accounted for in 2019.

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

General and administrative

General and administrative expense for the year ended December 31, 2019 was $14.4 million as compared to $8.7 million for the year ended December 31, 2018. This increase was primarily related to certain non-cash charges including $0.5 million of bad debt expense from the ASC 606 conversion and the $0.4 million reversal of a contingent claim in the prior year as well as $3.3 million of general and administrative costs associated with pharma services discussed previously. As a percentage of net revenue, general and administrative expense was 59% for the year ended December 31, 2019 as compared to 40% for the year ended December 31, 2018.

Acquisition related expense

During the year ended December 31, 2019, we incurred approximately $2.5 million in external costs related to our acquisition of pharma services on July 15, 2019.

Acquisition related amortization expense

During the years ended December 31, 2019 and December 31, 2018, we recorded amortization expense of approximately $4.0 million and $3.6 million, respectively, which is related to intangible assets associated with our acquisitions.

Change in fair value of contingent consideration

During the year ended December 31, 2019, there was a $0.04 million decrease in the contingent consideration liability. During the year ended December 31, 2018, there was a $1.5 million increase in contingent consideration liability related to an increase in estimated future royalty payments payable to Asuragen.

Operating loss

There were operating losses from continuing operations of $26.4 million and $12.6 million during the years ended December 31, 2019 and 2018, respectively. The increase in operating loss from continuing operations in the year ended December 31, 2019 was primarily attributable to the acquisition expenses and operating loss associated with the pharma services acquisition and the revenue reductions discussed above.

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

GAAP to Non-GAAP Reconciliation (Unaudited)

($ in thousands)

	As Restated
	Year Ended
	December 31,
	2019	2018

Loss from continuing operations (GAAP Basis)	$(26,652)	$(12,719)
Acquisition related expense	2,534	-
Transaction expenses	836	-
Depreciation and amortization	4,524	3,801
Stock-based compensation	1,535	2,270
Bad debt expense	499	-
Taxes	(28)	18
Accretion expense	440	331
Mark to market on warrant liability	(279)	(112)
Change in fair value of contingent consideration	(44)	1,522
Non-GAAP Adjusted EBITDA	$(16,635)	$(4,889)

Interpace Biosciences, Inc.

Annual Report on Form 10-K

LIQUIDITY AND CAPITAL RESOURCES

For the fiscal year ended December 31, 2019, we had an operating loss of $26.4 million. As of December 31, 2019, we had cash and cash equivalents of $2.3 million, total current assets of $16.5 million and current liabilities of $17.3 million. As of April 21, 2020 we have approximately $18.4 million of cash on hand. Also as of April 21, 2020, the Company has no further availability on its credit facility, but is in the process of completing an agreement with SVB to expand the credit facility from $4.0 million to $8.0 million. No assurance can be given that such an expansion agreement will be entered into.

During the year ended December 31, 2019, net cash used in operating activities was $19.0 million, all but $0.03 million of which was used in continuing operations. The main component of cash used in operating activities was our loss from continuing operations of $26.8 million. During the year ended December 31, 2018, net cash used in operating activities was $8.7 million, of which $8.3 million was used in continuing operations and $0.4 million was used in discontinued operations. The main component of cash used in operating activities during the year ended December 31, 2018 was our loss from continuing operations of $12.7 million.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the then CEO and CFO concluded at that time that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Subsequent to this evaluation and in light of the restatement of the Company’s consolidated financial statements for the years ended December 31, 2019 and 2018 relating to the amortization and the impairment of certain intangible assets referenced in Note 1, Restatement of Previously Issued Consolidated Financial Statements, the Company’s management, with the participation of the CEO and the CFO, has reevaluated the Company’s disclosure controls and procedures as of December 2020, including whether the errors identified were the result of a material weakness in the Company’s internal control over financial reporting. Based on this assessment, management has identified a material weakness in the Company’s internal control over financial reporting related to properly identifying all the events that could trigger an asset impairment. The Company did not properly amend policies and procedures associated with its valuation process for asset impairment, specifically for intangible assets, and as a result failed to develop appropriate control activities to adequately respond to the triggering events identified. As a result, the CEO and CFO concluded that the disclosure controls and procedures were not effective as of December 31, 2019 as a result of this material weakness.

Remediation Plan - The Company plans to amend its control activities designed to mitigate the significant risks identified, including updating its policies and procedures regarding the recognition of asset impairments, specifically to review the procedures identifying and considering all outside triggering events that can cause such impairments. The Company believes implementation of these processes and appropriate testing of their effectiveness will remediate this material weakness.

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

INTERPACE BIOSCIENCES, INC.

Date: January 19, 2021	/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ Thomas W. Burnell	President, Chief Executive Officer and Director	January 19, 2021
Thomas W. Burnell	(Principal Executive Officer)

/s/ Fred Knechtel	Chief Financial Officer and Treasurer	January 19, 2021
Fred Knechtel	(Principal Financial Officer)

/s/ Thomas Freeburg	Chief Accounting Officer	January 19, 2021
Thomas Freeburg	(Principal Accounting Officer)

/s/ Stephen J. Sullivan	Director	January 19, 2021
Stephen J. Sullivan

/s/ Joseph Keegan	Director	January 19, 2021
Joseph Keegan

/s/ Eric Lev	Director	January 19, 2021
Eric Lev

/s/ Robert Gorman	Chairman of the Board of Directors	January 19, 2021
Robert Gorman

/s/ Edward Chan	Director	January 19, 2021
Edward Chan

/s/ Fortunato Ron Rocca	Director	January 19, 2021
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

Restatement to Correct Previously Issued Consolidated Financial Statements

As discussed in Note 1B to the consolidated financial statements, the accompanying consolidated financial statements have been restated to correct misstatements.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2012.

Woodbridge, New Jersey

April 22, 2020, except for the effects of the restatement discussed in Note 1B to the consolidated financial statements, as to which the date is January 19, 2021.

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As Restated	As Restated
	December 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$2,321	$6,068
Accounts receivable, net	10,338	9,483
Other current assets	3,851	2,170
Total current assets	16,510	17,721
Property and equipment, net	6,814	837
Other intangible assets, net	15,849	12,538
Goodwill	8,433	-
Operating lease right of use assets	3,892	-
Other long-term assets	42	31
Total assets	$51,540	$31,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,709	$1,059
Accrued salary and bonus	2,341	1,544
Other accrued expenses	9,476	5,148
Current liabilities from discontinued operations	766	918
Total current liabilities	17,292	8,669
Contingent consideration	2,391	2,693
Operating lease liabilities, net of current portion	2,591	-
Line of credit	3,000	-
Other long-term liabilities	4,573	4,319
Total liabilities	29,847	15,681

Commitments and contingencies (Note 12)

Preferred stock, $.01 par value; 5,000,000 shares authorized, 270 shares issued and outstanding	26,172	-

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 3,932,370 and 2,876,734 shares issued, respectively; 3,920,589 and 2,869,427 shares outstanding, respectively	393	287
Additional paid-in capital	182,514	175,820
Accumulated deficit	(185,665)	(158,981)
Treasury stock, at cost (11,781 and 7,307 shares, respectively)	(1,721)	(1,680)
Total stockholders’ equity	(4,479)	15,446
Total liabilities and stockholders’ equity	$25,368	$31,127

Total liabilities, preferred stock and stockholders’ equity	$51,540	$31,127

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	As Restated
	For The Years Ended December 31,
	2019	2018

Revenue, net	$24,220	$21,896
Cost of revenue (excluding amortization of $3,989 and $3,589, respectively)	15,888	10,197
Gross profit	8,332	11,699
Operating expenses:
Sales and marketing	11,116	8,421
Research and development	2,810	2,124
General and administrative	14,363	8,676
Acquisition related expense	2,534	-
Acquisition related amortization expense	3,989	3,589
Change in fair value of contingent consideration	(44)	1,522
Total operating expenses	34,768	24,332

Operating loss	(26,436)	(12,633)
Accretion expense	(440)	(331)
Other income (expense), net	196	263
Loss from continuing operations before tax	(26,680)	(12,701)
(Benefit) provision for income taxes	(28)	18
Loss from continuing operations	(26,652)	(12,719)

Income from discontinued operations, net of tax	(88)	16

Net loss	(26,740)	(12,703)

Less dividends on preferred stock	(429)	-

Net loss attributable to common stockholders	$(27,169)	$(12,703)

Basic and diluted (loss) income per share of common stock:
From continuing operations	$(7.23)	$(4.52)
From discontinued operations	(0.02)	-
Net loss per basic and diluted share of common stock	$(7.25)	$(4.52)
Weighted average number of common shares and common share equivalents outstanding:
Basic	3,746	2,816
Diluted	3,746	2,816

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	As Restated		As Restated
	For The Year Ended		For The Year Ended
	December 31, 2019		December 31, 2018
	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	2,877	$287	2,790	$278
Common stock issued	9	1	4	1
Common stock issued through offerings	933	94	-	-
Balance at March 31	3,819	382	2,794	279
Common stock issued	10	1	33	3
Balance at June 30	3,829	383	2,827	282
Common stock issued	-	-	10	1
Common stock issued through offerings	-	-	-	-
Balance at September 30	3,829	383	2,837	283
Common stock issued	5	-	40	4
Common stock issued through market sales	98	10	-	-
Balance at December 31	3,932	393	2,877	287
Treasury stock:
Balance at January 1	7	(1,680)	6	(1,671)
Treasury stock purchased	3	(32)	1	(9)
Balance at March 31	10	(1,712)	7	(1,680)
Treasury stock purchased	-	-	-	-
Balance at June 30	10	(1,712)	7	(1,680)
Treasury stock purchased	-	-	-	-
Balance at September 30	10	(1,712)	7	(1,680)
Treasury stock purchased	2	(9)	-	-
Balance at December 31	12	(1,721)	7	(1,680)
Additional paid-in capital:
Balance at January 1		175,820		173,062
Common stock issued through offerings, net of expenses		5,868		-
Stock-based compensation expense		266		597
Balance at March 31		181,954		173,659
Common stock issued		72		282
Stock-based compensation expense		205		419
Balance at June 30		182,231		174,360
Common stock issued through offerings, net of expenses		-		144
Dividends accrued		(75)		-
Stock-based compensation expense		205		374
Balance at September 30		182,361		174,878
Common stock issued through market sales, net of expenses		218		-
Common stock issued		-		598
Dividends accrued		(354)		-
Stock-based compensation expense		289		344
Balance at December 31		182,514		175,820
Accumulated deficit:
Balance at January 1		(158,981)		(148,778)
Net loss		(3,326)		(3,277)
Adoption of ASC 606		-		2,500
Adoption of ASC 842		55		-
Balance at March 31		(162,252)		(149,555)
Net loss		(5,304)		(2,001)
Balance at June 30		(167,556)		(151,556)
Net loss		(7,446)		(3,126)
Balance at September 30		(175,002)		(154,682)
Net loss		(10,663)		(4,299)
Balance at December 31		(185,665)		(158,981)

Total stockholders’ equity		$(4,479)		$15,446

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	As Restated
	For The Years Ended December 31,
	2019	2018

Cash Flows From Operating Activities
Net loss	$(26,740)	$(12,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,524	3,801
Interest accretion	440	331
Bad debt expense	499	-
Reversal of DOJ accrual	-	(350)
Mark to market on warrants	(279)	112
Stock-based compensation	1,535	2,270
Deferred income taxes	18	-
Change in estimate on collectability of accounts receivable	3,479	-
Change in fair value of contingent consideration	(44)	1,522
Other gains and expenses, net	18	-
Other changes in operating assets and liabilities:
Increase in accounts receivable	(1,102)	(3,546)
Decrease (increase) in other current assets	129	(501)
Increase in other long-term assets	(11)	-
(Decrease) increase in accounts payable	(938)	668
Increase in accrued salaries and bonus	362	150
Decrease in accrued liabilities	(1,301)	(345)
Increase (decrease) in long-term liabilities	454	(82)
Net cash used in operating activities	(18,957)	(8,673)

Cash Flows From Investing Activity
Acquisition of Biopharma, net of cash acquired	(13,829)	-
Purchase of property and equipment	(131)	(449)
Sale of property and equipment	13	-
Net cash used in investing activity	(13,947)	(449)

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	6,478	-
Issuance of preferred stock, net of expenses	25,744	-
Payment of CGIX note and related interest	(6,024)	-
Borrowings on Line of Credit	3,000	-
Cash paid for repurchase of restricted shares	(41)	(9)
Net cash provided by (used in) financing activities	29,157	(9)

Net decrease in cash and cash equivalents	(3,747)	(9,131)
Cash and cash equivalents – beginning of year	6,068	15,199
Cash and cash equivalents – end of year	$2,321	$6,068

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

1B. Restatement of Previously Issued Consolidated Financial Statements

We have restated herein our audited consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and December 31, 2018. We have also restated impacted amounts within the accompanying footnotes to the consolidated financial statements which have been noted as such.

As a result of overall economic conditions related to the coronavirus pandemic, the impact of the coronavirus pandemic on the Company’s financial results, and the decrease in the price of the Company’s common stock noted during the third quarter of fiscal 2020, the Company performed an internal review of its long-lived assets. Due to an extended delay in the launch of the Company’s Barrett’s test, the Company believes there was a triggering event in Fiscal 2016. The Company applied the required procedures under ASC 360 and assessed the estimated future cash flows related to the Barrett’s intangible asset on an undiscounted basis. It was determined that the carrying value of the asset was in excess of the undiscounted cash flows as of December 31, 2016. As a result, the Company performed a formal valuation of the asset on a discounted basis in order to measure the related impairment. Additionally, the Company concluded that amortization of both the Barrett’s intangible asset and its Thyroid intangible assets should have begun at the point in which the asset was ready for use. The Company’s policy had been to amortize such assets upon launch of the test.

On December 7, 2020, the Company’s management conferred with the Audit Committee of the Company’s Board of Directors and concluded that (1) a non-cash impairment charge for an intangible asset of approximately $12 million should have been recorded during the Company’s 2016 fiscal year; (2) the Company should have initiated amortization of such intangible asset in fiscal 2014 and therefore each of fiscal years 2014, 2015, 2016, 2017, 2018, and 2019 and the first two quarters of fiscal 2020 require adjustment to record amortization expense; (3) the consolidated financial statements contained in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2014, 2015, 2016, 2017, 2018, and 2019, as well as the consolidated financial statements contained in the Quarterly Reports on Form 10-Q for each quarterly period within those fiscal years as well as the quarterly periods ended March 31, 2020 and June 30, 2020, should no longer be relied upon. As a result the Company is restating its consolidated financial statements for the years ended December 31, 2019 and December 31, 2018 in this Form 10-K/A.

The following tables present reconciliation from our prior periods as previously reported to the restated values for the consolidated balance sheets and the consolidated statement of operations. A description of misstatements is listed below:

a)	Amortization expense - We recorded amortization expense starting at the dates of acquisition for our Barrett’s and Thyroid intangible assets. The impact of the additional amortization charge was approximately $700 thousand in Fiscal 2014, $2.3 million in Fiscal 2015, $2.0 million in Fiscal 2016, and $340 thousand for each of Fiscal 2017, 2018 and 2019.
b)	Asset impairment - We recorded an impairment charge on our Barrett’s intangible asset of approximately $11.6 million in the fourth quarter of 2016.
c)	Adjustments - Adjustments to correct certain other immaterial errors, including previously unrecorded immaterial adjustments identified in audits of prior years’ financial statements.

	For the Year Ended December 31, 2014
	As Reported	Asset Amortization	Asset Impairment	Other	As Restated
Total Assets	$115,906	$(695)	$-	$-	$115,211

Stockholders’ Equity	20,122	(695)	-	-	19,427

Net Loss	$(16,073)	$(695)	$-	$-	$(16,768)

Earnings Per Share*	$(107.87)	$(4.66)	$-	$-	$(112.53)

	For the Year Ended December 31, 2015
	As Reported	Asset Amortization	Asset Impairment	Other	As Restated
Total Assets	$67,712	$(2,971)	$-	$-	$64,741

Stockholders’ Equity	13,038	(2,971)	-	-	10,067

Net Loss	$(11,356)	$(2,276)	$-	$-	$(13,632)

Earnings Per Share*	$(73.26)	$(14.68)	$-	$-	$(87.95)

	For the Year Ended December 31, 2016
	As Reported	Asset Amortization	Asset Impairment	Other	As Restated
Total Assets	$41,778	$(5,010)	$(11,632)	$-	$25,136

Stockholders’ Equity	6,531	(5,010)	(11,632)	-	(10,111)

Net Loss	$(8,332)	$(2,039)	$(11,632)	$-	$(22,003)

Earnings Per Share*	$(45.78)	$(11.20)	$(63.91)	$-	$(120.90)

	For the Year Ended December 31, 2017
	As Reported	Asset Amortization	Asset Impairment	Other	As Restated
Total Assets	$53,598	$(5,347)	$(11,632)	$-	$36,619

Stockholders’ Equity	39,869	(5,347)	(11,632)	-	22,890

Net Loss	$(12,216)	$(337)	$-	$-	$(12,553)

Earnings Per Share*	$(7.75)	$(0.21)	$-	$-	$(7.96)

* Adjusted for reverse stock splits since the filing of the original financial statements.

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share data)

	December 31, 2019
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$2,321	$-		$2,321
Accounts receivable, net	10,197	141	(c)	10,338
Other current assets	3,851	-		3,851
Total current assets	16,369	141		16,510
Property and equipment, net	6,814	-		6,814
Other intangible assets, net	33,501	(17,652)	(a) (b)	15,849
Goodwill	8,433	-		8,433
Operating lease right of use assets	3,892	-		3,892
Other long-term assets	42	-		42
Total assets	$69,051	$(17,511)		$51,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,812	$(103)	(c)	$4,709
Accrued salary and bonus	2,341	-	(c)	2,341
Other accrued expenses	9,379	97	(c)	9,476
Current liabilities from discontinued operations	766	-		766
Total current liabilities	17,298	(6)		17,292
Contingent consideration	2,391	-		2,391
Operating lease liabilities, net of current portion	2,591	-		2,591
Line of credit	3,000	-		3,000
Other long-term liabilities	4,573	-		4,573
Total liabilities	29,853	(6)		29,847

Preferred stock, $.01 par value; 5,000,000 shares authorized, 270 shares issued and outstanding	26,172	-		26,172

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 3,932,370 shares issued and 3,920,589 shares outstanding;	393	-		393
Additional paid-in capital	182,514	-		182,514
Accumulated deficit	(168,160)	(17,505)	(a) (b) (c)	(185,665)
Treasury stock, at cost (11,781 shares)	(1,721)	-		(1,721)
Total stockholders’ equity	13,026	(17,505)		(4,479)
Total liabilities and stockholders’ equity	$42,879	$(17,511)		$25,368

Total liabilities, preferred stock and stockholders’ equity	$69,051	$(17,511)		$51,540

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share data)

	December 31, 2018
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$6,068	$-		$6,068
Accounts receivable, net	9,483	-		9,483
Other current assets	2,170	-		2,170
Total current assets	17,721	-		17,721
Property and equipment, net	837	-		837
Other intangible assets, net	29,853	(17,315)	(a) (b)	12,538
Other long-term assets	31	-		31
Total assets	$48,442	$(17,315)		$31,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,059	$-		$1,059
Accrued salary and bonus	1,424	120	(c)	1,544
Other accrued expenses	5,091	57	(c)	5,148
Current liabilities from discontinued operations	918	-		918
Total current liabilities	8,492	177		8,669
Contingent consideration	2,693	-		2,693
Other long-term liabilities	4,319	-		4,319
Total liabilities	15,504	177		15,681

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 2,876,734 shares issued and 2,869,427 shares outstanding;	287	-		287
Additional paid-in capital	175,820	-		175,820
Accumulated deficit	(141,489)	(17,492)	(a) (b) (c)	(158,981)
Treasury stock, at cost (7,307 shares)	(1,680)	-		(1,680)
Total stockholders’ equity	32,938	(17,492)		15,446
Total liabilities and stockholders’ equity	$48,442	$(17,315)		$31,127

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

	For The Year Ended December 31, 2019
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated

Revenue, net	$24,079	$141	(c)	$24,220
Cost of revenue	15,888	-		15,888
Gross profit	8,191	141		8,332
Operating expenses:
Sales and marketing	11,116	-		11,116
Research and development	2,810	-		2,810
General and administrative	14,546	(183)	(c)	14,363
Acquisition related expense	2,534	-		2,534
Acquisition related amortization expense	3,652	337	(a)	3,989
Change in fair value of contingent consideration	(44)	-		(44)
Total operating expenses	34,614	154		34,768

Operating loss	(26,423)	(13)		(26,436)
Accretion expense	(440)	-		(440)
Other income (expense), net	196	-		196
Loss from continuing operations before tax	(26,667)	(13)		(26,680)
(Benefit) provision for income taxes	(28)	-		(28)
Loss from continuing operations	(26,639)	(13)		(26,652)

Income from discontinued operations, net of tax	(88)	-		(88)

Net loss	$(26,727)	$(13)		$(26,740)

Less dividends on preferred stock	$(429)	$-		$(429)

Net loss attributable to common stockholders	$(27,156)	$(13)		$(27,169)

Basic and diluted (loss) income per share of common stock:
From continuing operations	$(7.23)	$(0.00)		$(7.23)
From discontinued operations	(0.02)	-		(0.02)
Net loss per basic and diluted share of common stock	$(7.25)	$(0.00)		$(7.25)

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

	For The Year Ended December 31, 2018
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated

Revenue, net	$21,896	$-		$21,896
Cost of revenue	10,197	-		10,197
Gross profit	11,699	-		11,699
Operating expenses:
Sales and marketing	8,421	-		8,421
Research and development	2,124	-		2,124
General and administrative	8,499	177	(c)	8,676
Acquisition related amortization expense	3,252	337	(a)	3,589
Change in fair value of contingent consideration	1,522	-		1,522
Total operating expenses	23,818	514		24,332

Operating loss	(12,119)	(514)		(12,633)
Accretion expense	(331)	-		(331)
Other income (expense), net	263	-		263
Loss from continuing operations before tax	(12,187)	(514)		(12,701)
(Benefit) provision for income taxes	18	-		18
Loss from continuing operations	(12,205)	(514)		(12,719)

Income from discontinued operations, net of tax	16	-		16

Net loss	$(12,189)	$(514)		$(12,703)

Basic and diluted (loss) income per share of common stock:
From continuing operations	$(4.33)	$(0.19)		$(4.52)
From discontinued operations	-	-		-
Net loss per basic and diluted share of common stock	$(4.33)	$(0.19)		$(4.52)

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	As Previously Reported				As Restated
	For The Year Ended				For The Year Ended
	December 31, 2019		Restatement Amount	Restatement Reference	December 31, 2019
	Shares	Amount			Shares	Amount
Common stock:
Balance at January 1	2,877	$287	$-		2,877	$287
Common stock issued	9	1	-		9	1
Common stock issued through offerings	933	94	-		933	94
Balance at March 31	3,819	382	-		3,819	382
Common stock issued	10	1	-		10	1
Balance at June 30	3,829	383	-		3,829	383
Common stock issued	-	-	-		-	-
Common stock issued through offerings	-	-	-		-	-
Balance at September 30	3,829	383	-		3,829	383
Common stock issued	5	-	-		5	-
Common stock issued through market sales	98	10	-		98	10
Balance at December 31	3,932	393	-		3,932	393
Treasury stock:
Balance at January 1	7	(1,680)	-		7	(1,680)
Treasury stock purchased	3	(32)	-		3	(32)
Balance at March 31	10	(1,712)	-		10	(1,712)
Treasury stock purchased	-	-	-		-	-
Balance at June 30	10	(1,712)	-		10	(1,712)
Treasury stock purchased	-	-	-		-	-
Balance at September 30	10	(1,712)	-		10	(1,712)
Treasury stock purchased	2	(9)	-		2	(9)
Balance at December 31	12	(1,721)	-		12	(1,721)
Additional paid-in capital:
Balance at January 1		175,820	-			175,820
Common stock issued through offerings, net of expenses		5,868	-			5,868
Stock-based compensation expense		266	-			266
Balance at March 31		181,954	-			181,954
Common stock issued		72	-			72
Stock-based compensation expense		205	-			205
Balance at June 30		182,231	-			182,231
Common stock issued through offerings, net of expenses		-	-			-
Dividends accrued		(75)	-			(75)
Stock-based compensation expense		205	-			205
Balance at September 30		182,361	-			182,361
Common stock issued through market sales, net of expenses		218	-			218
Common stock issued		-	-			-
Dividends accrued		(354)	-			(354)
Stock-based compensation expense		289	-			289
Balance at December 31		182,514	-			182,514
Accumulated deficit:
Balance at January 1		(141,489)	(17,492)	(a) (b) (c)		(158,981)
Net loss		(3,419)	93	(a) (c)		(3,326)
Adoption of ASC 606		-	-			-
Adoption of ASC 842		55	-			55
Balance at March 31		(144,853)	(17,399)			(162,252)
Net loss		(5,220)	(84)	(a)		(5,304)
Balance at June 30		(150,073)	(17,483)			(167,556)
Net loss		(7,362)	(84)	(a)		(7,446)
Balance at September 30		(157,435)	(17,567)			(175,002)
Net loss		(10,725)	62	(a) (c)		(10,663)
Balance at December 31		(168,160)	(17,505)			(185,665)

Total stockholders’ equity		$13,026	$(17,505)			$(4,479)

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	As Previously Reported				As Restated
	For The Year Ended				For The Year Ended
	December 31, 2018		Restatement Amount	Restatement Reference	December 31, 2018
	Shares	Amount			Shares	Amount
Common stock:
Balance at January 1	2,790	$278	$-		2,790	$278
Common stock issued	4	1	-		4	1
Common stock issued through offerings	-	-	-		-	-
Balance at March 31	2,794	279	-		2,794	279
Common stock issued	33	3	-		33	3
Balance at June 30	2,827	282	-		2,827	282
Common stock issued	10	1	-		10	1
Common stock issued through offerings	-	-	-		-	-
Balance at September 30	2,837	283	-		2,837	283
Common stock issued	40	4	-		40	4
Common stock issued through market sales	-	-	-		-	-
Balance at December 31	2,877	287	-		2,877	287
Treasury stock:
Balance at January 1	6	(1,671)	-		6	(1,671)
Treasury stock purchased	1	(9)	-		1	(9)
Balance at March 31	7	(1,680)	-		7	(1,680)
Treasury stock purchased	-	-	-		-	-
Balance at June 30	7	(1,680)	-		7	(1,680)
Treasury stock purchased	-	-	-		-	-
Balance at September 30	7	(1,680)	-		7	(1,680)
Treasury stock purchased	-	-	-		-	-
Balance at December 31	7	(1,680)	-		7	(1,680)
Additional paid-in capital:
Balance at January 1		173,062	-			173,062
Common stock issued through offerings, net of expenses		-	-			-
Stock-based compensation expense		597	-			597
Balance at March 31		173,659	-			173,659
Common stock issued		282	-			282
Stock-based compensation expense		419	-			419
Balance at June 30		174,360	-			174,360
Common stock issued		144	-			144
Dividends accrued		-	-			-
Stock-based compensation expense		374	-			374
Balance at September 30		174,878	-			174,878
Common stock issued through market sales, net of expenses		-	-			-
Common stock issued		598	-			598
Dividends accrued		-	-			-
Stock-based compensation expense		344	-			344
Balance at December 31		175,820	-			175,820
Accumulated deficit:
Balance at January 1		(131,800)	(16,978)	(a) (b) (c)		(148,778)
Net loss		(3,193)	(84)	(a)		(3,277)
Adoption of ASC 606		2,500	-			2,500
Adoption of ASC 842		-	-			-
Balance at March 31		(132,493)	(17,062)			(149,555)
Net loss		(1,917)	(84)	(a)		(2,001)
Balance at June 30		(134,410)	(17,146)			(151,556)
Net loss		(3,042)	(84)	(a)		(3,126)
Balance at September 30		(137,452)	(17,230)			(154,682)
Net loss		(4,037)	(262)	(a) (c)		(4,299)
Balance at December 31		(141,489)	(17,492)			(158,981)

Total stockholders’ equity		$32,938	$(17,492)			$15,446

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For The Year Ended December 31, 2019
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated

Cash Flows From Operating Activities
Net loss	$(26,727)	$(13)	(a) (c)	$(26,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,187	337	(a)	4,524
Interest accretion	440	-		440
Bad debt expense	499	-		499
Reversal of DOJ accrual	-	-		-
Mark to market on warrants	(279)	-		(279)
Stock-based compensation	1,535	-		1,535
Deferred income taxes	18	-		18
Change in estimate on collectability of accounts receivable	3,479	-		3,479
Change in fair value of contingent consideration	(44)			(44)
Other gains and expenses, net	18	-		18
Other changes in operating assets and liabilities:
Increase in accounts receivable	(961)	(141)	(c)	(1,102)
Decrease (increase) in other current assets	129	-		129
Increase in other long-term assets	(11)	-		(11)
(Decrease) increase in accounts payable	(835)	(103)	(c)	(938)
Increase in accrued salaries and bonus	482	(120)		362
Decrease in accrued liabilities	(1,341)	40	(c)	(1,301)
Increase (decrease) in long-term liabilities	454	-		454
Net cash used in operating activities	(18,957)	-		(18,957)

Cash Flows From Investing Activity
Acquisition of Biopharma, net of cash acquired	(13,829)	-		(13,829)
Purchase of property and equipment	(131)	-		(131)
Sale of property and equipment	13	-		13
Net cash used in investing activity	(13,947)	-		(13,947)

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	6,478	-		6,478
Issuance of preferred stock, net of expenses	25,744	-		25,744
Payment of CGIX note and related interest	(6,024)	-		(6,024)
Borrowings on Line of Credit	3,000	-		3,000
Cash paid for repurchase of restricted shares	(41)	-		(41)
Net cash provided by (used in) financing activities	29,157	-		29,157

Net decrease in cash and cash equivalents	(3,747)	-		(3,747)
Cash and cash equivalents – beginning of year	6,068	-		6,068
Cash and cash equivalents – end of year	$2,321	$-		$2,321

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For The Year Ended December 31, 2018
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated

Cash Flows From Operating Activities
Net loss	$(12,189)	$(514)	(a) (c)	$(12,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,464	337	(a)	3,801
Interest accretion	331	-		331
Reversal of DOJ accrual	(350)	-		(350)
Mark to market on warrants	112	-		112
Stock-based compensation	2,270	-		2,270
Change in fair value of contingent consideration	1,522			1,522
Other changes in operating assets and liabilities:
Increase in accounts receivable	(3,546)	-		(3,546)
Increase in other current assets	(501)	-		(501)
Increase in accounts payable	668	-		668
Increase in accrued salaries and bonus	30	120	(c)	150
Decrease in accrued liabilities	(402)	57	(c)	(345)
Increase (decrease) in long-term liabilities	(82)	-		(82)
Net cash used in operating activities	(8,673)	-		(8,673)

Cash Flows From Investing Activity
Purchase of property and equipment	(449)	-		(449)
Net cash used in investing activity	(449)	-		(449)

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(9)	-		(9)
Net cash provided by (used in) financing activities	(9)	-		(9)

Net decrease in cash and cash equivalents	(9,131)	-		(9,131)
Cash and cash equivalents – beginning of year	15,199	-		15,199
Cash and cash equivalents – end of year	$6,068	$-		$6,068

The following tables represent the first, second, and third quarters for 2014-2017 that were materially impacted by the restatement as shown below.

	September 30, 2014
	As Reported	Asset Amortization	Asset Impairment	Other	As Restated
Total Assets	$62,227	$(118)	$-	$-	$62,109

Stockholders’ Equity	25,424	(118)	-	-	25,306

	Three Months Ended September 30, 2014

Net Loss	$(4,336)	$(118)	$-	$-	$(4,454)

Earnings Per Share*	$(29.10)	$(0.79)	$-	$-	$(29.89)

	March 31, 2015
	As Reported	Asset Amortization	Asset Impairment	Other	As Restated
Total Assets	$112,612	$(1,441)	$-	$-	$111,171

Stockholders’ Equity	16,624	(1,441)	-	-	15,183

	Three Months Ended March 31, 2015

Net Loss	$(3,868)	$(746)	$-	$-	$(4,614)

Earnings Per Share*	$(25.79)	$(4.97)	$-	$-	$(30.76)

	June 30, 2015
	As Reported	Asset Amortization	Asset Impairment	Other	As Restated
Total Assets	$107,573	$(1,951)	$-	$-	$105,622

Stockholders’ Equity	10,298	(1,951)	-	-	8,347

	Three Months Ended June 30, 2015

Net Loss	$(6,978)	$(510)	$-	$-	$(7,488)

Earnings Per Share*	$(45.91)	$(3.36)	$-	$-	$(49.26)

	September 30, 2015
	As Reported	Asset Amortization	Asset Impairment	Other	As Restated
Total Assets	$99,287	$(2,461)	$-	$-	$96,826

Stockholders’ Equity	5,861	(2,461)	-	-	3,400

	Three Months Ended September 30, 2015

Net Loss	$(4,895)	$(510)	$-	$-	$(5,405)

Earnings Per Share*	$(31.18)	$(3.25)	$-	$-	$(34.43)

	March 31, 2016
	As Reported	Asset Amortization	Asset Impairment	Other	As Restated
Total Assets	$56,775	$(3,480)	$-	$-	$53,295

Stockholders’ Equity	8,306	(3,480)	-	-	4,826

	Three Months Ended March 31, 2016

Net Loss	$(4,786)	$(510)	$-	$-	$(5,296)

Earnings Per Share*	$(26.89)	$(2.87)	$-	$-	$(29.75)

	June 30, 2016
	As Reported	Asset Amortization	Asset Impairment	Other	As Restated
Total Assets	$53,510	$(3,990)	$-	$-	$49,520

Stockholders’ Equity	5,993	(3,990)	-	-	2,003

	Three Months Ended June 30, 2016

Net Loss	$(2,334)	$(510)	$-	$-	$(2,844)

Earnings Per Share*	$(12.82)	$(2.80)	$-	$-	$(15.63)

	September 30, 2016
	As Reported	Asset Amortization	Asset Impairment	Other	As Restated
Total Assets	$45,964	$(4,500)	$-	$-	$41,464

Stockholders’ Equity	(1,479)	(4,500)	-	-	(5,979)

	Three Months Ended September 30, 2016

Net Loss	$(7,493)	$(510)	$-	$-	$(8,003)

Earnings Per Share*	$(41.17)	$(2.80)	$-	$-	$(43.97)

	March 31, 2017
	As Reported	Asset Amortization	Asset Impairment	Other	As Restated
Total Assets	$46,975	$(5,094)	$(11,632)	$-	$30,249

Stockholders’ Equity	24,569	(5,094)	(11,632)	-	7,843

	Three Months Ended March 31, 2017

Net Income (Loss)	$2,414	$(84)	$-	$-	$2,330

Earnings Per Share*	$5.51	$(0.19)	$-	$-	$5.32

	June 30, 2017
	As Reported	Asset Amortization	Asset Impairment	Other	As Restated
Total Assets	$53,744	$(5,178)	$(11,632)	$-	$36,934

Stockholders’ Equity	36,342	(5,178)	(11,632)	-	19,532

	Three Months Ended June 30, 2017

Net Loss	$(6,306)	$(84)	$-	$-	$(6,390)

Earnings Per Share*	$(6.53)	$(0.09)	$-	$-	$(6.61)

	September 30, 2017
	As Reported	Asset Amortization	Asset Impairment	Other	As Restated
Total Assets	$50,391	$(5,262)	$(11,632)	$-	$33,497

Stockholders’ Equity	36,378	(5,262)	(11,632)	-	19,484

	Three Months Ended September 30, 2017

Net Loss	$(3,316)	$(84)	$-	$-	$(3,400)

Earnings Per Share*	$(1.51)	$(0.04)	$-	$-	$(1.54)

* Adjusted for reverse stock splits since the filing of the original financial statements.

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

As of December 31, 2019, the Company had cash and cash equivalents of $2.3 million, net accounts receivable of $10.3 million, total current assets of $16.5 million and total current liabilities of $17.3 million. For the year ended December 31, 2019, the Company had a net loss of $26.7 million and cash used in operating activities was $19.0 million.

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

		As Restated	As Restated
		As of December 31, 2019	As of December 31, 2018
	Life	Carrying	Carrying
	(Years)	Amount	Amount

Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	6,719	6,719
BioPharma acquisition:
Trademarks	10	1,600	-
Customer relationships	8	5,700	-

CLIA Lab	2.3	$609	$609

Total		$39,288	$31,988

Accumulated Amortization		$(23,439)	$(19,450)

Net Carrying Value		$15,849	$12,538

The following table displays a roll forward of the carrying amount of goodwill from January 1, 2018 to December 31, 2019:

Carrying
Amount
Balance as of January 1, 2018	$-
Balance as of December 31, 2018	-
Goodwill acquired	8,273
Adjustments	160
Balance as of December 31, 2019	$8,433

Amortization expense was approximately $4.0 million and $3.6 million for the years ended December 31, 2019 and 2018, respectively. Estimated amortization expense for the next five years is as follows:

As Restated
2020	2021	2022	2023	2024

$4,871	$4,078	$2,156	$1,745	$873

9.	Leases

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

The table below reconciles the undiscounted cash flows to the lease liabilities recorded on the Company’s Consolidated Balance Sheet as of December 31, 2019:

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

11.	Accrued Expenses and Other Long-Term Liabilities

Other accrued expenses consisted of the following as of December 31, 2019 and 2018:

	As Restated	As Restated
	December 31, 2019	December 31, 2018
Accrued royalties	$1,934	$1,399
Indemnification liability	-	875
Contingent consideration	502	434
Operating lease liability	1,321	-
Financing lease liability	184	-
Deferred revenue	457	-
Payable to CGI	888	-
Accrued sales and marketing - diagnostics	197	-
Accrued lab costs - diagnostics	163	150
Accrued professional fees	1,399	758
Taxes payable	403	285
Unclaimed property	565	565
All others	1,463	682
Total other accrued expenses	$9,476	$5,148

Other long-term liabilities consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Warrant liability	$82	$361
Uncertain tax positions	4,081	3,838
Deferred revenue	269	-
Other	141	120
Total other long-term liabilities	$4,573	$4,319

12.	Commitments and Contingencies

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

The tax effects of significant items comprising the Company’s deferred tax assets and (liabilities) as of December 31, 2019 and 2018 are as follows:

	As Restated	As Restated
	2019	2018
Deferred tax assets:
Federal net operating loss carryforwards	$44,152	$40,158
State net operating loss carryforwards	5,687	4,541
Compensation	1,399	1,100
Allowances and reserves	457	1,007
State taxes	848	794
Credit carryforward	229	234
163(j) interest	141	-
Leases	23	-
Deferred revenue	88	89
Property, plant and equipment	-	16
	53,024	47,939
Deferred tax liability:

Intangible assets	1,112	(44)
Property, plant and equipment	(263)	-
Valuation allowance	(53,891)	(47,895)
Deferred tax liability-net valuation allowance	$(18)	$-

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

Nasdaq notification

On October 15, 2019, the Company received notice from Nasdaq indicating that the Company had until April 13, 2020 to regain compliance with the minimum bid price requirement of Nasdaq. On January 30, 2020 the Company received notice from Nasdaq stating that the Company was now in compliance with the minimum bid price requirement and that the matter was now closed. However, upon the filing of this Amendment, we will no longer be in compliance with the minimum stockholder equity requirements of Nasdaq.as amended

INTERPACE BIOSCIENCES, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

($ in thousands)

		Additions
	Balance at	(Reductions)	(1)	Balance at
	Beginning	Charged to	Deductions	end
Description	of Period	Operations	Other	of Period
2018 (As Restated)
Allowance for doubtful notes	$869	-	-	$869
Tax valuation allowance	$46,308	-	1,587	$47,895

2019 (As Restated)
Allowance for doubtful accounts	$-	-	25	$25
Allowance for doubtful notes	$869	-	-	$869
Tax valuation allowance	$47,895	-	5,996	$53,891

(1)	Includes payments and actual write offs, as well as changes in estimates in the reserves.

