Form 10-Q/A
period 2020-03-31
INTERPACE BIOSCIENCES, INC.
filed 2021-01-19
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

INTERPACE BIOSICENCES, INC.

FORM 10-Q/A FOR PERIOD ENDED MARCH 31, 2020

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

This Amendment No. 1 on Form 10-Q/A (this Amendment) amends the Company’s Report on Form 10-Q for the quarter ended March 31, 2020, as amended, (the “Original Filing”) and is being filed to show the impact in such quarter of intangible asset amortization and impairment expense for its Barrett’s and Thyroid assets which began in 2014. Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2019 and the quarters ended March 31, 2020 and June 30, 2020, the Company determined that amortization should have commenced upon acquisition of those assets as opposed to the Company’s previously disclosed policy of beginning asset amortization when the product was launched and generating revenue. The impact of the additional amortization expense for each of the quarters ended March 31, 2020 and March 31, 2019 was approximately $0.1 million. The impact of the other immaterial adjustments for the quarters ended March 31, 2020 and March 31, 2019 was $0.1 million in expense and $0.2 million in a credit to expense, respectively

A description of these adjustments and a summary showing their effect on the restated consolidated statements of operations is provided in Note 1 to the consolidated financial statements. In addition to the errors described above, the restated financial statements also include adjustments to correct certain other immaterial errors, including previously unrecorded immaterial adjustments identified in audits of prior years’ financial statements.

The Company is filing this report in order to amend certain information in Items 1, 2 and 4 of Part I to reflect the restatement of the March 31, 2020 and 2019 unaudited interim consolidated statements of operations and Notes 1,3,5 and 9 to the consolidated financial statements attached hereto solely to the extent necessary to reflect the adjustments described herein; and the principal executive officer and principal financial officer certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing items, no other information in the Original Filing is revised by this Amendment.

PART I. FINANCIAL INFORMATION

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As Restated	As Restated
	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,370	$2,321
Accounts receivable, net of allowance for doubtful accounts of $275 and $25, respectively	9,799	10,338
Other current assets	4,976	3,851
Total current assets	28,145	16,510
Property and equipment, net	6,610	6,814
Other intangible assets, net	14,734	15,849
Goodwill	8,433	8,433
Operating lease right of use assets	2,811	3,892
Other long-term assets	42	42
Total assets	$60,775	$51,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,456	$4,709
Accrued salary and bonus	1,865	2,341
Other accrued expenses	8,639	9,476
Current liabilities from discontinued operations	766	766
Total current liabilities	15,726	17,292
Contingent consideration	2,264	2,391
Operating lease liabilities, net of current portion	1,384	2,591
Line of credit	1,200	3,000
Other long-term liabilities	4,563	4,573
Total liabilities	25,137	29,847

Commitments and contingencies (Note 8)

Preferred stock, $.01 par value; 5,000,000 shares authorized, 270 Series A shares issued and outstanding	-	26,172
47,000 Series B shares issued and outstanding	46,536	-

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,055,454 and 3,932,370 shares issued, respectively; 4,043,673 and 3,920,589 shares outstanding, respectively	402	393
Additional paid-in capital	182,580	182,514
Accumulated deficit	(192,159)	(185,665)
Treasury stock, at cost (11,781 and 11,781 shares, respectively)	(1,721)	(1,721)
Total stockholders’ equity	(10,898)	(4,479)
Total liabilities and stockholders’ equity	$14,239	$25,368

Total liabilities, preferred stock and stockholders’ equity	$60,775	$51,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	As Restated
	Three Months Ended March 31,
	2020	2019

Revenue, net	$9,059	$6,010
Cost of revenue (excluding amortization of $1,115 and $897, respectively)	6,113	2,622
Gross profit	2,946	3,388
Operating expenses:
Sales and marketing	2,481	2,411
Research and development	809	528
General and administrative	4,893	2,735
Acquisition related amortization expense	1,115	897
Total operating expenses	9,298	6,571

Operating loss	(6,352)	(3,183)
Interest accretion	(109)	(129)
Other income (expense), net	47	48
Loss from continuing operations before tax	(6,414)	(3,264)
Provision for income taxes	15	5
Loss from continuing operations, net of tax	(6,429)	(3,269)

Loss from discontinued operations, net of tax	(65)	(57)

Net loss	(6,494)	(3,326)

Less adjustment for preferred stock deemed dividend	(3,033)	-

Net loss attributable to common stockholders	$(9,527)	$(3,326)

Basic and diluted loss per share of common stock:
From continuing operations	$(2.37)	$(0.93)
From discontinued operations	(0.01)	(0.01)
Net loss per basic and diluted share of common stock	$(2.38)	$(0.94)
Weighted average number of common shares and common share equivalents outstanding:
Basic	4,004	3,515
Diluted	4,004	3,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	As Restated		As Restated
	For The Three Months Ended		For The Three Months Ended
	March 31, 2020		March 31, 2019
	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	3,932	$393	2,877	$287
Common stock issued	37	1	9	1
Restricted stock issued	6	-	-	-
Common stock issued through market sales	80	8	-	-
Common stock issued through offerings	-	-	933	94
Balance at March 31	4,055	402	3,819	382
Treasury stock:
Balance at January 1	12	(1,721)	7	(1,680)
Treasury stock purchased	-	-	3	(32)
Balance at March 31	12	(1,721)	10	(1,712)
Additional paid-in capital:
Balance at January 1		182,514		175,820
Common stock issued through offerings, net of expenses		-		5,868
Extinguishment of Series A Shares		(828)		-
Beneficial Conversion Feature in connection with Series B Issuance		2,205		-
Amortization of Beneficial Conversion Feature		(2,205)		-
Common stock issued through market sales		476		-
Stock-based compensation expense		418		266
Balance at March 31		182,580		181,954
Accumulated deficit:
Balance at January 1		(185,665)		(158,981)
Net loss		(6,494)		(3,326)
Adoption of ASC 842		-		55
Balance at March 31		(192,159)		(162,252)

Total stockholders’ equity		$(10,898)		$18,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	As Restated
	For The Three Months Ended March 31,
	2020	2019

Cash Flows From Operating Activities
Net loss	$(6,494)	$(3,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,319	957
Interest accretion	109	129
Mark to market on warrants	(26)	(3)
Stock-based compensation	418	538
Bad debt expense	250	-
Other gains and expenses, net	-	18
Other changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	289	(1,738)
(Increase) decrease in other current assets	(1,125)	11
(Decrease) increase in accounts payable	(253)	93
(Decrease) increase in accrued salaries and bonus	(476)	205
(Decrease) increase in accrued liabilities	(1,149)	99
Increase in long-term liabilities	16	57
Net cash used in operating activities	(7,122)	(2,960)

Cash Flows From Investing Activity
Purchase of property and equipment	-	(12)
Sale of property and equipment	-	13
Net cash provided by investing activity	-	1

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	434	6,015
Payments on Line of Credit	(1,800)	-
Issuance of Series B preferred stock, net of expenses	19,537	-
Net cash provided by financing activities	18,171	6,015

Net increase in cash and cash equivalents	11,049	3,056
Cash and cash equivalents – beginning	2,321	6,068
Cash and cash equivalents – ending	$13,370	$9,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	OVERVIEW

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

Restatement

We have restated herein our unaudited consolidated financial statements as of March 31, 2020 for the three months ended March 31, 2020 and March 31, 2020. We have also restated impacted amounts within the accompanying footnotes to the consolidated financial statements which have been noted as such.

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

On December 7, 2020, the Company’s management conferred with the Audit Committee of the Company’s Board of Directors and concluded that (1) a non-cash impairment charge for an intangible asset of approximately $12 million should have been recorded during the Company’s 2016 fiscal year; (2) the Company should have initiated amortization of such intangible asset in fiscal 2014 and therefore each of fiscal years 2014, 2015, 2016, 2017, 2018, and 2019 and the first two quarters of fiscal 2020 require adjustment to record amortization expense; (3) the consolidated financial statements contained in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2014, 2015, 2016, 2017, 2018, and 2019, as well as the consolidated financial statements contained in the Quarterly Reports on Form 10-Q for each quarterly period within those fiscal years as well as the quarterly periods ended March 31, 2020 and June 30, 2020, should no longer be relied upon. As a result the Company is restating its consolidated financial statements for the three months ended March 31, 2020 and March 31, 2019 in this Form 10-Q/A.

The following tables present reconciliation from our prior periods as previously reported to the restated values for the consolidated balance sheets and the consolidated statement of operations. A description of misstatements is listed below:

a)

Amortization expense - We recorded amortization expense starting at the dates of acquisition for our Barrett’s and Thyroid intangible assets. The impact of the additional amortization charge was approximately $0.1 million in the quarters ended March 31, 2020 and March 31, 2019, respectively.

b)	Asset impairment - We recorded an impairment charge on our Barrett’s intangible asset of approximately $11.6 million in the fourth quarter of 2016.

c)	Adjustments - Adjustments to correct certain other immaterial errors, including previously unrecorded immaterial adjustments identified in audits of prior years’ financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share data)

	March 31, 2020
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,370	$-		$13,370
Accounts receivable, net of allowance for doubtful accounts of $275	9,799	-		9,799
Other current assets	4,976	-		4,976
Total current assets	28,145	-		28,145
Property and equipment, net	6,610			6,610
Other intangible assets, net	32,470	(17,736)	(a) (b)	14,734
Goodwill	8,433	-		8,433
Operating lease right of use assets	2,811	-		2,811
Other long-term assets	42	-		42
Total assets	$78,511	$(17,736)		$60,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,456	$-		$4,456
Accrued salary and bonus	1,865	-		1,865
Other accrued expenses	8,639	-		8,639
Current liabilities from discontinued operations	766	-		766
Total current liabilities	15,726	-		15,726
Contingent consideration	2,264	-		2,264
Operating lease liabilities, net of current portion	1,384	-		1,384
Line of credit	1,200	-		1,200
Other long-term liabilities	4,563	-		4,563
Total liabilities	25,137	-		25,137

Commitments and contingencies (Note 8)

Preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 Series B shares issued and outstanding	46,536	-		46,536

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,055,454 and 4,043,673 shares issued and outstanding, respectively;	402	-		402
Additional paid-in capital	182,580	-		182,580
Accumulated deficit	(174,423)	(17,736)	(a) (b) (c)	(192,159)
Treasury stock, at cost (11,781 shares)	(1,721)	-		(1,721)
Total stockholders’ equity	6,838	(17,736)		(10,898)
Total liabilities and stockholders’ equity	$31,975	$(17,736)		$14,239

Total liabilities, preferred stock and stockholders’ equity	$78,511	$(17,736)		$60,775

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated	As Previously Reported	Restatement Amount	Restatement Reference	As Restated

Revenue, net	$9,200	$(141)	(c)	$9,059	$6,010	$-		$6,010
Cost of revenue	6,113	-		6,113	2,622	-		2,622
Gross profit	3,087	(141)	(c)	2,946	3,388	-		3,388
Operating expenses:
Sales and marketing	2,481	-		2,481	2,411	-		2,411
Research and development	809	-		809	528	-		528
General and administrative	4,887	6	(c)	4,893	2,912	(177)	(c)	2,735
Acquisition related amortization expense	1,031	84	(a)	1,115	813	84	(a)	897
Total operating expenses	9,208	90	(a) (c)	9,298	6,664	(93)	(a) (c)	6,571

Operating loss	(6,121)	(231)	(a) (c)	(6,352)	(3,276)	93	(a) (c)	(3,183)
Interest accretion	(109)	-		(109)	(129)	-		(129)
Other income (expense), net	47	-		47	48	-		48
Loss from continuing operations before tax	(6,183)	(231)	(a) (c)	(6,414)	(3,357)	93	(a) (c)	(3,264)
Provision for income taxes	15	-		15	5	-		5
Loss from continuing operations, net of tax	(6,198)	(231)	(a) (c)	(6,429)	(3,362)	93	(a) (c)	(3,269)

Loss from discontinued operations, net of tax	(65)	-		(65)	(57)	-		(57)

Net loss	(6,263)	(231)	(a) (c)	(6,494)	(3,419)	93	(a) (c)	(3,326)

Less adjustment for preferred stock deemed dividend	(3,033)	-		(3,033)	-	-		-

Net loss attributable to common stockholders	(9,296)	(231)		(9,527)	(3,419)	93		(3,326)

Basic and diluted loss per share of common stock:
From continuing operations	$(2.31)	$(0.06)		$(2.37)	$(0.96)	$0.03		$(0.93)
From discontinued operations	(0.01)	-		(0.01)	(0.01)	-		(0.01)
Net loss per basic and diluted share of common stock	$(2.32)	$(0.06)		$(2.38)	$(0.97)	$0.03		$(0.94)
Weighted average number of common shares and common share equivalents outstanding:
Basic	4,004	4,004		4,004	3,515	3,515		3,515
Diluted	4,004	4,004		4,004	3,515	3,515		3,515

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	As Previously Reported				As Restated
	For The Three Months Ended				For The Three Months Ended
	March 31, 2020		Restatement	Restatement	March 31, 2020
	Shares	Amount	Amount	Reference	Shares	Amount
Common stock:
Balance at January 1	3,932	$393	$-		3,932	$393
Common stock issued	37	1	-		37	1
Restricted stock issued	6	-	-		6	-
Common stock issued through market sales	80	8	-		80	8
Common stock issued through offerings	-	-	-		-	-
Balance at March 31	4,055	402	-		4,055	402
Treasury stock:
Balance at January 1	12	(1,721)	-		12	(1,721)
Treasury stock purchased	-	-	-		-	-
Balance at March 31	12	(1,721)	-		12	(1,721)
Additional paid-in capital:
Balance at January 1		182,514	-			182,514
Common stock issued through offerings, net of expenses		-	-			-
Extinguishment of Series A Shares		(828)	-			(828)
Beneficial Conversion Feature in connection with Series B Issuance		2,205	-			2,205
Amortization of Beneficial Conversion Feature		(2,205)	-			(2,205)
Common stock issued through market sales		476	-			476
Stock-based compensation expense		418	-			418
Balance at March 31		182,580	-			182,580
Accumulated deficit:
Balance at January 1		(168,160)	(17,505)	(a)(b)(c)		(185,665)
Net loss		(6,263)	(231)	(a)(c)		(6,494)
Adoption of ASC 842		-	-			-
Balance at March 31		(174,423)	(17,736)			(192,159)

Total stockholders’ equity		$6,838	$(17,736)			$(10,898)

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	As Previously Reported				As Restated
	For The Three Months Ended				For The Three Months Ended
	March 31, 2019		Restatement	Restatement	March 31, 2019
	Shares	Amount	Amount	Reference	Shares	Amount
Common stock:
Balance at January 1	2,877	$287	$-		2,877	$287
Common stock issued	9	1	-		9	1
Restricted stock issued	-	-	-		-	-
Common stock issued through market sales	-	-	-		-	-
Common stock issued through offerings	933	94	-		933	94
Balance at March 31	3,819	382	-		3,819	382
Treasury stock:
Balance at January 1	7	(1,680)	-		7	(1,680)
Treasury stock purchased	3	(32)	-		3	(32)
Balance at March 31	10	(1,712)	-		10	(1,712)
Additional paid-in capital:
Balance at January 1		175,820	-			175,820
Common stock issued through offerings, net of expenses		5,868	-			5,868
Extinguishment of Series A Shares		-	-			-
Beneficial Conversion Feature in connection with Series B Issuance		-	-			-
Amortization of Beneficial Conversion Feature		-	-			-
Common stock issued through market sales		-	-			-
Stock-based compensation expense		266	-			266
Balance at March 31		181,954	-			181,954
Accumulated deficit:
Balance at January 1		(141,489)	(17,492)	(a)(b)(c)		(158,981)
Net loss		(3,419)	93	(a)(c)		(3,326)
Adoption of ASC 842		55	-			55
Balance at March 31		(144,853)	(17,399)			(162,252)

Total stockholders’ equity		$35,771	$(17,399)			$18,372

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited, in thousands)

	For The Three Months Ended March 31,
	2020			2020
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated

Cash Flows From Operating Activities
Net loss	$(6,263)	$(231)	(a)(c)	$(6,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,235	84	(a)	1,319
Interest accretion	109	-		109
Mark to market on warrants	(26)	-		(26)
Stock-based compensation	418	-		418
Bad debt expense	250	-		250
Other gains and expenses, net	-	-		-
Other changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	148	141	(c)	289
(Increase) decrease in other current assets	(1,125)	-		(1,125)
(Decrease) increase in accounts payable	(356)	103	(c)	(253)
(Decrease) increase in accrued salaries and bonus	(476)	-		(476)
(Decrease) increase in accrued liabilities	(1,052)	(97)	(c)	(1,149)
Increase in long-term liabilities	16	-		16
Net cash used in operating activities	(7,122)	-		(7,122)

Cash Flows From Investing Activity
Purchase of property and equipment	-	-		-
Sale of property and equipment	-	-		-
Net cash provided by investing activity	-	-		-

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	434	-		434
Payments on Line of Credit	(1,800)	-		(1,800)
Issuance of Series B preferred stock, net of expenses	19,537	-		19,537
Net cash provided by financing activities	18,171	-		18,171

Net increase in cash and cash equivalents	11,049	-		11,049
Cash and cash equivalents – beginning	2,321	-		2,321
Cash and cash equivalents – ending	$13,370	$-		$13,370

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited, in thousands)

	For The Three Months Ended March 31,
	2019			2019
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated

Cash Flows From Operating Activities
Net loss	$(3,419)	$93	(a)(c)	$(3,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	873	84	(a)	957
Interest accretion	129	-		129
Mark to market on warrants	(3)	-		(3)
Stock-based compensation	538	-		538
Bad debt expense	-	-		-
Other gains and expenses, net	18	-		18
Other changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,738)	-		(1,738)
(Increase) decrease in other current assets	11	-		11
(Decrease) increase in accounts payable	93	-		93
(Decrease) increase in accrued salaries and bonus	325	(120)	(c)	205
(Decrease) increase in accrued liabilities	156	(57)	(c)	99
Increase in long-term liabilities	57	-		57
Net cash used in operating activities	(2,960)	-		(2,960)

Cash Flows From Investing Activity
Purchase of property and equipment	(12)	-		(12)
Sale of property and equipment	13	-		13
Net cash provided by investing activity	1	-		1

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	6,015	-		6,015
Net cash provided by financing activities	6,015	-		6,015

Net increase in cash and cash equivalents	3,056	-		3,056
Cash and cash equivalents – beginning	6,068	-		6,068
Cash and cash equivalents – ending	$9,124	$-		$9,124

2.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes (the “Interim Financial Statements”) should be read in conjunction with the consolidated financial statements of Interpace Biosciences, Inc. (the “Company” or “Interpace”), and its wholly-owned subsidiaries, Interpace Diagnostics Lab Inc., Interpace Diagnostics Corporation, Interpace Pharma Solutions, Inc. and Interpace Diagnostics, LLC, and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on April 22, 2020 and as amended on May 29, 2020 and the date hereof (the “Form 10-K”).

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

As of March 31, 2020, the Company had cash and cash equivalents of $13.4 million, net accounts receivable of $9.8 million, total current assets of $28.1 million and total current liabilities of $15.7 million. For the three-months ended March 31, 2020, the Company had a net loss of $6.5 million and cash used in operating activities was $7.1 million.

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

Upon the filing of this Form 10Q/A, the Company’s stockholders’ equity as of March 31, 2020 was below the minimum required by Nasdaq. In the event the Company is unable to maintain its Nasdaq listing for its common stock due to a failure to meet minimum stockholder equity requirements due to the classification of its preferred stock as temporary equity and as a result of the amortization and impairment of certain intangible assets set forth herein, the Company’s ability to raise additional capital may be adversely impacted. Therefore, there is no guarantee that additional capital can be raised to fund our future operations.

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

		As Restated	As Restated
		As of March 31, 2020	As of December 31, 2019
	Life	Carrying	Carrying
	(Years)	Amount	Amount

Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	6,719	6,719
BioPharma acquisition:
Trademarks	10	1,600	1,600
Customer relationships	8	5,700	5,700

CLIA Lab	2.3	$609	$609

Total		$39,288	$39,288

Accumulated Amortization		$(24,554)	$(23,439)

Net Carrying Value		$14,734	$15,849

The following table displays a roll forward of the carrying amount of goodwill from December 31, 2019 to March 31, 2020:

Carrying
Amount
Balance as of December 31, 2019	$8,433
Adjustments	-
Balance as of March 31, 2020	$8,433

Amortization expense was approximately $1.1 million and $0.9 million for the three-month periods ended March 31, 2020 and 2019, respectively. Estimated amortization expense for the next five years is as follows:

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

9.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

Other accrued expenses consisted of the following as of March 31, 2020 and December 31, 2019:

	As Restated	As Restated
	March 31, 2020	December 31, 2019
	(unaudited)
Accrued royalties	$2,101	$1,934
Contingent consideration	602	502
Operating lease liability	1,251	1,321
Financing lease liability	160	184
Deferred revenue	354	457
Payable to CGI	888	888
Accrued sales and marketing - diagnostics	167	197
Accrued lab costs - diagnostics	104	163
Accrued professional fees	1,064	1,399
Taxes payable	327	403
Unclaimed property	565	565
All others	1,056	1,463
Total other accrued expenses	$8,639	$9,476

Long-term liabilities consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(unaudited)
Warrant liability	$55	$82
Uncertain tax positions	4,146	4,081
Deferred revenue	258	269
Other	104	141
Total other long-term liabilities	$4,563	$4,573

10.	STOCK-BASED COMPENSATION

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

●

the potential that the temporary equity classification of our preferred stock and the amortization and impairment of certain intangible assets set forth herein may trigger a Nasdaq compliance default for failure to meet minimum stockholder equity requirements which could result in a delisting of our common stock from Nasdaq leading to a possible reduced stock price; potential difficulty in raising additional capital or debt as well as loss of exemptions from various state securities laws which could hamper action plans to remediate such a Nasdaq compliance default;

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

Please see Part I – Item 1A – “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on April 22, 2020, as amended on May 29, 2020, and January 19, 2021 as well as other documents we file with the SEC from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data and have been restated to reflect the additional amortization expense and certain other adjustments. The trends illustrated in this table may not be indicative of future results.

Condensed Consolidated Results of Continuing Operations for the Quarter Ended March 31, 2020 Compared to the Quarter Ended March 31, 2019 (unaudited, in thousands)

	As Restated
	Three Months Ended March 31,
	2020	2020	2019	2019

Revenue, net	$9,059	100.0%	$6,010	100.0%
Cost of revenue	6,113	67.5%	2,622	43.6%
Gross profit	2,946	32.5%	3,388	56.4%
Operating expenses:
Sales and marketing	2,481	27.4%	2,411	40.1%
Research and development	809	8.9%	528	8.8%
General and administrative	4,893	54.0%	2,735	45.5%
Acquisition related amortization expense	1,115	12.3%	897	14.9%
Total operating expenses	9,298	102.6%	6,571	109.3%

Operating loss	(6,352)	-70.1%	(3,183)	-53.0%
Interest accretion	(109)	-1.2%	(129)	-2.1%
Other income (expense), net	47	0.5%	48	0.8%
Loss from continuing operations before tax	(6,414)	-70.8%	(3,264)	-54.3%
Provision for income taxes	15	0.2%	5	0.1%
Loss from continuing operations	(6,429)	-71.0%	(3,269)	-54.4%

Loss from discontinued operations, net of tax	(65)	-0.7%	(57)	-0.9%

Net loss	$(6,494)	-71.7%	$(3,326)	-55.3%

Revenue, net

Consolidated revenue, net for the three months ended March 31, 2020 increased by $3.0 million, or 51%, to $9.1 million, compared to $6.0 million for the three months ended March 31, 2019. This increase was principally attributable to our acquisition of our pharma services business in 2019. Our first quarter revenue was impacted by lower than expected clinical service volume throughout March 2020, which we believe has resulted from the temporary reduction in non-essential testing procedures in connection with the COVID-19 pandemic.

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

Gross profit

Consolidated gross profit was approximately $2.9 million for the three months ended March 31, 2020 and $3.4 million for the three months ended March 31, 2019. The gross profit percentage decreased from 56% in the first quarter of 2019 to 33% for the first quarter of 2020. This decrease can be attributed to the lower margins associated with pharma services mentioned above and the reduction in net revenue from clinical services.

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

General and administrative

General and administrative expense for the three months ended March 31, 2020 was $4.9 million as compared to $2.7 million for the three months ended March 31, 2019. The increase was primarily attributable to costs associated with the acquired pharma services.

Acquisition related amortization expense

During the three months ended March 31, 2020 and March 31, 2019, we recorded amortization expense of $1.1 million and $0.9 million, respectively, which is related to intangible assets associated with prior acquisitions. The increase is related to our acquisition of our pharma services in 2019 and the associated intangible assets.

Operating loss

Operating loss from continuing operations was $6.4 million for the three months ended March 31, 2020 as compared to $3.2 million for the three months ended March 31, 2019. The increase can be attributed to the operating loss associated with our pharma services as well as the reduced revenue and gross profit in our clinical services.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2020, we had an operating loss of $6.4 million. As of March 31, 2020, we had cash and cash equivalents of $13.4 million, total current assets of $28.1 million and current liabilities of $15.7 million. Currently, the Company has no further availability on its credit facility, but is in the process of completing an agreement with SVB to expand the credit facility. No assurance can be given that such an expansion agreement will be entered into.

During the three months ended March 31, 2020, net cash used in operating activities was $7.1 million. The main component of cash used in operating activities was our net loss of $6.5 million. During the three months ended March 31, 2019, net cash used in operating activities was $3.0 million, all of which was used in continuing operations. The main component of cash used in operating activities during the three months ended March 31, 2019 was the net loss of $3.4 million.

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

We do not expect to generate positive cash flows from operations for the year ending December 31, 2020. We intend to meet our ongoing capital needs by using our available cash, proceeds under the Securities Purchase and Exchange Agreement, additional borrowings under the Line of Credit as well as increasing our line of credit limit as a result of the additional accounts receivable acquired in July 2019 as part of our acquisition of pharma services (which requires a modification to the bank agreement and approval by SVB which cannot be assured, revenue growth and margin improvement, collecting accounts receivable, containing costs as well as exploring other financing options. Our planned capital expenditures over the next twelve months currently includes several million dollars to be utilized in consolidating our laboratories, which includes equipment purchases, calibration and testing costs, moving and other related costs, and leasehold improvements. Management believes that the Company has sufficient cash on hand and available to sustain operations through at least June 30, 2021. However, in the event the Company is unable to maintain its Nasdaq listing for its common stock due to a failure to meet minimum stockholder equity requirements as a result of the classification of its preferred stock as temporary equity and the amortization and impairment of certain intangible assets, the Company’s ability to raise additional capital may be adversely impacted. Therefore, there is no guarantee that additional capital can be raised to fund our future operations.

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

Subsequent to this evaluation and in light of the restatement of the Company’s condensed financial statements for the quarters ended March 31, 2020 and 2019 relating to the amortization and the impairment of certain intangible assets referenced in Note 1, Restatement of Previously Issued Consolidated Financial Statements, the Company’s management, with the participation of the CEO and the CFO, has reevaluated the Company’s disclosure controls and procedures as of March 31, 2020, including whether the errors identified were the result of a material weakness in the Company’s internal control over financial reporting. Based on this assessment, management has identified a material weakness in the Company’s internal control over financial reporting related to properly identifying all the events that could trigger an asset impairment. The Company did not properly amend policies and procedures associated with its valuation process for asset impairment, specifically for intangible assets, and as a result failed to develop appropriate control activities to adequately respond to the triggering events identified. As a result, the CEO and CFO concluded that the disclosure controls and procedures were not effective March 31, 2020 as a result of this material weakness.

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

Date: January 19, 2021	Interpace Biosciences, Inc.
(Registrant)

/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 19, 2021	/s/ Fred Knechtel
Fred Knechtel
Chief Financial Officer
(Principal Financial Officer)

Date: January 19, 2021	/s/ Thomas Freeburg
Thomas Freeburg
Chief Accounting Officer
(Principal Accounting Officer)

