Form 10-Q/A
period 2020-06-30
INTERPACE BIOSCIENCES, INC.
filed 2021-01-19
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

This Amendment No. 1 on Form 10-Q/A amends the Company’s Report on Form 10-Q for the quarter ended June 30, 2020, as amended, (the “Original Filing”) and is being filed to show the impact in such quarter of intangible asset amortization and impairment expense for its Barrett’s and Thyroid assets which began in 2014. Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2019 and the quarters ended March 31, 2020 and June 30, 2020, the Company determined that amortization should have commenced upon acquisition of those assets as opposed to the Company’s previously disclosed policy of beginning asset amortization when the product was launched and generating revenue. The impact of the additional amortization expense for the three and six-month periods ended June 30, 2020 and June 30, 2019 was approximately $0.1 million and $0.2 million, respectively. The impact of the other immaterial adjustments for the six months ended June 30, 2020 and June 30, 2019 was $0.1 million in expense and $0.2 million as a credit to expense, respectively.

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

The Company is filing this report in order to amend certain information in Items 1, 2 and 4 of Part I to reflect the restatement of the June 30, 2020 and 2019 unaudited interim consolidated statements of operations and Notes 1,3,5 and 9 to the consolidated financial statements attached hereto solely to the extent necessary to reflect the adjustments described herein; and the principal executive officer and principal financial officer certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing items, no other information in the Original Filing is revised by this Amendment.

PART I. FINANCIAL INFORMATION

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As Restated	As Restated
	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,106	$2,321
Accounts receivable, net of allowance for doubtful accounts of $275 and $25, respectively	7,239	10,338
Other current assets	3,751	3,851
Total current assets	26,096	16,510
Property and equipment, net	7,249	6,814
Other intangible assets, net	13,619	15,849
Goodwill	8,433	8,433
Operating lease right of use assets	5,172	3,892
Other long-term assets	42	42
Total assets	$60,611	$51,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,348	$4,709
Accrued salary and bonus	2,247	2,341
Other accrued expenses	9,737	9,476
Current liabilities from discontinued operations	766	766
Total current liabilities	16,098	17,292
Contingent consideration	2,207	2,391
Operating lease liabilities, net of current portion	3,940	2,591
Line of credit	3,400	3,000
Other long-term liabilities	4,557	4,573
Total liabilities	30,202	29,847

Commitments and contingencies (Note 8)

Preferred stock, $.01 par value; 5,000,000 shares authorized,
270 Series A shares issued and outstanding	-	26,172
47,000 Series B shares issued and outstanding	46,536	-

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,055,454 and 3,932,370 shares issued, respectively; 4,036,595 and 3,920,589 shares outstanding, respectively	402	393
Additional paid-in capital	182,980	182,514
Accumulated deficit	(197,739)	(185,665)
Treasury stock, at cost (18,859 and 11,781 shares, respectively)	(1,770)	(1,721)
Total stockholders’ equity	(16,127)	(4,479)
Total liabilities and stockholders’ equity	$14,075	$25,368

Total liabilities, preferred stock and stockholders’ equity	$60,611	$51,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	As Restated
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue, net	$5,446	$6,270	$14,504	$12,280
Cost of revenue (excluding amortization of $1,115 and $897, for the three months and $2,230 and $1,794 for the six months, respectively)	3,850	3,031	9,963	5,654
Gross profit	1,596	3,239	4,541	6,626
Operating expenses:
Sales and marketing	1,596	2,959	4,077	5,369
Research and development	550	647	1,360	1,175
General and administrative	4,107	2,788	8,999	5,122
Acquisition related expense	-	1,295	-	1,696
Acquisition amortization expense	1,115	897	2,230	1,794
Total operating expenses	7,368	8,586	16,666	15,156

Operating loss	(5,772)	(5,347)	(12,125)	(8,530)
Interest accretion	(167)	(91)	(276)	(220)
Other income (expense), net	438	74	485	123
Loss from continuing operations before tax	(5,501)	(5,364)	(11,916)	(8,627)
Provision for income taxes	13	5	28	10
Loss from continuing operations, net of tax	(5,514)	(5,369)	(11,944)	(8,637)

(Loss) income from discontinued operations, net of tax	(66)	65	(130)	7

Net loss	(5,580)	(5,304)	(12,074)	(8,630)

Less adjustment for preferred stock deemed dividend	-	-	(3,033)	-

Net loss attributable to common stockholders	$(5,580)	$(5,304)	$(15,107)	$(8,630)

Basic and diluted loss per share of common stock:
From continuing operations	$(1.37)	$(1.41)	$(3.73)	$(2.36)
From discontinued operations	(0.01)	0.02	(0.03)	-
Net loss per basic and diluted share of common stock	$(1.38)	$(1.39)	$(3.76)	$(2.36)
Weighted average number of common shares and common share equivalents outstanding:
Basic	4,033	3,813	4,018	3,665
Diluted	4,033	3,813	4,018	3,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	As Restated		As Restated
	For The Six Months Ended		For The Six Months Ended
	June 30, 2020		June 30, 2019
	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	3,932	$393	2,877	$287
Common stock issued	37	1	9	1
Restricted stock issued	6	-	-	-
Common stock issued through market sales	80	8	-	-
Common stock issued through offerings	-	-	933	94
Balance at March 31	4,055	402	3,819	382
Common stock issued	-	-	10	1
Balance at June 30	4,055	402	3,829	383
Treasury stock:
Balance at January 1	12	(1,721)	7	(1,680)
Treasury stock purchased	-	-	3	(32)
Balance at March 31	12	(1,721)	10	(1,712)
Treasury stock purchased	7	(49)	-	-
Balance at June 30	19	(1,770)	10	(1,712)
Additional paid-in capital:
Balance at January 1		182,514		175,820
Common stock issued through offerings, net of expenses		-		5,868
Extinguishment of Series A Shares		(828)		-
Beneficial Conversion Feature in connection with Series B Issuance		2,205		-
Amortization of Beneficial Conversion Feature		(2,205)		-
Common stock issued through market sales		476		-
Stock-based compensation expense		418		266
Balance at March 31		182,580		181,954
Common Stock issued		-		72
Stock-based compensation expense		400		205
Balance at June 30		182,980		182,231
Accumulated deficit:
Balance at January 1		(185,665)		(158,981)
Net loss		(6,494)		(3,326)
Adoption of ASC 842		-		55
Balance at March 31		(192,159)		(162,252)
Net loss		(5,580)		(5,304)
Balance at June 30		(197,739)		(167,556)

Total stockholders’ equity		$(16,127)		$13,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	As Restated
	For The Six Months Ended June 30,
	2020	2019

Cash Flows From Operating Activities
Net loss	$(12,074)	$(8,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,708	1,917
Interest accretion	276	220
Mark to market on warrants	(49)	(45)
Stock-based compensation	818	990
Bad debt expense	250	499
Other gains and expenses, net	-	18
Other changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,849	(3,982)
Increase in other current assets	(788)	(252)
(Decrease) increase in accounts payable	(1,361)	530
Decrease in accrued salaries and bonus	(94)	(261)
Increase in accrued liabilities	759	1,097
Increase in long-term liabilities	33	114
Net cash used in operating activities	(6,673)	(7,785)

Cash Flows From Investing Activity
Purchase of property and equipment	(913)	(48)
Sale of property and equipment	-	13
Net cash used in investing activity	(913)	(35)

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	434	5,962
Borrowings on Line of Credit	400	-
Issuance of Series B preferred stock, net of expenses	19,537	-
Net cash provided by financing activities	20,371	5,962

Net increase (decrease) in cash and cash equivalents	12,785	(1,858)
Cash and cash equivalents – beginning	2,321	6,068
Cash and cash equivalents – ending	$15,106	$4,210

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

Restatement

We have restated herein our unaudited consolidated financial statements as of June 30, 2020 and for the three and six-months ended June 30, 2020 and June 30, 2019. We have also restated impacted amounts within the accompanying footnotes to the consolidated financial statements which have been noted as such.

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

On December 7, 2020, the Company’s management conferred with the Audit Committee of the Company’s Board of Directors and concluded that (1) a non-cash impairment charge for an intangible asset of approximately $12 million should have been recorded during the Company’s 2016 fiscal year; (2) the Company should have initiated amortization of such intangible asset in fiscal 2014 and therefore each of fiscal years 2014, 2015, 2016, 2017, 2018, and 2019 and the first two quarters of fiscal 2020 require adjustment to record amortization expense; (3) the consolidated financial statements contained in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2014, 2015, 2016, 2017, 2018, and 2019, as well as the consolidated financial statements contained in the Quarterly Reports on Form 10-Q for each quarterly period within those fiscal years as well as the quarterly periods ended March 31, 2020 and June 30, 2020, should no longer be relied upon. As a result the Company is restating its consolidated financial statements for the three and six-months ended June 30, 2020 and June 30, 2019 in this Form 10-Q/A. The following tables’ present reconciliation from our prior periods as previously reported to the restated values for the consolidated balance sheets and the consolidated statement of operations. A description of misstatements is listed below:

a)	Amortization expense - We recorded amortization expense starting at the dates of acquisition for our Barrett’s and Thyroid intangible assets. The impact of the additional amortization charge was approximately $0.1 million for the three months ended June 30, 2020 and June 30, 2019, respectively and approximately $0.2 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

b)	Asset impairment - We recorded an impairment charge on our Barrett’s intangible asset of approximately $11.6 million in the fourth quarter of 2016.

c)	Adjustments - Adjustments to correct certain other immaterial errors, including previously unrecorded immaterial adjustments identified in audits of prior years’ financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share data)

	June 30, 2020
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,106	$-		$15,106
Accounts receivable, net of allowance for doubtful accounts of $275 and $25, respectively	7,239	-		7,239
Other current assets	3,751	-		3,751
Total current assets	26,096	-		26,096
Property and equipment, net	7,249			7,249
Other intangible assets, net	31,439	(17,820)	(a) (c)	13,619
Goodwill	8,433	-		8,433
Operating lease right of use assets	5,172	-		5,172
Other long-term assets	42	-		42
Total assets	$78,431	$(17,820)		$60,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,348	$-		$3,348
Accrued salary and bonus	2,247	-		2,247
Other accrued expenses	9,737	-		9,737
Current liabilities from discontinued operations	766	-		766
Total current liabilities	19,498	-		16,098
Contingent consideration	2,207	-		2,207
Operating lease liabilities, net of current portion	3,940	-		3,940
Line of credit	3,400	-		3,400
Other long-term liabilities	4,557	-		4,557
Total liabilities	30,202	-		30,202

Commitments and contingencies (Note 8)

Preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 Series B shares issued and outstanding	46,536	-		46,536

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,055,454 and 4,036,595 shares issued and outstanding, respectively;	402	-		402
Additional paid-in capital	182,980	-		182,980
Accumulated deficit	(179,919)	(17,820)	(a) (c)	(197,739)
Treasury stock, at cost (11,781 shares)	(1,770)	-		(1,770)
Total stockholders’ equity	1,693	(17,820)		(16,127)
Total liabilities and stockholders’ equity	$31,895	$(17,820)		$14,075

Total liabilities, preferred stock and stockholders’ equity	$78,431	$(17,820)		$60,611

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated	As Previously Reported	Restatement Amount	Restatement Reference	As Restated

Revenue, net	$5,446	$-		$5,446	$6,270	$-		$6,270
Cost of revenue (excluding amortization of $1,115 and $897 for the three months , respectively)	3,850	-		3,850	3,031	-		3,031
Gross profit	1,596	-		1,596	3,239	-		3,239
Operating expenses:
Sales and marketing	1,596	-		1,596	2,959	-		2,959
Research and development	550	-		550	647	-		647
General and administrative	4,107	-		4,107	2,788	-		2,788
Acquisition related expense	-	-		-	1,295	-		1,295
Acquisition related amortization expense	1,031	84	(a)	1,115	813	84	(a)	897
Total operating expenses	7,284	84	(a)	7,368	8,502	84	(a)	8,586

Operating loss	(5,688)	(84)	(a)	(5,772)	(5,263)	(84)	(a)	(5,347)
Interest accretion	(167)	-		(167)	(91)	-		(91)
Other income (expense), net	438	-		438	74	-		74
Loss from continuing operations before tax	(5,417)	(84)	(a)	(5,501)	(5,280)	(84)	(a)	(5,364)
Provision for income taxes	13	-		13	5	-		5
Loss from continuing operations, net of tax	(5,430)	(84)	(a)	(5,514)	(5,285)	(84)	(a)	(5,369)
Less adjustment for preferred stock deemed dividend	-	-		-	-	-		-
Loss from continuing operations attributable to common stockholders	(5,430)	(84)	(a)	(5,514)	(5,285)	(84)	(a)	(5,369)

(Loss) income from discontinued operations, net of tax	(66)	-		(66)	65	-		65

Net loss attributable to common stockholders	$(5,496)	$(84)	(a)	$(5,580)	$(5,220)	$(84)	(a)	$(5,304)

Basic and diluted loss per share of common stock:
From continuing operations	$(1.35)	$(0.02)		$(1.37)	$(1.39)	$(0.02)		$(1.41)
From discontinued operations	(0.01)	-		(0.01)	0.02	-		0.02
Net loss per basic and diluted share of common stock	$(1.36)	$(0.02)		$(1.38)	$(1.37)	$(0.02)		$(1.39)
Weighted average number of common shares and
common share equivalents outstanding:
Basic	4,033	4,033		4,033	3,813	3,813		3,813
Diluted	4,033	4,033		4,033	3,813	3,813		3,813

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated	As Previously Reported	Restatement Amount	Restatement Reference	As Restated

Revenue, net	$14,645	$(141)	(c)	$14,504	$12,280	$-		$12,280
Cost of revenue (excluding amortization of $2,230 and $1,794 for the six months, respectively)	9,963	-		9,963	5,654	-		5,654
Gross profit	4,682	(141)	(c)	4,541	6,626	-		6,626
Operating expenses:
Sales and marketing	4,077	-		4,077	5,369	-		5,369
Research and development	1,360	-		1,360	1,175	-		1,175
General and administrative	8,993	6	(c)	8,999	5,299	(177)	(c)	5,122
Acquisition related expense	-	-		-	1,696	-		1,696
Acquisition related amortization expense	2,062	168	(a)	2,230	1,626	168	(a)	1,794
Total operating expenses	16,492	174	(a) (c)	16,666	15,165	(9)	(a) (c)	15,156

Operating loss	(11,810)	(315)	(a) (c)	(12,125)	(8,539)	9	(a) (c)	(8,530)
Interest accretion	(276)	-		(276)	(220)	-		(220)
Other income (expense), net	485	-		485	123	-		123
Loss from continuing operations before tax	(11,601)	(315)	(a) (c)	(11,916)	(8,636)	9	(a) (c)	(8,627)
Provision for income taxes	28	-		28	10	-		10
Loss from continuing operations, net of tax	(11,629)	(315)	(a) (c)	(11,944)	(8,646)	9	(a) (c)	(8,637)
Less adjustment for preferred stock deemed dividend	(3,033)	-		(3,033)	-	-		-
Loss from continuing operations attributable to common stockholders	(14,662)	(315)	(a) (c)	(14,977)	(8,646)	9	(a) (c)	(8,637)

(Loss) income from discontinued operations, net of tax	(130)	-		(130)	7	-		7

Net loss attributable to common stockholders	$(14,792)	$(315)	(a) (c)	$(15,107)	$(8,639)	$9	(a) (c)	$(8,630)

Basic and diluted loss per share of common stock:
From continuing operations	$(3.65)	$(0.08)		$(3.73)	$(2.36)	$-		$(2.36)
From discontinued operations	(0.03)	-		(0.03)	-	-		-
Net loss per basic and diluted share of common stock	$(3.68)	$(0.08)		$(3.76)	$(2.36)	$-		$(2.36)
Weighted average number of common shares and common share equivalents outstanding:
Basic	4,018	4,018		4,018	3,665	3,665		3,665
Diluted	4,018	4,018		4,018	3,665	3,665		3,665

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	As Previously Reported				As Restated
	For The Six Months Ended		Restatement	Restatement	For The Six Months Ended
	June 30, 2020		Amount	Reference	June 30, 2020
	Shares	Amount			Shares	Amount
Common stock:
Balance at January 1	3,932	$393	$-		3,932	$393
Common stock issued	37	1	-		37	1
Restricted stock issued	6	-	-		6	-
Common stock issued through market sales	80	8	-		80	8
Common stock issued through offerings	-	-	-		-	-
Balance at March 31	4,055	402	-		4,055	402
Common stock issued	-	-			-	-
Balance at June 30	4,055	402	-		4,055	402
Treasury stock:			-
Balance at January 1	12	(1,721)	-		12	(1,721)
Treasury stock purchased	-	-			-	-
Balance at March 31	12	(1,721)	-		12	(1,721)
Treasury stock purchased	7	(49)	-		7	(49)
Balance at June 30	19	(1,770)	-		19	(1,770)
Additional paid-in capital:			-
Balance at January 1		182,514	-			182,514
Common stock issued through offerings, net of expenses		-	-			-
Extinguishment of Series A Shares		(828)	-			(828)
Beneficial Conversion Feature in connection with Series B Issuance		2,205	-			2,205
Amortization of Beneficial Conversion Feature		(2,205)				(2,205)
Common stock issued through market sales		476	-			476
Stock-based compensation expense		418	-			418
Balance at March 31		182,580	-			182,580
Common Stock issued		-	-			-
Stock-based compensation expense		400	-			400
Balance at June 30		182,980	-			182,980
Accumulated deficit:
Balance at January 1		(168,160)	(17,505)	(a) (b) (c)		(185,665)
Net loss		(6,263)	(231)	(a) (c)		(6,494)
Adoption of ASC 842		-				-
Balance at March 31		(174,423)	(17,736)			(192,159)
Net loss		(5,496)	(84)	(a)		(5,580)
Balance at June 30		(179,919)	(17,820)			(197,739)

Total stockholders’ equity		$1,693	$(17,820)			$(16,127)

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	As Previously Reported				As Restated
	For The Six Months Ended		Restatement	Restatement	For The Six Months Ended
	June 30, 2019		Amount	Reference	June 30, 2019
	Shares	Amount			Shares	Amount
Common stock:
Balance at January 1	2,877	$287	$-		2,877	$287
Common stock issued	9	1	-		9	1
Common stock issued through offerings	933	94	-		933	94
Balance at March 31	3,819	382	-		3,819	382
Common stock issued	10	1			10	1
Balance at June 30	3,829	383	-		3,829	383
Treasury stock:			-
Balance at January 1	7	(1,680)	-		7	(1,680)
Treasury stock purchased	3	(32)			3	(32)
Balance at March 31	10	(1,712)	-		10	(1,712)
Treasury stock purchased	-	-	-		-	-
Balance at June 30	10	(1,712)	-		10	(1,712)
Additional paid-in capital:			-
Balance at January 1		175,820	-			175,820
Common stock issued through offerings, net of expenses		5,868	-			5,868
Stock-based compensation expense		266	-			266
Balance at March 31		181,954	-			181,954
Common Stock issued		72	-			72
Stock-based compensation expense		205	-			205
Balance at June 30		182,231	-			182,231
Accumulated deficit:
Balance at January 1		(141,489)	(17,492)	(a) (b) (c)		(158,981)
Net loss		(3,419)	93	(a) (c)		(3,326)
Adoption of ASC 842		55	-			55
Balance at March 31		(144,853)	(17,399)			(162,252)
Net loss		(5,220)	(84)	(a)		(5,304)
Balance at June 30		(150,073)	(17,483)			(167,556)

Total stockholders’ equity		$30,829	$(17,483)			$13,346

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited, in thousands)

	For The Six Months Ended June 30,
	2020			2020
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated

Cash Flows From Operating Activities
Net loss	$(11,759)	$(315)	(a) (c)	$(12,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,540	168	(a)	2,708
Interest accretion	276	-		276
Mark to market on warrants	(49)	-		(49)
Stock-based compensation	818	-		818
Bad debt expense	250	-		250
Other gains and expenses, net	-	-		-
Other changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,708	141	(c)	2,849
(Increase) decrease in other current assets	(788)	-		(788)
(Decrease) increase in accounts payable	(1,464)	103	(c)	(1,361)
(Decrease) increase in accrued salaries and bonus	(94)	-		(94)
(Decrease) increase in accrued liabilities	856	(97)	(c)	759
Increase in long-term liabilities	33	-		33
Net cash used in operating activities	(6,673)	-		(6,673)

Cash Flows From Investing Activity
Purchase of property and equipment	(913)	-		(913)
Sale of property and equipment	-	-		-
Net cash provided by investing activity	(913)	-		(913)

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	434	-		434
Borrowings on Line of Credit, net	400	-		400
Issuance of Series B preferred stock, net of expenses	19,537	-		19,537
Net cash provided by financing activities	20,371	-		20,371

Net increase in cash and cash equivalents	12,785	-		12,785
Cash and cash equivalents – beginning	2,321	-		2,321
Cash and cash equivalents – ending	$15,106	$-		$15,106

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited, in thousands)

	For The Six Months Ended June 30,
	2019			2019
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated

Cash Flows From Operating Activities
Net loss	$(8,639)	$9	(a) (c)	$(8,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,749	168	(a)	1,917
Interest accretion	220	-		220
Mark to market on warrants	(45)	-		(45)
Stock-based compensation	990	-		990
Bad debt expense	499	-		499
Other gains and expenses, net	18	-		18
Other changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(3,982)	-		(3,982)
(Increase) decrease in other current assets	(252)	-		(252)
(Decrease) increase in accounts payable	530	-		530
(Decrease) increase in accrued salaries and bonus	(141)	(120)	(c)	(261)
(Decrease) increase in accrued liabilities	1,154	(57)	(c)	1,097
Increase in long-term liabilities	114	-		114
Net cash used in operating activities	(7,785)	-		(7,785)

Cash Flows From Investing Activity
Purchase of property and equipment	(48)	-		(48)
Sale of property and equipment	13	-		13
Net cash provided by investing activity	(35)	-		(35)

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	5,962	-		5,962
Borrowings on Line of Credit, net	-	-		-
Issuance of Series B preferred stock, net of expenses	-	-		-
Net cash provided by financing activities	5,962	-		5,962

Net decrease in cash and cash equivalents	(1,858)	-		(1,858)
Cash and cash equivalents – beginning	6,068	-		6,068
Cash and cash equivalents – ending	$4,210	$-		4,210

2.	BASIS OF PRESENTATION

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

The accompanying consolidated financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Accordingly, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty. As of June 30, 2020, the Company had cash and cash equivalents of $15.1 million, net accounts receivable of $7.2 million, total current assets of $26.1 million and total current liabilities of $16.1 million. For the six-months ended June 30, 2020, the Company had a net loss of $12.1 million and cash used in operating activities was $6.7 million. As of September 30, 2020 we had approximately $5.2 million of cash on hand due principally to additional losses incurred through September 2020, slower collections due to the pandemic, as well as repayment of approximately $3.4 million to SVB under our line of credit, which we are currently unable to borrow under.

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

		As Restated
		As of June 30, 2020	As of December 31, 2019
	Life	Carrying	Carrying
	(Years)	Amount	Amount

Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	6,719	6,719
BioPharma acquisition:
Trademarks	10	1,600	1,600
Customer relationships	8	5,700	5,700

CLIA Lab	2.3	$609	$609

Total		$39,288	$39,288

Accumulated Amortization		$(25,669)	$(23,439)

Net Carrying Value		$13,619	$15,849

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

Amortization expense was approximately $1.1 million and $0.9 million for the three-month periods ended June 30, 2020 and 2019, respectively, and approximately $2.2 million and $1.8 million for the six-month periods ended June 30, 2020 and 2019, respectively. Estimated amortization expense for the next five years is as follows:

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

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

9.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

Other accrued expenses consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(unaudited)
Accrued royalties	$2,237	$1,934
Contingent consideration	654	502
Medicare payment advance	2,066	-
Operating lease liability	1,171	1,321
Financing lease liability	150	184
Deferred revenue	209	457
Payable to CGI	-	888
Accrued sales and marketing - diagnostics	103	197
Accrued lab costs - diagnostics	125	163
Accrued professional fees	1,196	1,399
Taxes payable	311	403
Unclaimed property	565	565
All others	950	1,463
Total other accrued expenses	$9,737	$9,476

Long-term liabilities consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(unaudited)
Warrant liability	$33	$82
Uncertain tax positions	4,210	4,081
Deferred revenue	239	269
Other	75	141
Total other long-term liabilities	$4,557	$4,573

10.	STOCK-BASED COMPENSATION

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

INTERPACE BIOSCIENCES, INC

Please see Part I – Item 1A – “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on April 22, 2020, as amended on May 29, 2020 and January 19, 2021 as well as other documents we file with the SEC from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

	As Restated
	Three Months Ended June 30,
	2020	2020	2019	2019

Revenue, net	$5,446	100.0%	$6,270	100.0%
Cost of revenue	3,850	70.7%	3,031	48.3%
Gross profit	1,596	29.3%	3,239	51.7%
Operating expenses:
Sales and marketing	1,596	29.3%	2,959	47.2%
Research and development	550	10.1%	647	10.3%
General and administrative	4,107	75.4%	2,788	44.5%
Acquisition related expense	-	0.0%	1,295	20.7%
Acquisition amortization expense	1,115	20.5%	897	14.3%
Total operating expenses	7,368	135.3%	8,586	136.9%

Operating loss	(5,772)	-106.0%	(5,347)	-85.3%
Interest accretion	(167)	-3.1%	(91)	-1.5%
Other income (expense), net	438	8.0%	74	1.2%
Loss from continuing operations before tax	(5,501)	-101.0%	(5,364)	-85.6%
Provision for income taxes	13	0.2%	5	0.1%
Loss from continuing operations	(5,514)	-101.2%	(5,369)	-85.6%

Loss from discontinued operations, net of tax	(66)	-1.2%	65	1.0%

Net loss	$(5,580)	-102.5%	$(5,304)	-84.6%

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

Acquisition amortization expense

During the three months ended June 30, 2020 and June 30, 2019, we recorded amortization expense of $1.1 million and $0.9 million, respectively, which is related to intangible assets associated with prior acquisitions. The increase is related to our acquisition of our pharma services in 2019 and the associated intangible assets.

Operating loss

Operating loss from continuing operations was $5.8 million for the three months ended June 30, 2020 as compared to $5.3 million for the three months ended June 30, 2019. The operating loss for the three months ended June 30, 2019 also included $1.3 million in acquisition related expenses.

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

	As Restated
	Six Months Ended June 30,
	2020	2020	2019	2019

Revenue, net	$14,504	100.0%	$12,280	100.0%
Cost of revenue	9,963	68.7%	5,654	46.0%
Gross profit	4,541	31.3%	6,626	54.0%
Operating expenses:
Sales and marketing	4,077	28.1%	5,369	43.7%
Research and development	1,360	9.4%	1,175	9.6%
General and administrative	8,999	62.0%	5,122	41.7%
Acquisition related expense	-	0.0%	1,696	13.8%
Acquisition amortization expense	2,230	15.4%	1,794	14.6%
Total operating expenses	16,666	114.9%	15,156	123.4%

Operating loss	(12,125)	-83.6%	(8,530)	-69.5%
Interest accretion	(276)	-1.9%	(220)	-1.8%
Other income (expense), net	485	3.3%	123	1.0%
Loss from continuing operations before tax	(11,916)	-82.2%	(8,627)	-70.3%
Provision for income taxes	28	0.2%	10	0.1%
Loss from continuing operations	(11,944)	-82.3%	(8,637)	-70.3%

Loss from discontinued operations, net of tax	(130)	-0.9%	7	0.1%

Net loss	$(12,074)	-83.2%	$(8,630)	-70.3%

Revenue, net

Consolidated revenue, net for the six months ended June 30, 2020 increased by $2.2 million, or 18%, to $14.5 million, compared to $12.3 million for the six months ended June 30, 2019. This increase was principally attributable to our acquisition of our pharma services in 2019. Our six months revenue has been impacted by lower than expected clinical service volume from March through June 2020, which we believe has resulted from the temporary reduction in non-essential testing procedures in connection with the COVID-19 pandemic.

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

INTERPACE BIOSCIENCES, INC

Gross profit

Consolidated gross profit was approximately $4.5 million for the six months ended June 30, 2020 and $6.6 million for the six months ended June 30, 2019. The gross profit percentage decreased from 54% in the first six months of 2019 to 31% for the first six months of 2020. This decrease can be attributed to the lower margins associated with our pharma services, as mentioned above, and the reduction in net revenue from clinical services.

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

Acquisition amortization expense

During the six months ended June 30, 2020 and June 30, 2019, we recorded amortization expense of $2.2 million and $1.8 million, respectively, which is related to intangible assets associated with prior acquisitions. The increase is related to our acquisition of our pharma services in 2019 and the associated intangible assets.

Operating loss

Operating loss from continuing operations was $12.1 million for the six months ended June 30, 2020 as compared to $8.5 million for the six months ended June 30, 2019. The increase can be attributed to the operating loss associated with our pharma services as well as the reduced revenue and gross profit in our clinical services.

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

INTERPACE BIOSCIENCES, INC

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2020, we had an operating loss of $12.1 million. As of June 30, 2020, we had cash and cash equivalents of $15.1 million, total current assets of $26.1 million and current liabilities of $16.1 million. As of September 30, 2020 we had approximately $5.2 million of cash on hand due principally to additional losses incurred through September 2020, slower collections due to the pandemic, as well as repayment of approximately $3.4 million to SVB under our line of credit, which we are currently unable to borrow under.

During the six months ended June 30, 2020, net cash used in operating activities was $6.7 million. The main component of cash used in operating activities was our net loss of $12.1 million which was partially offset by a decrease in accounts receivable of $2.7 million. During the six months ended June 30, 2019, net cash used in operating activities was $7.8 million, all but $0.03 million of which was used in continuing operations. The main component of cash used in operating activities during the six months ended June 30, 2019 was the net loss of $8.6 million.

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

While the Company has received a waiver of default from SVB and is in compliance with the terms of the SVB Loan Agreement as of the date of this Report, we currently do not have the ability to drawn down on the Revolving Line of Credit. The Company expects to reinstate the Revolving Line of Credit in the near term, and is in negotiations with SVB to expand the borrowing base from $4.0 million to $8.0 million. This expansion of the Revolving Line of Credit requires approval of the Company’s preferred shareholders and the Company cannot provide assurance that such expansion will be successful.

We do not expect to generate positive cash flows from operations for the year ending December 31, 2020 and there is no guarantee that additional capital can be raised to fund our future operations. At this time, we plan to meet our ongoing capital needs by using our available cash, proceeds under the Securities Purchase and Exchange Agreement, our Revolving Line of Credit once reinstated and additional borrowings that may become available if an agreement can be reached with SVB to amend the SVB Loan Agreement and increase the existing credit limit as a result of the additional accounts receivable acquired in July 2019 as part of our acquisition of pharma services (which requires a modification to the bank agreement and approval by both SVB and the Company’s preferred shareholders, which cannot be assured), revenue growth and margin improvement, collection of accounts receivable, and containment of costs, as well as exploring other financing options. As formerly noted, the agreement of SVB to reinstate the facility and to amend the SVB Loan Agreement cannot be assured. The Company’s planned capital expenditures over the next twelve months currently includes several million dollars to be utilized in consolidating our laboratories, which includes equipment purchases, calibration and testing costs, moving expenses and related costs, and leasehold improvements. However, in the event the Company’s common stock is delisted from Nasdaq due to its failure to meet minimum stockholders’ equity requirements, the Company’s ability to raise additional capital may be materially adversely impacted. Moreover, the decrease in the Company’s stockholders’ equity resulting from the impairment and amortization expense reflected in this Form 10-Q/A will make it more difficult for the Company to comply with Nasdaq minimum stockholders’ equity requirements. There is no assurance we will be successful in meeting our capital requirements prior to becoming cash flow positive. These liquidity factors, among others, have raised substantial doubts about our ability to continue as a going concern

INTERPACE BIOSCIENCES, INC

Inflation

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

Subsequent to this evaluation and in light of the restatement of the Company’s condensed financial statements for the quarters ended June 30, 2020 and 2019 relating to the amortization and the impairment of certain intangible assets referenced in Note 1, Restatement of Previously Issued Consolidated Financial Statements, the Company’s management, with the participation of the CEO and the CFO, has reevaluated the Company’s disclosure controls and procedures as of June 30, 2020, including whether the errors identified were the result of a material weakness in the Company’s internal control over financial reporting. Based on this assessment, management has identified a material weakness in the Company’s internal control over financial reporting related to properly identifying all the events that could trigger asset impairment. The Company did not properly amend policies and procedures associated with its valuation process for asset impairment, specifically for intangible assets, and as a result failed to develop appropriate control activities to adequately respond to the triggering events identified. As a result, the CEO and CFO concluded that the disclosure controls and procedures were not effective as of June 30, 2020 as a result of this material weakness.

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

