Form 10-Q
period 2020-09-30
INTERPACE BIOSCIENCES, INC.
filed 2021-01-20
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding January 8, 2021
Common Stock, par value $0.01 per share	4,055,593

INTERPACE BIOSICENCES, INC.

FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 2020

EXPLANATORY NOTE

On November 17, 2020, the Company filed a Form 12b-25 notifying the Securities and Exchange Commission (“SEC”) of its inability to file its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 on a timely basis. The Company was evaluating whether there has been an impairment of the carrying value of its Barrett intangible asset and whether adjustments to recorded amortization expense may be required. The Barrett intangible asset amounted to $18.4 million and was originally recorded in 2014 when the Company’s predecessor, PDI, Inc., acquired RedPath Integrated Pathology, Inc. and relates to the Company propriety test known as BarreGEN®, an esophageal cancer risk classifier for Barrett’s Esophagus. Due to the extended coordination, evaluation and communication needed to conduct the impairment analysis and assessment of amortization expense, the analysis could not be completed on a timely basis to permit the Company to file its Form 10-Q by November 16, 2020.

On December 7, 2020, the Company’s management conferred with the Audit Committee of the Company’s Board of Directors and concluded that (1) a non-cash impairment charge for its Barrett intangible asset of approximately $11.6 million should have been recorded during the Company’s 2016 fiscal year; (2) the Company should have initiated amortization of its Barrett intangible asset in fiscal 2014 and therefore each of fiscal years 2014, 2015, 2016, 2017, 2018, and 2019 and the first two quarters of fiscal 2020 require adjustment to recorded amortization expense of approximately $6 million in the aggregate; (3) the consolidated financial statements contained in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2014, 2015, 2016, 2017, 2018, and 2019, as well as the consolidated financial statements contained in the Quarterly Reports on Form 10-Q for the each quarterly period within those fiscal years as well as the quarterly periods ended March 31, 2020 and June 30, 2020, should no longer be relied upon; and (4) Management’s Report on Internal Control Over Financial Reporting and the Evaluation of Disclosure Controls and Procedures included in Item 9A of the 2019 Form 10-K should no longer be relied upon.

PART I. FINANCIAL INFORMATION

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,308	$2,321
Accounts receivable, net of allowance for doubtful accounts of $275 and $25, respectively	8,463	10,338
Other current assets	3,861	3,851
Total current assets	17,632	16,510
Property and equipment, net	7,332	6,814
Other intangible assets, net	12,504	15,849
Goodwill	8,433	8,433
Operating lease right of use assets	4,758	3,892
Other long-term assets	42	42
Total assets	$50,701	$51,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,390	$4,709
Accrued salary and bonus	1,314	2,341
Other accrued expenses	10,131	9,476
Current liabilities from discontinued operations	766	766
Total current liabilities	15,601	17,292
Contingent consideration	2,130	2,391
Operating lease liabilities, net of current portion	3,746	2,591
Line of credit	-	3,000
Other long-term liabilities	4,486	4,573
Total liabilities	25,963	29,847

Commitments and contingencies (Note 8)

Preferred stock, $.01 par value; 5,000,000 shares authorized, 270 Series A shares issued and outstanding	-	26,172
47,000 Series B shares issued and outstanding	46,536	-

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,060,454 and 3,932,370 shares issued, respectively; 4,041,595 and 3,920,589 shares outstanding, respectively	402	393
Additional paid-in capital	183,543	182,514
Accumulated deficit	(203,973)	(185,665)
Treasury stock, at cost (18,859 and 11,781 shares, respectively)	(1,770)	(1,721)
Total stockholders’ equity	(21,798)	(4,479)
Total liabilities and stockholders’ equity	$4,165	$25,368

Total liabilities, preferred stock and stockholders’ equity	$50,701	$51,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue, net	$8,248	$7,725	$22,752	$20,005
Cost of revenue (excluding amortization of $1,115 and $1,079, for the three months and $3,346 and $2,874 for the nine months, respectively)	5,194	4,835	15,156	10,489
Gross profit	3,054	2,890	7,596	9,516
Operating expenses:
Sales and marketing	2,699	2,757	6,776	8,127
Research and development	763	857	2,123	2,032
General and administrative	4,482	4,492	13,481	9,613
Acquisition related expense	-	838	-	2,534
Acquisition related amortization expense	1,115	1,079	3,346	2,874
	9,059	10,023	25,726	25,180

Operating loss	(6,005)	(7,133)	(18,130)	(15,664)
Interest accretion	(138)	(111)	(414)	(331)
Other (expense) income, net	(12)	(135)	473	(12)
Loss from continuing operations before tax	(6,155)	(7,379)	(18,071)	(16,007)
Provision for income taxes	14	9	43	19
Loss from continuing operations, net of tax	(6,169)	(7,388)	(18,114)	(16,026)

Loss from discontinued operations, net of tax	(65)	(58)	(194)	(51)

Net loss	(6,234)	(7,446)	(18,308)	(16,077)

Less adjustment for preferred stock deemed dividend	-	-	(3,033)	-
Less dividends on preferred stock	-	(75)	-	(75)
Net loss attributable to common stockholders	$(6,234)	$(7,521)	$(21,341)	$(16,152)

Basic and diluted loss per share of common stock:
From continuing operations	$(1.53)	$(1.95)	$(5.25)	$(4.34)
From discontinued operations	(0.01)	(0.02)	(0.05)	(0.01)
Net loss per basic and diluted share of common stock	$(1.54)	$(1.97)	$(5.30)	$(4.35)
Weighted average number of common shares and common share equivalents outstanding:
Basic	4,038	3,820	4,025	3,717
Diluted	4,038	3,820	4,025	3,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	For The Nine Months Ended		For The Nine Months Ended
	September 30, 2020		September 30, 2019
	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	3,932	$393	2,877	$287
Common stock issued	37	1	9	1
Restricted stock issued	6	-	-	-
Common stock issued through market sales	80	8	-	-
Common stock issued through offerings	-	-	933	94
Balance at March 31	4,055	402	3,819	382
Common stock issued	-	-	10	1
Balance at June 30	4,055	402	3,829	383
Common stock issued	5	-	-	-
Balance at September 30	4,060	402	3,829	383
Treasury stock:
Balance at January 1	12	(1,721)	7	(1,680)
Treasury stock purchased	-	-	3	(32)
Balance at March 31	12	(1,721)	10	(1,712)
Treasury stock purchased	7	(49)	-	-
Balance at June 30	19	(1,770)	10	(1,712)
Treasury stock purchased	-	-	-	-
Balance at September 30	19	(1,770)	10	(1,712)
Additional paid-in capital:
Balance at January 1		182,514		175,820
Common stock issued through offerings, net of expenses		-		5,868
Extinguishment of Series A Shares		(828)		-
Beneficial Conversion Feature in connection with Series B Issuance		2,205		-
Amortization of Beneficial Conversion Feature		(2,205)		-
Common stock issued through market sales		476		-
Stock-based compensation expense		418		266
Balance at March 31		182,580		181,954
Common Stock issued		-		72
Stock-based compensation expense		400		205
Balance at June 30		182,980		182,231
Dividends accrued		-		(75)
Stock-based compensation expense		563		205
Balance at September 30		183,543		182,361
Accumulated deficit:
Balance at January 1		(185,665)		(158,981)
Net loss		(6,494)		(3,326)
Adoption of ASC 842		-		55
Balance at March 31		(192,159)		(162,252)
Net loss		(5,580)		(5,304)
Balance at June 30		(197,739)		(167,556)
Net loss		(6,234)		(7,446)
Balance at September 30		(203,973)		(175,002)

Total stockholders’ equity		$(21,798)		$6,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For The Nine Months Ended September 30,
	2020	2019

Cash Flows From Operating Activities
Net loss	$(18,308)	$(16,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,102	3,164
Interest accretion	414	331
Reversal of 2019 bonus accrual	(1,156)	-
Mark to market on warrants	(62)	(35)
Stock-based compensation	1,381	1,246
Bad debt expense	250	499
Other gains and expenses, net	-	18
Other changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,625	(1,986)
Increase in other current assets	(898)	(417)
Increase in long-term assets	-	(11)
Decrease in accounts payable	(1,319)	(766)
Increase in accrued salaries and bonus	129	108
Increase in accrued liabilities	1,472	924
(Decrease) increase in long-term liabilities	(25)	446
Net cash used in operating activities	(12,395)	(12,556)

Cash Flows From Investing Activity
Acquisition of Biopharma, net of expenses	-	(13,829)
Purchase of property and equipment	(1,275)	(105)
Sale of property and equipment	-	13
Net cash used in investing activities	(1,275)	(13,921)

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	434	5,962
Issuance of preferred shares, net of expenses	-	13,087
(Payments) borrowings on Line of Credit, net	(3,000)	3,750
Issuance of Series B preferred stock, net of expenses	19,223	-
Cash paid for repurchase of restricted shares	-	(32)
Net cash provided by financing activities	16,657	22,767

Net increase (decrease) in cash and cash equivalents	2,987	(3,710)
Cash and cash equivalents – beginning	2,321	6,068
Cash and cash equivalents – ending	$5,308	$2,358

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

Impact of COVID-19 pandemic

We have taken what we believe are necessary precautions to safeguard our employees from the Coronavirus (COVID-19) pandemic. We continue to follow the Centers for Disease Control and Prevention’s (“CDC”) guidance and the recommendations and restrictions provided by state and local authorities. The majority of our employees who do not work in a lab setting are currently able to successfully work remotely. While a number of employees were furloughed most have returned to work. Our labs require in-person staffing and we have been able to continue to operate our labs, minimizing infection risk to lab staff through a combination of social distancing and appropriate protective equipment. There can be no assurance, however, that key employees will not become ill or that we will able to continue to operate our labs successfully.

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

The accompanying unaudited interim condensed consolidated financial statements and related notes (the “Interim Financial Statements”) should be read in conjunction with the consolidated financial statements of the Company and its wholly-owned subsidiaries (Interpace Diagnostics Lab Inc., Interpace Diagnostics Corporation, Interpace Pharma Solutions, Inc. and Interpace Diagnostics, LLC), and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities & Exchange Commission (“SEC”) on April 22, 2020 and amended on May 29, 2020 and January 19, 2021 (the “Form 10-K”).

The condensed Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, InServe Support Solutions; and TVG, Inc. and its Commercial Services business unit which was sold on December 22, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. All information related to common stock, stock options, restricted stock units, warrants and earnings per share have been retroactively adjusted to give effect to the reverse stock split (1 for 10) that occurred in January 2020.

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

As of September 30, 2020, the Company had cash and cash equivalents of $5.3 million, net accounts receivable of $8.5 million, total current assets of $17.6 million and total current liabilities of $15.6 million. For the nine month period ended September 30, 2020, the Company had a net loss of $18.3 million and cash used in operating activities was $12.4 million. As of January 15, 2021 we had approximately $6.1 million of cash on hand, net of restricted cash. During the second and third quarters of fiscal 2020 the Company experienced slower collections due to the pandemic and in September 2020, we repaid approximately $3.4 million to Silicon Valley Bank (“SVB”) under our former secured revolving line of credit facility (the “Revolver”), which was part of our Loan and Security Agreement with SVB dated November 13, 2018, as amended March 18, 2019 (as so amended, the “SVB Loan Agreement”). On January 5, 2021, the Company terminated the SVB Loan Agreement. See Note 14, Revolver and Note 19, Subsequent Events.

The Revolver had a limit of up to $4.0 million, available for working capital purposes, and an original maturity date of November 13, 2021. Prior to the termination, the borrowing limit of the Revolver was (a) the lower of: (i) $4.0 million and (ii) 80% of the Company’s eligible accounts receivable (as adjusted by SVB), reduced by (b) (i) any outstanding advances under the Revolver, of which there are none as of September 30, 2020; (ii) the Landlord Letter of Credit, in the maximum amount of $1 million; and (iii) any outstanding term loans, of which there was none due to repayment in 2019.

As of July 31, 2020, the Company was in violation of a financial covenant under the SVB Loan Agreement. Additionally, due to the untimely filing of our second quarter Form 10-Q with the SEC, the Company was in default under the SVB Loan Agreement. During September 2020, the Company paid down the outstanding Revolver balance of $3.4 million in full and transferred $0.35 million into a restricted cash money market account with SVB to serve as collateral for the Company’s letters of credit supporting its leased facilities. Prior to September 2020, the collateral for the letters of credit was accounted for as a reduction in the availability under the Revolver. As of September 30, 2020 there was no balance outstanding on the Revolver. SVB agreed to forebear from exercising its rights and remedies with respect to the default on October 19, 2020.

During October 2020, the Company further amended the SVB Loan Agreement (the “Second Amendment”), adding the Company’s subsidiary, Interpace Pharma Solutions, Inc. (“IPS”) as a borrower thereunder and granting SVB a continuing lien upon and security interest in all of the assets of IPS (See Note 19, Subsequent Events).

Under the terms of the SVB Loan Agreement, the Company had covenants to maintain at all times an Adjusted Quick Ratio of at least 1.15 to 1.0. SVB waived the Company’s failure to comply with such requirement for the months ended July 31, 2020 and August 31, 2020 and agreed to forebear financial covenant testing while the Revolver was not drawn. With respect to any principal amount that was outstanding under the Revolver, the Second Amendment increased the floating per annum rate of interest to the greater of (A) one percent (1.0%) above the Prime Rate (as defined in the SVB Loan Agreement) and (B) four and one-quarter of one percent (4.25%). Prior to the Second Amendment, such interest accrued at a rate equal to one-half of one percent (0.50%) above the Prime Rate.

The Company had been in compliance with the terms of the SVB Loan Agreement through the date of termination of the SVB Loan Agreement.

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

In September 2019, we entered into the Equity Distribution Agreement (the “Equity Distribution Agreement”) with Oppenheimer & Co. Inc., as sales agent (the “Agent”), pursuant to which we may, from time to time, issue and sell shares of our common stock with an aggregate offering price of up to $3.7 million through the Agent (the “ATM arrangement”). During the nine months ended September 30, 2020, approximately 178,000 shares of common stock were sold for net proceeds of approximately $0.7 million. As a result of the preferred shares transaction mentioned below, additional shares may no longer be sold under the ATM arrangement without a majority approval by the holders of the preferred shares. In addition, if our common stock is delisted by The Nasdaq Stock Market LLC (“Nasdaq”) due to our failure to meet minimum stockholders’ equity requirements, we may no longer be eligible to sell under the Equity Distribution Agreement.

In January 2020, we sold 20,000 Series B preferred shares to investors, led by 1315 Capital II, L.P. (“1315 Capital”), for net proceeds of approximately $19.2 million. See Note 16, Equity, for more detail.

See Note 1, Overview, regarding the potential adverse impact of the COVID-19 pandemic on our results of operations, cash flows and financial condition for the third quarter of fiscal 2020 and possibly beyond.

During April 2020, the Company applied for various federal stimulus grants and advances made available under Title 1 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “CARES Act”). As of September 30, 2020, we received $2.1 million in advances under the Centers for Medicare & Medicaid Services (“CMS”) accelerated and advance payment program, as well as a $0.65 million grant from the Department of Health and Human Services (“HHS”). The CMS advance will be offset against future Medicare billings of the Company, and we applied the HHS grant in its entirety towards qualified second quarter expenses. These expenses related to lab equipment and supplies purchased to prevent, prepare for, and respond to coronavirus, including development of coronavirus and serology tests, as well as expenses that would have been covered by revenue lost to coronavirus during the second quarter. CMS will begin to utilize the $2.1 million advanced payment against cash payments beginning in the second quarter of 2021.

During April and early May 2020, the Company made payments totaling $888,000 to Cancer Genetics Inc. (“CGI”) for funds withheld from the Excess Consideration Note to satisfy certain adjustments and indemnification obligations under the Secured Creditor Asset Purchase Agreement dated July 15, 2019 in connection with the acquisition of the biopharma business of CGI.

On January 7, 2021, the Company entered into a $3 million loan through a secured promissory note with Ampersand 2018 Limited Partnership (“Ampersand”) and a $2 million loan through a secured promissory note with 1315 Capital, its Series B shareholders. Both loans are secured by substantially all of the Company’s assets. See Note 19, Subsequent Events.

The Company’s cash and cash equivalents balance is decreasing and we will not generate positive cash flows from operations for the year ending December 31, 2020. We intend to meet our ongoing capital needs by using our available cash, including the loans from Ampersand and 1315 Capital, as well as revenue growth and margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options.

The Company has and may continue to delay, scale-back, or eliminate certain of its activities and other aspects of its operations until such time as the Company is successful in securing additional funding. The Company is exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources. In the event the Company’s Common Stock is delisted from Nasdaq due to its failure to meet minimum stockholders’ equity requirements, the Company’s ability to raise additional capital may be materially adversely impacted. In addition, the Company’s inability to use Form S-3 after it files its Form 10-K for the fiscal year ended December 31, 2020 may have an adverse impact on our ability to raise additional capital. The future success of the Company is dependent upon its ability to obtain additional funding. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. As of the date of this Report, the Company currently anticipates that current cash and cash equivalents will be sufficient to meet its anticipated cash requirements through the end of the second quarter. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

Financing and Payment

For non-Medicare claims, our payment terms vary by payer category. Payment terms for direct-payers in our clinical services are typically thirty days and in our pharma services, up to sixty days. Commercial third-party-payers are required to respond to a claim within a time period established by their respective state regulations, generally between thirty to sixty days. However, payment for commercial third-party claims may be subject to a denial and appeal process, which could take up to two years in some instances where multiple appeals are submitted. The Company generally appeals all denials from commercial third-party payers.

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

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

Other Current Assets

Other current assets consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(unaudited)
Lab supply inventory	2,423	1,825
Prepaid expenses	489	971
Funds in escrow	-	888
Letter of credit	350	-
Due from CGI	525	92
Other	74	75
Total other current assets	$3,861	$3,851

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

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock, par value $0.01 per share, used in the calculation of basic and diluted loss per share for the three- and nine-month periods ended September 30, 2020 and 2019 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Basic weighted average number of common shares	4,038	3,820	4,025	3,717
Potential dilutive effect of stock-based awards	-	-	-	-
Diluted weighted average number of common shares	4,038	3,820	4,025	3,717

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

The Company’s Series B Preferred Stock, on an as converted basis of 7,833,334 shares for the three- and nine-months ended September 30, 2020, and the following outstanding stock-based awards and warrants, were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Options	878	394	878	394
Stock-settled stock appreciation rights (SARs)	-	2	-	2
Restricted stock units (RSUs)	28	54	28	54
Warrants	1,405	1,420	1,405	1,420
	2,311	1,870	2,311	1,870

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is attributable to the acquisition of our pharma services in July 2019. The carrying value of the intangible assets acquired was $15.6 million, with goodwill of approximately $8.3 million and identifiable intangible assets of approximately $7.3 million. The goodwill balance at September 30, 2020 was $8.4 million. The net carrying value of the identifiable intangible assets from all acquisitions as of September 30, 2020 and December 31, 2019 are as follows:

		As of September 30, 2020	As of December 31, 2019
	Life	Carrying	Carrying
	(Years)	Amount	Amount

Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	6,719	6,719
BioPharma acquisition:
Trademarks	10	1,600	1,600
Customer relationships	8	5,700	5,700

CLIA Lab	2.3	$609	$609

Total		$39,288	$39,288

Accumulated Amortization		$(26,784)	$(23,439)

Net Carrying Value		$12,504	$15,849

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

Amortization expense was approximately $1.1 million for both the three-month periods ended September 30, 2020 and 2019, respectively, and approximately $3.3 million and $2.9 million for the nine-month periods ended September 30, 2020 and 2019, respectively. Estimated amortization expense for the next five years is as follows:

2020	2021	2022	2023	2024

$4,871	$4,078	$2,156	$1,745	$873

The following table displays a roll forward of the carrying amount of goodwill from December 31, 2019 to September 30, 2020:

Carrying
Amount
Balance as of December 31, 2019	$8,433
Adjustments	-
Balance as of September 30, 2020	$8,433

6.	FAIR VALUE MEASUREMENTS

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

	As of September 30, 2020		Fair Value Measurements
	Carrying	Fair	As of September 30, 2020
	Amount	Value	Level 1	Level 2	Level 3
			(unaudited)
Liabilities:
Contingent consideration:
Asuragen (1)	$2,806	$2,806	$-	$-	$2,806
Other long-term liabilities:
Warrant liability (2)	20	20	-	-	20
	$2,826	$2,826	$-	$-	$2,826

	As of December 31, 2019		Fair Value Measurements
	Carrying	Fair	As of December 31, 2019
	Amount	Value	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration:
Asuragen (1)	$2,893	$2,893	$-	$-	$2,893
Other long-term liabilities:
Warrant liability (2)	82	82	-	-	82
	$2,975	$2,975	$-	$-	$2,975

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

A roll forward of the carrying value of the Contingent Consideration Liability and the 2017 Underwriters’ Warrants to September 30, 2020 is as follows:

Certain of the Company’s non-financial assets, such as other intangible assets and goodwill, are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

				Cancellation of Obligation/	Adjustment to Fair Value/
	December 31, 2019	Payments	Accretion	Conversions Exercises	Mark to Market	September 30, 2020
			(unaudited)
Asuragen	$2,893	$(501)	$414	$-	$-	$2,806

Underwriters Warrants	82	-	-	-	(62)	20
	$2,975	$(501)	$414	$-	$(62)	$2,826

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

7.	LEASES

Finance lease assets are included in fixed assets, net of accumulated depreciation.

The table below presents the lease-related assets and liabilities recorded in the Condensed Consolidated Balance Sheet:

	Classification on the Balance Sheet	September 30, 2020
		(unaudited)
Assets
Financing lease assets	Property and equipment, net	$470
Operating lease assets	Operating lease right of use assets	4,758
Total lease assets		$5,228

Liabilities
Current
Financing lease liabilities	Other accrued expenses	$134
Operating lease liabilities	Other accrued expenses	1,110
Total current lease liabilities		$1,244
Noncurrent
Financing lease liabilities	Other long-term liabilities	33
Operating lease liabilities	Operating lease liabilities, net of current portion	3,746
Total long-term lease liabilities		3,779
Total lease liabilities		$5,023

The weighted average remaining lease term for the Company’s operating leases was 7.1 years as of September 30, 2020 and the weighted average discount rate for those leases was 6.0%. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.” With respect to the Rutherford lease, in March 2020 the Company delivered a notice of early termination which would terminate the lease in March 2021. As a result of entering into an early termination of the Rutherford lease the Company’s operating lease assets and liabilities decreased by approximately $0.5 million.

In June 2020, the Company entered into an amendment of its North Carolina lease extending it for an additional ten years, commencing on June 1, 2020 and continuing until May 31, 2030. The minimum rent per rentable square foot pursuant to the amendment is $14.10 from June 1, 2020 to May 31, 2021, with annual increases of 3%. Pursuant to the amendment, the Company has two options to extend the term for a period of five years each. Also pursuant to the amendment, the Company has the irrevocable right to terminate the lease on November 30, 2025, as well as on November 30, 2027. As a result of entering into an amendment of the North Carolina lease the Company’s operating lease assets and liabilities increased by approximately $2.8 million.

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

The table below reconciles the cash flows to the lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2020:

	Operating Leases	Financing Leases
2020	365	49
2021	1,235	120
2022	1,028	13
2023	629	-
2024-2030	2,717
Total minimum lease payments	5,974	182
Less: amount of lease payments representing effects of discounting	1,118	13
Present value of future minimum lease payments	4,856	169
Less: current obligations under leases	1,110	134
Long-term lease obligations	$3,746	$35

As of September 30, 2020, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year were as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$5,974	$365	$2,263	$1,020	$2,326
Total	$5,974	$365	$2,263	$1,020	$2,326

8.	COMMITMENTS AND CONTINGENCIES

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

Due to the nature of the businesses in which the Company is engaged, it is subject to certain risks. Such risks include, among others, risk of liability for personal injury or death to persons using products that the Company promotes or commercializes. There can be no assurance that substantial claims or liabilities will not arise in the future due to the nature of the Company’s business activities. There is also the risk of employment related litigation and other litigation in the ordinary course of business.

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

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

9.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

Other accrued expenses consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(unaudited)
Accrued royalties	$2,487	$1,934
Contingent consideration	676	502
Upfront Medicare payment	2,066	-
Operating lease liability	1,110	1,321
Financing lease liability	134	184
Deferred revenue	69	457
Payable to CGI	-	888
Accrued sales and marketing - diagnostics	111	197
Accrued lab costs - diagnostics	150	163
Accrued professional fees	1,090	1,399
Taxes payable	301	403
Unclaimed property	565	565
All others	1,372	1,463
Total other accrued expenses	$10,131	$9,476

Long-term liabilities consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(unaudited)
Warrant liability	$20	$82
Uncertain tax positions	4,293	4,081
Deferred revenue	140	269
Other	33	141
Total other long-term liabilities	$4,486	$4,573

10.	STOCK-BASED COMPENSATION

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

The following table provides the weighted average assumptions used in determining the fair value of the stock option awards granted during the nine month periods ended September 30, 2020 and 2019.

	September 30, 2020	September 30, 2019
	(unaudited)
Risk-free interest rate	0.79%	2.51%
Expected term	6.59 years	6.0 years
Expected volatility	122.24%	127.81%
Dividend yield	-	-

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

The Company recognized approximately $0.6 million and $0.3 million of stock-based compensation expense during the three-month periods ended September 30, 2020 and 2019, respectively, and approximately $1.4 million and $1.2 million for the nine-month periods ended September 30, 2020 and 2019, respectively.

11.	INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on loss from continuing operations and the effective tax rate for the three- and nine-month periods ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)

Provision for income tax	$14	$9	$43	$19
Effective income tax rate	0.2%	0.1%	0.2%	0.1%

Income tax expense for both the three- and nine-month periods ended September 30, 2020 and 2019 was primarily due to minimum state and local taxes.

The CARES Act was enacted in March 2020. The CARES Act includes several U.S. income tax provisions related to, among other things, net operating loss carrybacks, alternative minimum tax credits, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. The CARES Act is not expected to have a material impact on the Company’s financial results.

12.	SEGMENT INFORMATION

We operate under one segment which is the business of developing and selling clinical and pharma services.

13.	DISCONTINUED OPERATIONS

The components of liabilities classified as discontinued operations consist of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(unaudited)

Accrued liabilities	766	766
Current liabilities from discontinued operations	766	766
Total liabilities	$766	$766

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

The table below presents the significant components of CSO, Group DCA’s, Pharmakon’s and TVG’s results included within loss from discontinued operations, net of tax in the condensed consolidated statements of operations for the three- and nine-months ended September 30, 2020 and 2019.

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income from discontinued operations, before tax	$-	$-	$-	$122
Income tax expense	65	58	194	173
Loss from discontinued operations, net of tax	$(65)	$(58)	$(194)	$(51)

14.	REVOLVER

On November 13, 2018, the Company, Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC entered into the SVB Loan Agreement, which provided for up to $4.0 million of debt financing consisting of a term loan of up to $850,000 and the Revolver based on its outstanding accounts receivable of up to $3.75 million. The ability to use the term loan portion of the SVB Loan Agreement expired in 2019 and the Company terminated the SVB Loan Agreement on January 5, 2021. See Note 19, Subsequent Events.

As a result of the Second Amendment, the borrowing limit of the Revolver prior to termination on January 5, 2021 was (a) the lower of: (i) $4.0 million and (ii) 80% of the Company’s eligible accounts receivable (as adjusted by SVB), reduced by (b) (i) any outstanding advances under the Revolver, of which there were none as of September 30, 2020 and through the date of termination; (ii) the Landlord Letter of Credit, in the maximum amount of $1 million; and (iii) any outstanding term loans, of which there were none due to repayment in 2019. The Revolver had an original maturity date three years from the effective date, or November 13, 2021.

As of July 31, 2020, the Company was in violation of a financial covenant under its SVB Loan Agreement. Additionally, due to the untimely filing of our second quarter Form 10-Q with the SEC, the Company was in default under the SVB Loan Agreement. During September 2020, the Company paid down the outstanding Revolver balance of $3.4 million in full and transferred $0.35 million into a restricted cash money market account with SVB to serve as collateral for the Company’s letters of credit supporting its leased facilities. Prior to September 2020, the collateral for the letters of credit was accounted for as a reduction in the availability under the Revolver. As of September 30, 2020 there was no balance outstanding on the Revolver. SVB agreed to forebear from exercising its rights and remedies with respect to the default on October 19, 2020.

During October 2020, the Company entered into the Second Amendment with SVB, adding the Company’s subsidiary, IPS as a borrower thereunder and granting SVB a continuing lien upon and security interest in all of the assets of IPS (See Note 19, Subsequent Events).

Under the terms of the SVB Loan Agreement, the Company was required to maintain at all times an Adjusted Quick Ratio of at least 1.15 to 1.0. SVB waived the Company’s failure to comply with such requirement for the months ended July 31, 2020 and August 31, 2020 and agreed to forebear financial covenant testing while the Revolver was not drawn. With respect to any principal amount that was outstanding under the Revolver, the Second Amendment increased the floating per annum rate of interest to the greater of (A) one percent (1.0%) above the Prime Rate (as defined in the SVB Loan Agreement) and (B) four and one-quarter of one percent (4.25%). Prior to the Second Amendment, such interest accrued at a rate equal to one-half of one percent (0.50%) above the Prime Rate.

The Company had been in compliance with the terms of the SVB Loan Agreement through the date of termination of the SVB Loan Agreement.

15.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table represents cash flows used in the Company’s discontinued operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019
	(unaudited)
Net cash used in operating activities of discontinued operations	$-	$(30)

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

Supplemental Disclosures of Non Cash Activities

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
	(unaudited)
Operating
Adoption of ASC 842 - right of use asset	$-	$2,449
Adoption of ASC 842 - operating lease liability	$-	$2,536
Prepaid stock grants issued to vendors	$-	$72
Taxes accrued for repurchase of restricted shares	$49	$-
Investing
Preferred Stock Deemed Dividend	$3,033	$-
Excess consideration note	$-	$6,822

16.	EQUITY

Preferred Stock Issuance: Securities Purchase and Exchange Agreement

On January 10, 2020, the Company entered into a Securities Purchase and Exchange Agreement (the “Securities Purchase and Exchange Agreement”) with 1315 Capital and Ampersand 2018 Limited Partnership (“Ampersand” and, together with 1315 Capital, the “Investors”) pursuant to which the Company agreed to sell to the Investors an aggregate of $20.0 million in Series B Preferred Stock of the Company, at an issuance price per share of $1,000. Pursuant to the Securities Purchase and Exchange Agreement, 1315 Capital agreed to purchase 19,000 shares of Series B Preferred Stock at an aggregate purchase price of $19.0 million and Ampersand agreed to purchase 1,000 shares of Series B Preferred Stock at an aggregate purchase price of $1.0 million.

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

In April 2020, the Company entered into support agreements with each of the Series B Investors, pursuant to which Ampersand and 1315 Capital, respectively, consented to, and agreed to vote (by proxy or otherwise), all shares of Series B Preferred Stock registered in its name or beneficially owned by it and/or over which it exercises voting control as of the date of the Support Agreement and any other shares of Series B Preferred Stock legally or beneficially held or acquired by such Series B Investor after the date of the Support Agreement or over which it exercises voting control, in favor of any Fundamental Action desired to be taken by the Company as determined by the Board. For purposes of each Support Agreement, “Fundamental Action” means any action proposed to be taken by the Company and set forth in Section 4(d)(i), 4(d)(ii), 4(d)(v), 4(d)(vi), 4(d)(viii) or 4(d)(ix) of the Certificate of Designation of Series B Preferred Stock or Section 8.5.1.1, 8.5.1.2, 8.5.1.5, 8.5.1.6, 8.5.1.8 or 8.5.1.9 of the Amended and Restated Investor Rights Agreement. The support agreement between the Company and Ampersand was terminated by mutual agreement on July 9, 2020; however, the support agreement entered into with 1315 Capital remains in effect.

ATM arrangement

On September 20, 2019, the Company entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc., as Agent, pursuant to which the Company may, from time to time, issue and sell shares of its Common Stock, at an aggregate offering price of up to $4.8 million (the “Shares”) through the Agent. Under the terms of the Equity Distribution Agreement, the Agent may sell the Shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”).

Subject to the terms and conditions of the Equity Distribution Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares and may, at any time, suspend sales under the Equity Distribution Agreement or terminate the Equity Distribution Agreement in accordance with its terms. The Company has provided the Agent with customary indemnification rights, and the Agent will be entitled to a fixed commission of 3.0% of the aggregate gross proceeds from the Shares sold. The Equity Distribution Agreement contains customary representations and warranties and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. As of September 30, 2020, approximately 178,000 shares have been sold for net proceeds to the Company of approximately $0.7 million.

As a result of the January 10, 2020 Securities Purchase and Exchange Agreement, additional Shares may no longer be sold under the ATM arrangement without a majority approval by the holders of the Series B Preferred Stock in accordance with the Amended and Restated Investor Rights Agreement entered into on that date. In addition, if our common stock is delisted by Nasdaq due to our failure to meet minimum stockholders’ equity requirements, we may no longer be eligible to sell under the Equity Distribution Agreement as well. See Note 19, Subsequent Events. Further, upon the filing of our Form 10-K for the year ended December 31, 2020, we will no longer remain eligible to use Form S-3 and therefore we will lose our ability to sell Shares under the Equity Distribution Agreement.

INTERPACE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

17.	WARRANTS

Warrants outstanding and warrant activity for the three- and nine-months ended September 30, 2020 are as follows:

Description	Classification	Exercise Price	Expiration Date	Warrants Issued	Balance December 31, 2019	Warrants Cancelled/Expired	Balance September 30, 2020

Private Placement Warrants, issued January 25, 2017	Equity	$46.90	June 2022	85,500	85,500		85,500
RedPath Warrants, issued March 22, 2017	Equity	$46.90	September 2022	10,000	10,000		10,000
Underwriters Warrants, issued June 21, 2017	Liability	$13.20	December 2022	57,500	53,500		53,500
Base & Overallotment Warrants, issued June 21, 2017	Equity	$12.50	June 2022	1,437,500	870,214		870,214
Vendor Warrants, issued August 6, 2017	Equity	$12.50	August 2020	15,000	15,000	(15,000)	-
Warrants issued October 12, 2017	Equity	$18.00	April 2022	320,000	320,000		320,000
Underwriters Warrants, issued January 25, 2019	Equity	$9.40	January 2022	65,434	65,434		65,434

				1,990,934	1,419,648	(15,000)	1,404,648

18.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which changes the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs should be presented accordingly as other assets, current and non-current on the balance sheet and expensed over the term of the hosting arrangement. The Company adopted this pronouncement on January 1, 2020 and the impact was not material to the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies are required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. The Company adopted this pronouncement on January 1, 2020 and the impact was not material to the Company’s Consolidated Financial Statements.

Accounting Pronouncements Pending Adoption

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

Change in Officers

On November 23, 2020, in connection with his retirement, Jack E. Stover announced his decision to resign as President, Chief Executive Officer, and member of the Board of Directors of the Company, effective December 1, 2020. On that same date, the Board appointed Mr. Thomas W. Burnell as the Company’s successor President and Chief Executive Officer and nominated and elected him as a member of the Board, in each case effective December 1, 2020.

In connection with the appointment as President and Chief Executive Officer, the Company entered into an employment agreement with Mr. Burnell who will serve as Chief Executive Officer of the Company for a term of three years, with automatic extension for one year renewal periods unless either the Company or Mr. Burnell elects not to renew at least 60 days prior to the end of the then-current term. The Company agreed to pay to him a base salary of $425,000 annually during the initial term, with potential for increase after the first year of employment in the sole discretion of the Company’s Compensation and Management Development Committee. He is also eligible to receive additional annual incentive compensation with an annual target of up to 50% of the base salary. He was also awarded 100,000 RSUs which vest in equal installments over three years and 125,000 performance based RSUs which are eligible to vest on the day following a 30 calendar day period in which, for each trading day of such period, a share of Common Stock has a closing per share price of at least $11.34

In connection with Mr. Stover’s resignation, the Company entered into a Separation and Consulting Agreement and General Release. The Stover Separation and Consulting Agreement supersedes the Stover Amended and Restated Employment Agreement. Under the terms of the Stover Separation and Consulting Agreement, the Company agrees to provide to Mr. Stover, upon fulfilment of certain conditions such as compliance with the Restrictive Covenants (as discussed below): (i) cash payments equal to $477,405, payable in equal installments over twelve months in accordance with the Company’s standard payroll practices; (ii) full acceleration of any non-qualified options and RSUs that are outstanding as of December 31, 2020 and that would have time-vested prior to December 31, 2022; (iii) a lump sum payment of $286,443, payable on the Company’s first payroll period of January 2022; and (iv) a fully vested nonqualified stock option to purchase 43,750 shares of Common Stock with a per-share exercise price of $6.00, exercisable until the tenth anniversary of the grant date and governed by the terms of the Plan and the Company’s form of Stock Option Grant Notice and Stock Option Agreement thereunder

Financial Restatements

On January 19, 2021, the Company filed amended consolidated financial statements for the years ended December 31, 2019 and the quarters ended March 31, 2020 and June 30, 2020 with the SEC. As such, the consolidated financial statements contained in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2014, 2015, 2016, 2017, 2018, and 2019, as well as the consolidated financial statements contained in the Quarterly Reports on Form 10-Q for the each quarterly period within those fiscal years as well as the quarterly periods ended March 31, 2020 and June 30, 2020, should no longer be relied upon. The impact of the restated financials is reflected in the consolidated financial statements issued herein. See our Explanatory Note in the beginning of this Form 10-Q for a summary of the financial impact.

Untimely SEC Filing and Nasdaq Notification of Compliance

The Company was unable to timely file its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020. On August 18, 2020, the Company was notified by Nasdaq that it was in non-compliance with Listing Rule 5250(c)(1), which requires the timely filing of periodic financial statements. On October 21, 2020, the Company received confirmation from Nasdaq that it regained compliance with the listing rule following the filing of the 10-Q for the period ended June 30, 2020 on October 19, 2020.

On November 17, 2020, the Company filed Form 12b-25 with the SEC, which stated that the Company was unable to file timely its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 due to the evaluation of its Barrett’s intangible asset for impairment and possible prior period adjustments to amortization expense. The Company could not complete its analysis by the SEC filing deadline. On November 18, 2020, the Company was notified by Nasdaq that it is in non-compliance with Listing Rule 5250(c)(1), which requires the timely filing of periodic financial statements. The Company was provided 60 days to submit its plan to show compliance with the filing requirement. Upon the filing of this Form 10-Q with the SEC, the Company believes it will have remedied the Nasdaq non-compliance issue due to the untimely filing.

Nasdaq Minimum Stockholders’ Equity Requirement

On October 21, 2020, the Company received notice from Nasdaq indicating that the Company was not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market, under Nasdaq Listing Rule 5550(b)(1), because the Company’s stockholders’ equity of approximately $1.7 million as reported in the 10-Q for the period ended June 30, 2020 was below the required minimum of $2.5 million. Due to the asset impairment and additional amortization expense reflected in the Company’s amended Form 10-K and Form 10-Q’s, the Company’s stockholders’ equity balance at September 30, 2020 was approximately ($21.8) million. The decrease in the Company’s stockholders’ equity resulting from the impairment and additional amortization expense will make it more difficult for the Company to comply with Nasdaq minimum stockholders’ equity requirements.

The Company was granted 45 calendar days, or through December 7, 2020, to submit to Nasdaq a plan to regain compliance with the listing requirement. If Nasdaq accepts the Company’s plan, Nasdaq may grant an extension of up to 180 calendar days from October 21, 2020, or through Tuesday, April 20, 2021, to regain compliance. If Nasdaq does not accept the Company’s plan, the Company will have the right to request a hearing before an independent Nasdaq Hearings Panel. A hearing request would stay any suspension or delisting action pending the conclusion of the hearings process.

A plan was filed with Nasdaq in December 2020. However, there can be no assurance that Nasdaq will accept the Company’s plan or that the Company will be able to regain compliance or maintain compliance with any other Nasdaq requirement in the future.

Second Amendment and Termination of SVB Loan Agreement

On October 19, 2020, the Company entered into the Second Amendment, which amended the SVB Loan Agreement.

Under the terms of the Second Amendment, IPS joined the SVB Loan Agreement as a borrower and granted SVB a continuing lien upon and security interest in all of the assets of IPS. Additionally, SVB waived certain existing or potential defaults under the SVB Loan Agreement, including the Company’s failure to meet certain financial covenants (specifically, the adjusted quick ratio requirement) for the months ended July 31, 2020 and August 31, 2020 and the Company’s reporting requirements under the SVB Loan Agreement. SVB agreed to forebear from exercising its rights and remedies in connection with the Company’s reporting requirements until the earlier to occur of (a) the occurrence of any event of default (as defined in the SVB Loan Agreement) other than any arising due to the Company’s reporting requirements which were waived by SVB, or (b) December 31, 2020.

The Second Amendment also modified the SVB Loan Agreement to, among other things, a) exclude compliance by the Company with the adjusted quick ratio covenant requirement for the month of October 2020 as well as any month thereafter prior to the Funding Date of the first Advance (in each case, as defined in the SVB Loan Agreement), if any, b) require delivery of certain insurance policy endorsements which have been provided by the Company, c) increase the maximum aggregate amount utilized for the issuance of the Letter of Credit by SVB in favor of the Company’s landlord for its Pittsburgh, Pennsylvania laboratory facility from $250,000 to $1,000,000, and d) increase the floating annual rate of interest on any principal amount outstanding under the Revolver to the greater of (A) one percent (1.0%) above the Prime Rate (as defined in the SVB Loan Agreement) and (B) four and one-quarter of one percent (4.25%). Prior to the Second Amendment, such interest accrued at a rate equal to one-half of one percent (0.50%) above the Prime Rate.

The Second Amendment provided that any future Credit Extension (as defined in the SVB Loan Agreement) by SVB to the Company will be made in SVB’s sole and absolute discretion. The Company agreed to reimburse SVB for all out-of-pocket reasonable and documented legal fees and expenses incurred in connection with the Second Amendment.

On January 5, 2021, the Company terminated the SVB Loan Agreement in accordance with the terms of the agreement. In connection with the termination, SVB waived its right to any termination fees and released its security interest in the assets of the Company.

Secured Promissory Notes

On January 7, 2021, the Company entered into promissory notes with Ampersand, in the amount of $3 million, and 1315 Capital, in the amount of $2 million, respectively (together, the “Notes”) and a related security agreement (the “Security Agreement”).

Ampersand holds 28,000 shares of the Company’s Series B Convertible Preferred Stock, which are convertible from time to time into an aggregate of 4,666,666 shares of our Common Stock, and 1315 Capital holds 19,000 shares of the Company Series B Convertible Preferred Stock, which are convertible from time to time into an aggregate of 3,166,668 shares of our Common Stock. On an as-converted basis, such shares would represent approximately 39.3% and 26.7% of our fully-diluted shares of Common Stock, respectively. In addition, pursuant to the terms of the Series B Convertible Preferred Stock certificate of designation and an amended and restated investor rights agreement among the Company and Ampersand and 1315 Capital, they each have the right to (1) approve certain of our actions, including our borrowing of money and (2) designate two directors to our Board of Directors. As a result, the Company considers the Notes and Security Agreement to be a related party transaction.

The rate of interest on the Notes is equal to eight percent (8.0%) per annum and their maturity date is the earlier of (a) June 30, 2021 and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Notes. No interest payments are due on the Notes until their maturity date. All payments on the Notes are pari passu.

In connection with the Security Agreement, the Notes are secured by a first priority lien and security interest on substantially all of the assets of the Company. Additionally, if a change of control of the Company occurs (as defined in the Notes) the Company is required to make a prepayment of the Notes in an amount equal to the unpaid principal amount, all accrued and unpaid interest, and all other amounts payable under the Notes out of the net cash proceeds received by the Company from the consummation of the transactions related to such change of control. The Company may prepay the Notes in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid together with accrued interest thereon to the date of prepayment. No prepaid amount may be re-borrowed.

The Notes contain certain negative covenants which prevent the Company from issuing any debt securities pursuant to which the Company issues shares, warrants or any other convertible security in the same transaction or a series of related transactions, except that Company may incur or enter into any capitalized and operating leases in the ordinary course of business consistent with past practice, or borrowed money or funded debt in an amount not to exceed $4.5 million (the “Debt Threshold”) that is subordinated to the Notes on terms acceptable to Ampersand and 1315 Capital; provided, that if the aggregate consolidated revenue recognized by the Company as reported on Form 10-K as filed with the SEC for any fiscal year ending after January 10, 2020 exceeds $45 million dollars, the Debt Threshold for the following fiscal year shall increase to an amount equal to: (x) ten percent (10%); multiplied by (y) the consolidated revenue as reported by the Company on Form 10-K as filed with the SEC for the previous fiscal year.

INTERPACE BIOSCIENCES, INC

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are not historical facts, including statements about our plans, objectives, beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “intends,” “projects,” “should,” “could,” “may,” “will” or similar words and expressions. These forward-looking statements are contained throughout this Form 10-Q.

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	material adverse impact of Coronavirus (COVID-19) pandemic due to the slowdown in demand for our clinical services and pharma services, a reduction in samples received and testing volume and delayed third party collections and other factors;

●	the substantial doubt about our ability to continue as a going concern due to our history of operating losses, declining cash position and other liquidity factors, which in the absence of additional short term financing may cause us to cease or scale back operations;

●	the limited revenue generated by our clinical services and pharma services;

●	we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability;

●	our limited operating history, the limited revenue generated from our business thus far and our fluctuating quarterly and annual revenue and operating results, including as a result of how we recognize revenue;

●	our ability to timely file our SEC reports the failure of which could result in a delisting from Nasdaq, and loss of eligibility for certain registration statements and exemptions for resales;

●	the failure to meet Nasdaq minimum stockholders’ equity requirement as of June 30, 2020 resulting in a letter from Nasdaq notifying us of the failure to meet this listing requirement and commencing procedures to potentially delist our Common Stock from Nasdaq, as well as the increased difficulty in meeting the minimum stockholders’ equity requirement as a result of the impairment charge, which delisting (if effected) could lead to a possible reduced stock price, potentially causing difficulty raising additional capital or debt, and also resulting in the loss of exemptions from various state securities laws;

●	we generally depend on sales and reimbursements from our clinical services for more than 50% of our revenue; the ability to continue to generate sufficient revenue from these and other products and/or solutions that we develop in the future is important for our ability to meet our financial and other targets;

●	we rely on third parties to process and transmit claims to payers for our clinical services, and any delay, data loss, or other disruption in processing or transmitting could have an adverse effect on our revenue and financial condition;

●	our ability to utilize our commercial and operating experience to sell our clinical and pharma services;

●	our ability to compete successfully in the markets that our clinical services and pharma services operate in;

INTERPACE BIOSCIENCES, INC

●	our ability to obtain, retain and increase sufficient levels of third-party reimbursement for our clinical services tests in a changing and challenging reimbursement environment, including our current dependence on a concentrated number of third-party payers, the lack of timeliness of their payments and the potential failure of such payments to ever occur;

●	our billing practices and those of our third-party billing providers that can impact our ability to effectively bill and collect on claims for the sale of our clinical tests;

●	our revenue recognition is based, in part, on our estimates for future collections and such estimates may prove to be incorrect;

●	a deterioration in the collectability of our accounts receivable could have a material adverse effect on our business, financial condition and results of operations;

●	the inability to finance our business on acceptable terms in the future may limit the ability to grow our business, develop and commercialize products and services, develop and commercialize new molecular clinical service solutions and technologies and expand our pharma services offerings;

●	we have issued convertible preferred stock, and may issue additional convertible preferred stock in the future, that includes terms that may dilute our Common Stock;

●	the concentration of our ownership in two private equity firms and their affiliates that control, on an as-converted basis, 66% of our fully diluted outstanding shares of Common Stock through their holdings of Series B Preferred Stock, as well as their corresponding designation rights for a majority of our directors and their right to approve certain of our actions, has resulted in these stockholders having a substantial influence on our business decisions;

●	as billing for our clinical services tests is complex, we must dedicate substantial time and resources to its invoicing process and are continuously taking measures to improve the success of our accounts receivable collection activities;

●	we depend upon a small number of payers for a significant portion of our clinical services and could experience a decline in revenue, as well as a compromise to our commercial success, should one or more of these payers stop, delay or decrease reimbursement payments;

●	if payers do not provide reimbursement, rescind or modify their reimbursement policies or delay payments for our clinical services, we could experience a decline in revenue and our commercial success could be compromised;

●	the development of new tests, products and related services and solutions typically requires a lengthy, complex and costly process and development activities could prove unsuccessful or yield uncertain results;

●	the effect of potential adverse findings, including potential laboratory shut downs, resulting from regulatory audits and inspections of our facilities, as well as our billing and payment practices, and the impact such adverse findings could have on our continuing business operations;

●	a decline in demand for our clinical services tests and/or our pharma services products;

●	the failure of our products and services to perform as forecast;

●	customer claims against us asserting inaccurate results from our clinical services tests or our pharma services products;

INTERPACE BIOSCIENCES, INC

●	our obligations to make royalty and milestone payments to our licensors;

●	our ability to obtain the data and samples that are needed to perform the clinical studies that will enable us to publish data demonstrating the clinical relevance and value of our clinical services tests, including to support sufficient levels of third-party reimbursement;

●	our dependence on third parties for the supply of some of the materials used in our clinical and pharma services tests;

●	our ability to successfully scale our operations, which could potentially result in delays in providing test results or in shortages for our tests and services;

●	our ability to develop or acquire tests, services or solutions;

●	the ability of our clinical services to enter into collaborations with highly regarded institutions;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (“LDTs”), pricing of our tests and services and patient access limitations;

●	if we fail to comply with Federal, State and foreign laboratory licensing requirements, we could lose the ability to perform our tests resulting in disruptions to our business;

●	legislation reforming the U.S. healthcare system;

●	a failure to comply with Federal and State laws and regulations pertaining to our billing practices could result in our being excluded from participation in Medicare, Medicaid or other governmental payer programs and/or significant monetary fines;

●	our ability to comply with U.S. fraud and abuse laws, as well as payer regulations, could result in our being excluded from participation in Medicare, Medicaid or other governmental payer programs and/or significant monetary fines;

●	compliance with numerous statutes and regulations pertaining to our business;

●	the effect of The Eliminating Kickbacks in Recovery Act of 2018 to the extent that it could negatively impact our ability to incentivize our sales personnel;

●	our ability to realize all of the anticipated benefits of the acquisition of our pharma services or those benefits, if any, taking longer to realize than was forecasted;

●	if pharmaceutical and biotech companies, universities and contract research organizations performing clinical trials decide not to use our tests and services, we may be unable to generate sufficient revenue to sustain our pharma services;

●	if we fail to perform our pharma services in accordance with contractual and regulatory requirements, and ethical considerations, we could be subject to significant costs, legal liabilities and could experience a decline in revenue;

●	our ability to attract and retain key employees and management personnel;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our limited experience in marketing and selling our products;

INTERPACE BIOSCIENCES, INC

●	the ability of our clinical services tests to be successfully embraced by physicians and members of the medical community who have historically used traditional methods to diagnose gastrointestinal and endocrine cancers;

●	our ability to effectively compete against competitors that offer product lines that extend beyond the clinical services testing market, that have greater brand recognition and that possess greater financial resources;

●	our ability to license rights to use emerging technologies that will enhance our ability to commercialize new products and services;

●	the potential for liabilities or restraints on our business as a result of unanticipated, future litigation, as well as our potential inability to enforce legal judgments or collect monetary damages awarded in our favor;

●	the adverse impact of force majeure events, including but not limited to acts of nature, adverse weather conditions, hurricanes and floods, epidemics and pandemics upon our business and the ability of our suppliers to provide us with critical materials and services;

●	our use of hazardous materials;

●	the susceptibility of our information systems to security breaches, loss of data and other disruptions;

●	catastrophic loss of our laboratories;

●	our ability to obtain and maintain sufficient qualified laboratory space to meet the processing needs of our business, as well as our ability to pass regulatory inspections and continue to be Clinical Laboratory Improvement Amendments (“CLIA”) and the College of American Pathologists certified or accredited;

●	compliance with the U.S. Foreign Corrupt Practices Act and anti-bribery laws;

●	our ability to respond to rapid scientific changes in the areas in which we operate;

●	our compliance with our license agreements and our ability to protect and defend our intellectual property rights;

●	patent infringement claims against us;

●	changes in U.S. and global patent law;

●	tax reform legislation;

●	stock dilution;

●	changes in financial accounting standards or practices;

●	exposure to international law, regulations and risk as a result of international expansion;

●	we may acquire businesses or assets or make investments in other companies or testing, service or solution technologies that could negatively impact the results of business operations, dilute our stockholders’ ownership, increase our debts and/or cause us to incur significant expenses;

●	the potential impact of existing and future contingent liabilities on our financial condition;

●	the results of any future impairment testing for intangible assets as required under U.S. generally accepted accounting principles (“GAAP”);

INTERPACE BIOSCIENCES, INC

●	our ability to remediate material weaknesses in internal controls and to maintain and implement effective internal controls over financial reporting, especially as we are consolidating operations;

●	if our information technology or communications systems fail or we experience a significant interruption in their operation, our reputation, business and results of operations could be materially and adversely affected;

●	the impact of future issuances of debt, common and preferred shares on stockholders’ interest and stock price;

●	our ability to report financial results on a timely and accurate basis;

●	our ability to manage our growth or unexpected declines;

●	uncertainty regarding the regulatory obligations related to our receipt of $650,000 funding for COVID-19 testing;

●	the potential impact of the relocation of our laboratory activities from Rutherford, NJ facility to our North Carolina facility upon ongoing customer clinical trials if revalidation is delayed with respect to the new site;

●	the impact of costs associated with expanding our laboratory capabilities in North Carolina in connection with the relocation of operations from Rutherford, NJ, as well as the potential for loss of customers as a result of this relocation;

●	our ability to efficiently execute and complete the planned laboratory transition from Rutherford, NJ to North Carolina on a timely basis and within our forecasted costs;

●	potential loss of personnel that are uniquely qualified to perform the breadth of specialty testing and lab applications necessary for developing customized assays in our pharma services;

●	potential legal liabilities related to our employees, contractors and other third parties asserting claims for damages arising from workplace exposure to certain infectious agents, including but not limited to the COVID-19 virus;

●	the possibility that we may have to cease laboratory operations at one or more facilities for an undefined period of time due to the contraction of COVID-19 by persons that have been in such facilities, resulting in our inability to satisfy contractual obligations, a loss of revenue and other potential legal liabilities;

●	certain payors may decline to reimburse us for services rendered and billed using new billing codes currently in use with Medicare;

●	the inability to charge and collect payment for the Company’s serology antibody ELISA test for COVID-19 or the inability to coordinate the technology with a polymerase chain reaction test;

●	the inability to raise capital in the future under the terms of our preferred stock arrangement could result in a Nasdaq market delisting and possibly in the Company seeking creditor protection pursuant to U.S. bankruptcy laws;

●	the inability by the Company to consolidate its multiple LIM’s programs into one functioning LIM’s program in the North Carolina laboratory could negatively impact the operations of our pharma services;

●	the risk of a breach of proprietary or confidential data, regulated data, and personal information of employees, customers and others; successful breaches, employee malfeasance, or human or technological error that could result in, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service, as well as legal consequences under Federal, state and other applicable laws and regulations;

●	the risk and cost associated with whistleblower threats, interventions and lawsuits on our business and the cost of responding to such matters;

●	our ability to respond to rapid scientific change;

●	the risk of liability in conducting clinical trials and the sufficiency of our insurance to cover such claims;

●	our ability to implement our business strategy;

●	Food and Drug Administration (“FDA”) regulation of LDTs;

●	our ability to integrate future acquisitions and costs related to such acquisitions;

●	our ability to hire and retain sufficient managerial, sales, clinical and other personnel to meet our needs; and

●	our ability to successfully scale our business, including expanding our facilities, our backup systems and infrastructure.

INTERPACE BIOSCIENCES, INC

Please see Part I – Item 1A – “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on April 22, 2020, as amended on May 29, 2020 and January 19, 2021, as well as other documents we file with the SEC from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

During fiscal 2019, in connection with the acquisition of our Pharma Services, an affiliate of Ampersand Capital Partners, one of the leading private equity firms in the diagnostic/biopharma sector, agreed to invest $27 million in us in exchange for two tranches of newly issued convertible preferred stock. This was followed in 2020 by agreements with investors, led by 1315 Capital, another sophisticated private equity investor, to invest an additional $20 million in us. We believe that the combination of our clinical services and acquired pharma services uniquely positions us for growth and expansion in the fast-growing biopharma sector, where we can provide our unique diagnostic capabilities to a broad customer base.

Impact of COVID-19 pandemic

We have taken what we believe are necessary precautions to safeguard our employees from the COVID-19 pandemic. We continue to follow CDC guidance and the recommendations and restrictions provided by state and local authorities. The majority of our employees who do not work in a lab setting are currently able to successfully work remotely. While a number of employees were furloughed most have returned to work. Our labs require in-person staffing and we have been able to continue to operate our labs, minimizing infection risk to lab staff through a combination of social distancing and appropriate protective equipment. There can be no assurance, however, that key employees will not become ill or that we will able to continue to operate our labs successfully.

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

We have developed and validated a serology antibody ELISA testing for COVID-19 at our CLIA lab in Pittsburgh, PA. We have acquired acceptable kits and reference samples and are now offering this test to employees and select customers. Our serological, or antibody test measures antibodies present in the blood. In response to an infection, such as COVID-19, the body develops an overall immune response to fight the infection. One component of the immune system’s response is the development of antibodies that attach to the virus and help eliminate it. Antibody tests detect the body’s immune response to the infection caused by the virus rather than detecting the virus itself. The FDA has issued guidance allowing companies to market serological tests that have been validated following notification to FDA. Validated antibody tests offered under the policy should, among other things, include language within test reports cautioning that negative results do not rule out COVID-19 infection and that follow-up testing with a molecular diagnostic should be considered to rule out infection. We do not expect to generate any significant revenue from these efforts at this time.

INTERPACE BIOSCIENCES, INC

Additional Reimbursement Coverage and Price Increase During 2020 and 2021

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

●

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

●	In December 2020, we executed an agreement with Regence Blue Cross Blue Shield of Washington State, Utah, Oregon, and Idaho.

●	In December 2020, we executed an agreement with HealthNow New York, parent company of Blue Cross Blue Shield of Western New York, and Blue Cross Blue Shield of Northeastern New York.

●	In December, 2020, we executed an agreement with Florida Blue/Blue Cross Blue Shield of Florida, which was effective January 1, 2021.

●	In December 2020, Medicare increased pricing for our ThyGeNEXT® test from $600 to $2,900. We began realizing reimbursement at the higher rate starting in January 2021.

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

Condensed Consolidated Results of Continuing Operations for the Quarter Ended September 30, 2020 Compared to the Quarter Ended September 30, 2019 (unaudited, in thousands)

	Three Months Ended September 30,
	2020	2020	2019	2019

Revenue, net	$8,248	100.0%	$7,725	100.0%
Cost of revenue	5,194	63.0%	4,835	62.6%
Gross profit	3,054	37.0%	2,890	37.4%
Operating expenses:
Sales and marketing	2,699	32.7%	2,757	35.7%
Research and development	763	9.3%	857	11.1%
General and administrative	4,482	54.3%	4,492	58.1%
Acquisition related expense	-	0.0%	838	10.8%
Acquisition amortization expense	1,115	13.5%	1,079	14.0%
Total operating expenses	9,059	109.8%	10,023	129.7%

Operating loss	(6,005)	-72.8%	(7,133)	-92.3%
Interest accretion	(138)	-1.7%	(111)	-1.4%
Other income (expense), net	(12)	-0.1%	(135)	-1.7%
Loss from continuing operations before tax	(6,155)	-74.6%	(7,379)	-95.5%
Provision for income taxes	14	0.2%	9	0.1%
Loss from continuing operations	(6,169)	-74.8%	(7,388)	-95.6%

Loss from discontinued operations, net of tax	(65)	-0.8%	(58)	-0.8%

Net loss	$(6,234)	-75.6%	$(7,446)	-96.4%

Revenue, net

Consolidated revenue, net for the three months ended September 30, 2020 increased by $0.5 million, or 7%, to $8.2 million, compared to $7.7 million for the three months ended September 30, 2019. The increase in net revenue was largely driven by higher clinical volumes and increased reimbursement rates.

Cost of revenue

Consolidated cost of revenue for the three months ended September 30, 2020 was $5.2 million, as compared to $4.8 million for the three months ended September 30, 2019. As a percentage of revenue, cost of revenue was approximately 63% for both the three months ended September 30, 3020 and September 30, 2019.

INTERPACE BIOSCIENCES, INC

Gross profit

Consolidated gross profit was approximately $3.1 million for the three months ended September 30, 2020 and $2.9 million for the three months ended September 30, 2019. The gross profit percentage was approximately 37% for both the three months ended September 30, 3020 and September 30, 2019.

Sales and marketing expense

Sales and marketing expense was approximately $2.7 million for the three months ended September 30, 2020 and $2.8 million for the three months ended September 30, 2019. As a percentage of revenue, sales and marketing expense decreased to 33% from 36% in the comparable prior year period.

Research and development

Research and development expense was $0.8 million for the three months ended September 30, 2020 and $0.9 million for the three months ended September 30, 2019 due to lower professional services costs in the quarter. As a percentage of revenue, research and development expense decreased to 9% from 11% in the comparable prior year period.

General and administrative

General and administrative expense was approximately $4.5 million for both the three months ended September 30, 2020 and for the three months ended September 30, 2019.

Acquisition related expense

During the three months ended September 30, 2019 we incurred approximately $0.8 million in expenses related to the acquisition of our pharma services in 2019. We did not incur any acquisition related expenses during the three months ended September 30, 2020.

Acquisition amortization expense

During the three months ended September 30, 2020 and September 30, 2019, we recorded amortization expense of approximately $1.1 million, respectively in both periods, which is related to intangible assets associated with prior acquisitions.

Operating loss

Operating loss from continuing operations was $6.0 million for the three months ended September 30, 2020 as compared to $7.1 million for the three months ended September 30, 2019. The operating loss for 2020 included a $1.2 million benefit in the reversal of prior year’s bonus accrual. The operating loss for the three months ended September 30, 2019 also included $0.8 million in acquisition related expenses.

Provision for income taxes

Income tax expense was approximately $14,000 for the three months ended September 30, 2020 and $9,000 for the three months ended September 30, 2019. Income tax expense for both periods was primarily driven by minimum state and local taxes.

INTERPACE BIOSCIENCES, INC

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.1 million for the three months ended September 30, 2020 and a loss from discontinued operations of approximately $0.1 million for the three months ended September 30, 2019.

Condensed Consolidated Results of Continuing Operations for the Nine-Months Ended September 30, 2020 Compared to the Nine-Months Ended September 30, 2019 (unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2020	2019	2019

Revenue, net	$22,752	100.0%	$20,005	100.0%
Cost of revenue	15,156	66.6%	10,489	52.4%
Gross profit	7,596	33.4%	9,516	47.6%
Operating expenses:
Sales and marketing	6,776	29.8%	8,127	40.6%
Research and development	2,123	9.3%	2,032	10.2%
General and administrative	13,481	59.3%	9,613	48.1%
Acquisition related expense	-	0.0%	2,534	12.7%
Acquisition amortization expense	3,346	14.7%	2,874	14.4%
Total operating expenses	25,726	113.1%	25,180	125.9%

Operating loss	(18,130)	-79.7%	(15,664)	-78.3%
Interest accretion	(414)	-1.8%	(331)	-1.7%
Other (expense) income, net	473	2.1%	(12)	-0.1%
Loss from continuing operations before tax	(18,071)	-79.4%	(16,007)	-80.0%
Provision for income taxes	43	0.2%	19	0.1%
Loss from continuing operations	(18,114)	-79.6%	(16,026)	-80.1%

Loss from discontinued operations, net of tax	(194)	-0.9%	(51)	-0.3%

Net loss	$(18,308)	-80.5%	$(16,077)	-80.4%

Revenue, net

Consolidated revenue, net for the nine months ended September 30, 2020 increased by $2.7 million, or 14%, to $22.8 million, compared to $20.0 million for the nine months ended September 30, 2019. This increase was principally attributable to our acquisition of our pharma services in 2019. Our nine months revenue has been impacted by lower than expected clinical service volume from March through September 2020, which we believe has resulted from the temporary reduction in non-essential testing procedures in connection with the COVID-19 pandemic.

Cost of revenue

Consolidated cost of revenue for the nine months ended September 30, 2020 was $15.2 million, as compared to $10.5 million for the nine months ended September 30, 2019. As a percentage of revenue, cost of revenue increased to 67% for the nine months ended September 30, 2020 as compared to 52% in the comparable same period in 2019. This increase as a percentage of revenue can be primarily attributed to the lower margins associated with our pharma services and the decrease in revenue within clinical services.

INTERPACE BIOSCIENCES, INC

Gross profit

Consolidated gross profit was approximately $7.6 million for the nine months ended September 30, 2020 and $9.5 million for the nine months ended September 30, 2019. The gross profit percentage decreased from 48% in the first nine months of 2019 to 33% for the first nine months of 2020. This decrease can be attributed to the lower margins associated with our pharma services, as mentioned above, and the reduction in net revenue from clinical services.

Sales and marketing expense

Sales and marketing expense was $6.8 million for the nine months ended September 30, 2020, or 30% as a percentage of net revenue. For the nine months ended September 30, 2019, sales and marketing expense was $8.1 million, or 41% as a percentage of net revenue. The decrease in sales and marketing expense primarily reflects the slowdown of sales activity for clinical services due to the pandemic.

Research and development

Research and development expense was $2.1 million for the nine months ended September 30, 2020 and $2.0 million for the nine months ended September 30, 2019. As a percentage of revenue, research and development expense was approximately 9% for the nine months ended September 30, 2020 and 10% for the nine months ended September 30, 2019.

General and administrative

General and administrative expense for the nine months ended September 30, 2020 was $13.5 million as compared to $9.6 million for the nine months ended September 30, 2019. The increase was primarily attributable to costs associated with the acquired pharma services.

Acquisition related expense

During the nine months ended September 30, 2019 we incurred approximately $2.5 million in expenses related to the acquisition of our pharma services in 2019. We did not incur any acquisition related expenses during the nine months ended September 30, 2020.

Acquisition amortization expense

During the nine months ended September 30, 2020 and September 30, 2019, we recorded amortization expense of $3.3 million and $2.9 million, respectively, which is related to intangible assets associated with prior acquisitions. The increase is related to our acquisition of our pharma services in 2019 and the associated intangible assets.

Operating loss

Operating loss from continuing operations was $18.1 million for the nine months ended September 30, 2020 as compared to $15.7 million for the nine months ended September 30, 2019. The increase can be attributed to the operating loss associated with our pharma services as well as the reduced revenue and gross profit in our clinical services.

Provision for income taxes

Income tax expense was approximately $43,000 for the nine months ended September 30, 2020 and $19,000 for the nine months ended September 30, 2019. Income tax expense for both periods was primarily driven by minimum state and local taxes.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.2 million for the nine months ended September 30, 2020 and a loss from discontinued operations of approximately $0.1 million for the nine months ended September 30, 2019.

INTERPACE BIOSCIENCES, INC

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2020, we had an operating loss of $18.1 million. As of September 30, 2020, we had cash and cash equivalents of $5.3 million, total current assets of $17.6 million and current liabilities of $15.6 million. As of January 15, 2021, we had approximately $6.1 million of cash on hand, net of restricted cash.

During the nine months ended September 30, 2020, net cash used in operating activities was $12.4 million. The main component of cash used in operating activities was our net loss of $18.3 million which was partially offset by non-cash expenses of $4.9 million. During the nine months ended September 30, 2019, net cash used in operating activities was $12.6 million, all but $0.03 million of which was used in continuing operations. The main component of cash used in operating activities during the nine months ended September 30, 2019 was the net loss of $16.1 million.

For the nine months ended September 30, 2020, cash used in investing activities was $1.3 million, primarily related to capital expenditures associated with the moving of our Rutherford, New Jersey lab to North Carolina. For the nine months ended September 30, 2019, cash used in investing activities was $13.9 million, $13.8 million of which was used in our acquisition of the pharma services business.

For the nine months ended September 30, 2020, cash provided from financing activities was $16.7 million, $19.2 million which resulted from the issuance of preferred stock in January 2020 and $0.4 million from sales of Common Stock, partially offset by the repayment of $3.0 million of borrowed funds under our Revolver. For the nine months ended September 30, 2019, cash provided from financing activities was $22.8 million, $6.0 million of which resulted from the issuance of Common Stock in our underwritten public offering completed in January 2019, $13.1 million of which resulted from the issuance of preferred stock in July 2019, and $3.7 million of which resulted from our draw down of funds under our Revolver.

On January 5, 2021, the Company terminated its SVB Loan Agreement in accordance with the terms of the agreement. In connection with the termination, SVB waived its right to any termination fees and released its security interest in the assets of the Company. See Note 19, Subsequent Events.

On January 7, 2021, the Company entered into secured promissory notes in the amount of $3 million and $2 million with Ampersand and 1315 Capital, respectively. See Note 19, Subsequent Events.

As of July 31, 2020, the Company was in violation of a financial covenant under the SVB Loan Agreement. Additionally, due to the untimely filing of our second quarter Form 10-Q with the SEC, the Company was in default under the SVB Loan Agreement. During September 2020, the Company paid down the outstanding Revolver balance of $3.4 million in full and transferred $0.35 million into a restricted cash money market account with SVB to serve as collateral for the Company’s letters of credit supporting its facilities. Prior to September 2020, the collateral for the letters of credit was accounted for as a reduction in the availability under the Revolver. As of September 30, 2020, and through the date of termination of the SVB Loan Agreement, there was no balance outstanding on the Revolver. SVB agreed to forebear from exercising its rights and remedies with respect to the default on October 19, 2020 and the Company was in compliance with the terms of the SVB Loan Agreement through the date of its termination.

During October 2020, the Company had amended the SVB Loan Agreement, adding the Company’s subsidiary, IPS, as a borrower thereunder and granted SVB a continuing lien upon and security interest in all of the assets of IPS (See Note 19, Subsequent Events). Under the original terms of the SVB Loan Agreement, the Company covenanted to maintain at all times an Adjusted Quick Ratio of at least 1.15 to 1.0. SVB waived the Company’s failure to comply with such requirement for the months ended July 31, 2020 and August 31, 2020 and agreed to forebear financial covenant testing while the Revolver was not drawn. The Company did not draw down on the Revolver from the date of this waiver through the termination of the SVB Loan Agreement.

In September 2019, we entered into the Equity Distribution Agreement with Oppenheimer & Co. Inc., as Agent, pursuant to which we may, from time to time, issue and sell shares of our Common Stock in an aggregate offering price of up to $3.7 million through the Agent. During the nine months ended September 30, 2020, approximately 178,000 shares of common stock were sold for net proceeds of approximately $0.7 million. As a result of the preferred shares transaction mentioned below, additional shares may no longer be sold under the ATM arrangement without a majority approval by the holders of the preferred shares. In addition, if our Common Stock is delisted by Nasdaq due to our failure to meet minimum stockholders’ equity requirements, we may no longer be eligible to sell under the Equity Distribution Agreement as well. Further, upon the filing of our Form 10-K for the year ended December 31, 2020, we will no longer remain eligible to use Form S-3 and therefore we will lose our ability to sell Shares under the Equity Distribution Agreement.

In January 2020, we sold 20,000 preferred shares to investors, led by 1315 Capital, for net proceeds of approximately $19.2 million; see Note 16, Equity of the notes to the financial statements for more detail.

See Note 1, Overview, of the notes to the financial statements, regarding the potential adverse impact of the COVID-19 pandemic on our results of operations, cash flows and financial condition for the third quarter of fiscal 2020 and possibly beyond.

During April 2020, the Company applied for various federal stimulus grants and advances made available under Title 1 of the CARES Act. As of September 30, 2020, we received $2.1 million in advances under the CMS accelerated and advance payment program, as well as a $0.65 million grant from HHS. The CMS advance will be offset against future Medicare billings of the Company, and we applied the HHS grant in its entirety towards qualified second quarter expenses. These expenses related to lab equipment and supplies purchased to prevent, prepare for, and respond to coronavirus, including development of coronavirus and serology tests, as well as expenses that would have been covered by revenue lost to coronavirus during the second quarter.

INTERPACE BIOSCIENCES, INC

During April and early May 2020, the Company made payments totaling $888,000 to CGI for funds withheld from the Excess Consideration Note to satisfy certain adjustments and indemnification obligations under the Asset Purchase Agreement dated July 15, 2019.

The Company has and may continue to delay, scale-back, or eliminate certain of its activities and other aspects of its operations until such time as the Company is successful in securing additional funding. The Company is exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources. The future success of the Company is dependent upon its ability to obtain additional funding. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s cash and cash equivalents balance is decreasing and we will not generate positive cash flows from operations for the year ending December 31, 2020. We intend to meet our ongoing capital needs by using our available cash, including the Ampersand and 1315 Capital loans, as well as revenue growth and margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options.

In the event the Company’s Common Stock is delisted from Nasdaq due to its failure to meet minimum stockholders’ equity requirements, the Company’s ability to raise additional capital may be materially adversely impacted. In addition, the Company’s inability to use Form S-3 after it files its Form 10-K for the fiscal year ended December 31, 2020 may have an adverse impact on our ability to raise additional capital. There is no assurance we will be successful in meeting our capital requirements prior to becoming cash flow positive.

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

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Exchange Act the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020.

Reference should be made to our Form 10-K/A filed with the SEC on January 19, 2021 for additional information regarding discussion of the effectiveness of the Company’s controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

INTERPACE BIOSCIENCES, INC

Item 6. Exhibits

Exhibit No.	Description

10.1	Joinder and Second Loan Modification Agreement, dated October 19, 2020, by and among the Company, Interpace Diagnostics Corporation, Interpace Diagnostics, LLC, Interpace Pharma Solutions, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on October 23, 2020.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

+	Exhibits 32.1 and 32.2 are being furnished herewith and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference to any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

*	Filed herewith.

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

