Form 10-K
period 2020-12-31
INTERPACE BIOSCIENCES, INC.
filed 2021-04-01
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(855) 776-6419
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $18,588,761 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2021, 4,112,055 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the Registrant’s definitive proxy statement for the 2021 annual meeting of stockholders, or Proxy Statement, or will be included in an amendment hereto, to be filed within 120 days of the end of the fiscal year ended December 31, 2020. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Interpace Biosciences, Inc.

Annual Report on Form 10-K

FORWARD LOOKING STATEMENT INFORMATION

This Annual Report on Form 10-K, and the documents incorporated by reference in this document, our press releases and oral statements made from time to time by us or on our behalf, may contain “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (or the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this context, forward-looking statements are not historical facts and include statements about our plans, objectives, beliefs and expectations. Forward-looking statements include statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “seeks,” “plans,” “estimates,” “intends,” “projects,” “targets,” “should,” “could,” “may,” “will,” “can,” “can have,” “likely,” or the negatives thereof or other comparable words and expressions regarding beliefs, plans, expectations or intentions regarding the future, including risks relating to the continuing outbreak of the coronavirus (COVID-19). These forward-looking statements are contained throughout this Form 10-K, including, but not limited to, statements found in Part I – Item 1 – “Business” and Part II – Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	material adverse impact of Coronavirus (COVID-19) pandemic particularly during portions of 2020 due to the slowdown in demand for our clinical services and pharma services, a reduction in samples received and testing volume and delayed third party collections and other factors;

●	the substantial doubt about our ability to continue as a going concern due to our history of operating losses, declining cash position and other liquidity factors, which in the absence of additional short term financing may cause us to cease or scale back operations;

●	our expectations of future revenues, expenditures, capital or other funding requirements;

●	we generally depend on sales and reimbursements from our clinical services for more than 50% of our revenue; the ability to continue to generate sufficient revenue from these and other products and/or solutions that we develop in the future is important for our ability to meet our financial and other targets;

●	our revenue recognition is based, in part, on our estimates for future collections and such estimates may prove to be incorrect;

●	our ability to finance our business on acceptable terms in the future, which may limit the ability to grow our business, develop and commercialize products and services, develop and commercialize new molecular clinical service solutions and technologies and expand our pharma services offerings;

●	our obligations to make royalty and milestone payments to our licensors;

●	our dependence on third parties for the supply of some of the materials used in our clinical and pharma services tests;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (“LDTs”), pricing of our tests and services and patient access limitations;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our ability to implement our business strategy; and

●	the potential impact of existing and future contingent liabilities on our financial condition.

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

In this Form 10-K, references to “we,” “our,” “us,” “Interpace” and the “Company” refer to Interpace Biosciences, Inc., including consolidated subsidiaries as of December 31, 2020.

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
● Commercial laboratories
● Pathology groups

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Our clinical services’ customers consist primarily of physicians, hospitals, cancer centers, commercial laboratories, pathology groups and clinics. Our largest customer for ThyGeNEXT® and ThyraMIR® products in 2019 was Laboratory Corporation of America® or LabCorp. Our revenue channels include reimbursement by Medicare, Medicare Advantage, Medicaid, and direct client billings (for example, hospitals and clinics), and commercial payers such as Blue Cross Blue Shield, Aetna, Cigna, United Healthcare and others.

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

To optimize the operations of laboratory operations within our pharma services, during late 2020 and the first quarter of 2021, we transitioned activities from our Rutherford, NJ facility to our Morrisville, NC facility. We invested several million dollars to facilitate this relocation, including but not limited to the transfer of personnel, expansion of the Morrisville facility and validation of transferred processes. We believe that this investment will result in a reduction in future operating costs; however, it is not certain whether the transition will produce the predicted financial benefits.

Impact of COVID-19 pandemic on Fiscal 2020 Revenue

Our second quarter Fiscal 2020 revenues were impacted by lower than expected clinical service volume which we believe resulted from the pandemic-related temporary reduction in non-essential testing procedures. Our pharma services business also softened during the second quarter of 2020. During the third and fourth quarters of 2020, our clinical services business recovered to levels prior to the pandemic and our pharma services business was also recovering, but more slowly.

The continuing impact that the COVID-19 pandemic will have on our operations, including duration, severity and scope, remains uncertain and cannot be fully predicted at this time. Accordingly, we believe that the COVID-19 pandemic could continue to adversely impact our results of operations, cash flows and financial condition in the future.

Market Overview

Global Molecular Diagnostic Market

The global molecular diagnostics market is estimated to be approximately $8.6 billion in 2020 and is a segment within the estimated $83.3 billion in vitro diagnostics market in 2020 according to statistics from Kalorama Information, publisher of the Worldwide Market for In Vitro Diagnostic Tests.

The esoteric testing market size overall was valued at over $20 billion in 2018 and is expected to witness around 10.1% compounded annual growth rate (“CAGR”) from 2019 to 2025, according to a report published by Global Market Insights in May 2019. We believe that the specialty molecular diagnostics market offers significant growth and strong patient value given the substantial opportunity it affords to lower healthcare costs by helping to reduce unnecessary surgeries and ensuring the appropriate frequency of monitoring. We are keenly focused on growing our test volumes, securing additional insurance coverage and reimbursement, maintaining and growing our current reimbursement and supporting revenue growth for our molecular diagnostic tests, introducing related first line product and service extensions, as well as expanding our business by developing and promoting synergistic products in our markets. We also believe that BarreGEN® is a potentially significant pipeline product, and we are providing necessary resources to support the development process.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

We believe the total global clinical trial market to be approximately $47 billion with pharma services representing a large portion of this amount and being one of the fastest growing sectors of the broader based diagnostic marketplace.

United States Clinical Oncology Market

Despite many advances in the treatment of cancer, it remains one of the greatest areas of unmet medical need. In 2020, the World Health Organization attributed 10 million deaths globally to cancer, which is about one in six deaths. Within the United States, cancer is the second most common cause of death, exceeded only by heart disease, accounting for nearly one out of every four deaths. Of note, pancreatic cancer is now the fourth leading cause of cancer deaths in the United States. The Agency for Healthcare Research and Quality estimated that the direct medical treatment costs of cancer in the United States for 2015 were $80.2 billion. In the United States in 2020, it is expected that in total there will be approximately 1.8 million new cancer cases diagnosed, which is the equivalent of approximately 4,950 new cases each day, according to the North American Association of Central Cancer Registries’ (NAACCR) 2019 data. The incidence, deaths and economic loss caused by cancer are staggering. The following table published by The American Cancer Society shows estimated new cases and deaths in 2020 in the United States for selected major cancer types:

Cancer Type	Estimated New Cases	Estimated Deaths
Bladder	83,730	17,200
Breast (Female – Male)	281,550 – 2,650	43,600 – 530
Colon and Rectal (Combined)	149,500	52,980
Kidney (Renal Cell and Renal Pelvis)	76,080	13,780
Leukemia (All Type)	61,090	23,660
Liver and Intrahepatic Bile Duct	42,230	30,230
Lung (Including Bronchus)	235,760	131,880
Melanoma	106,110	7,180
Non-Hodgkin’s Lymphoma	81,560	20,720
Pancreatic	60,430	48,220
Prostate	248,530	34,130
Thyroid	44,280	2,200

References

1.	American Cancer Society: Cancer Facts and Figures 2021. Atlanta, GA: American Cancer Society, 2021. Also available online. Last accessed March 12, 2021.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Outside of the United States, particularly in potential target geographies of the European and Asia Pacific (“APAC”) regions, growth in the pharmaceuticals and clinical trials market is continuing. Growth in the European pharma market is anticipated to be driven largely by the United Kingdom, Germany, Spain, France and Italy. The size of this market is expected to grow 25% between 2017 and 2022, and is expected to account for nearly 70% of the European pharma market by 2022. Germany is forecasted to have the highest increase in market value during this 5-year span. APAC’s location provides access to large patient pools within favorable regulatory environments, and a strong intellectual property regime and available infrastructure. APAC accounts for about 19% of the global clinical trial share, and is expected to reach 30% in the next five years. CAGR for APAC CROs is over 20%, making it the fastest growing CRO market in the world.

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

Our Strategy

Previously we were exclusively a molecular diagnostic company focused on delivering esoteric clinical tests to enable healthcare providers to better assess the risk of indeterminate biopsies progressing to cancer. The acquisition of the pharma services business of Cancer Genetics, Inc. (“CGI”) in July 2019 expanded our focus to include molecular and other diagnostic platform testing specialty services to the pharmaceutical and biotech industries.

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

The key tactics to achieve our goals include:

●	Expanding our existing commercial products, especially PancraGEN®, ThyGeNEXT® and ThyraMIR®, focusing on personalized medicine and early intervention related to cancer risk;

●	Cost-savings initiatives that will include reducing infrastructure costs, streamlining management, consolidating duplicative functions across both business units, and adapting to a remote work environment for non-laboratory personnel, which reduces the need for traditional office structures;

●	Accelerating the clinical development and commercialization of BarreGEN®, our esophageal cancer risk classifier for Barrett’s Esophagus, working with our recently developed Key Opinion Leaders (“KOL’s”) and expanding clinical studies to seek key reimbursement support while seeking partners to collaborate with us;

●	Consolidating facilities and related costs including leveraging and updating our Laboratory Information Systems (LIM’s) to provide timely and accurate lab information results;

●	Implementation of automation and focus on improved operating efficiencies in the clinical laboratories to provide consistent superior quality testing and reporting at reduced costs;

Interpace Biosciences, Inc.

Annual Report on Form 10-K

●	Broadening coverage and reimbursement for our clinical tests including:

○	Initiating and expanding studies to demonstrate that our tests are effective;

○	Meeting standards necessary to be consistent with leading clinical guidelines;

○	Executing by our internal managed care team;

○	Collaborating with KOL’s; and

○	Establishing payer relationship and in-network contracts serving our diagnostic customers.

●	Targeting synergistic product and service opportunities developed for our clinical customers for use by our pharmaceutical and biotech customers;

●	Developing and commercializing other related first-line clinical assays and expanding our service offerings such as PanDNA®, a DNA only version of PancraGEN®, and markers for aggressive thyroid cancer;

●	Expanding our commercial sales staff rationally, while supporting our products with high quality data and studies;

●	Exploring partnering opportunities to acquire new technologies;

●	Expanding our bioinformatics data collected (currently from over 60,000 patients), utilizing registries to improve our assays and leveraging our data with potential collaborators;

●	Expanding internationally; and

●	Expanding our average contract revenue from pharmaceutical and biotech customers by growing our services and product offerings while providing dependable and timely service and unique solutions.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

Clinical services

Our clinical services business commercializes clinically useful molecular diagnostic tests and molecular pathology services. We commercialize genomic tests and related first line assays principally focused on early detection of patients at high risk of cancer using the latest technology to help personalize medicine and improve patient diagnosis and management. Our tests and services provide mutational analysis of genomic material contained in suspicious cysts, nodules and lesions with the goal of better informing treatment decisions in patients at risk of thyroid, pancreatic, and other cancers. The molecular diagnostic tests we offer enable healthcare providers to better assess cancer risk, helping to avoid unnecessary surgical treatment in patients at low risk, while also helping to identify high risk patients that would benefit from surgical intervention.

Our mission is to provide personalized medicine through genomics-based diagnostics and innovation to advance patient care based on rigorous science. Our laboratories are licensed pursuant to federal law under CLIA and are accredited by College of American Pathologists (CAP) and our products are approved by New York State. We are leveraging our licensed and accredited laboratories to refine and commercialize our assays and products. We aim to provide physicians and patients with diagnostic options for detecting genomic and other molecular alterations that are associated with gastrointestinal, endocrine, and other cancers. Our customers consist primarily of physicians, hospitals and clinics.

We currently have five commercialized molecular diagnostic tests in the marketplace: PancraGEN®, which is a pancreatic cyst and pancreaticobiliary solid lesion genomic test that helps physicians better assess risk of pancreaticobiliary cancers using our proprietary PathFinderTG® platform; PanDNA, a “molecular only” version of PancraGEN® that provides physicians a snapshot of a limited number of factors; ThyGeNEXT®, which is an expanded oncogenic mutation panel that helps identify malignant thyroid nodules; ThyraMIR®, which, in combination with ThyGeNEXT®, assesses thyroid nodules for risk of malignancy utilizing a proprietary microRNA gene expression assay; and RespriDx®, which is a genomic test that helps physicians differentiate metastatic or recurrent lung cancer from the presence of newly formed primary lung cancer and which also utilizes our PathFinderTG® platform.

Gastrointestinal Cancer Products

Our current gastrointestinal integrated pathology risk diagnostic assay, PancraGEN® is based on our PathFinderTG® platform. PathFinderTG® is designed to use advanced clinical algorithms to accurately stratify patients according to risk of pancreatic cancer by assessing panels of DNA abnormalities in patients who have pancreaticobiliary lesions (cysts or solid masses) with potential for cancer. PanDNA is a “molecular only” reporting option for physicians that perform their own integration of first line testing results. PathFinderTG® is supported by our state of the art CLIA certified, and CAP accredited laboratory in Pittsburgh, Pennsylvania. Our Pittsburgh laboratory is our largest clinical laboratory where we process the majority of our oncology related commercial tests; we also support our other gastrointestinal and endocrine commercial activities through this laboratory.

Early detection of pancreatic cancer is crucial. Based on the American Cancer Society Cancer 2021 Cancer Facts and Figures, pancreatic cancer is the fourth leading cause of cancer deaths in the U.S. with an average 5 year survival rate of 10%. PancraGEN® and PanDNA® are designed to determine risk of malignancy in pancreatic cysts and pancreaticobiliary solid lesions, which are more often than not benign lesions but have potential for developing in to cancer. We believe that PancraGEN® is the leader in the market for integrated molecular diagnostic tests for determining risk of pancreaticobiliary malignancy. We currently estimate that the immediate addressable market for PancraGEN® is approximately 130,000 indeterminate pancreaticobiliary lesions annually or approximately $350 million annually based on the current size of the patient population and reimbursement rates. To date, PancraGEN® testing has been used in more than 50,000 clinical cases. The National Pancreatic Cyst Registry study published in Endoscopy in 2015 demonstrated that PancraGEN® more accurately determines the malignant potential of pancreatic cysts than international consensus 2012 imaging criteria, helping to ensure that surgery is reserved for the most appropriate patients. When molecular analysis is not performed, the vast majority of all pancreatic cysts surgeries are performed on cystic lesions that do not harbor malignancy.

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

Endocrinologists and ENT’s evaluate most thyroid nodules for possible cancer by collecting cells through Fine Needle Aspiration (FNA’s) that are then analyzed by cytopathologists to determine whether or not a thyroid nodule is cancerous. It is estimated that approximately 20% or well over 100,000 biopsies analyzed annually yield indeterminate results, meaning they cannot be diagnosed as definitely being malignant or benign by cytopathology alone. In the past, guidelines recommended that some patients with indeterminate cytopathology results undergo surgery to remove all or part of their thyroid to obtain an accurate diagnosis by looking directly at the thyroid tissue. According to a study published by Wang, et al. in 2011, in approximately 77% of these cases, the thyroid nodule proved to be benign. Current NCCN and ATA guidelines support use of molecular analysis for nodules with indeterminate cytology results as this testing can prove beneficial to further characterize these lesions and support optimal patient management.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

CLIA Certified and CAP Accredited Laboratories

Our testing is performed in our state of the art Clinical Laboratory Improvement Amendments (“CLIA”) certified; College of American Pathologists (“CAP”) accredited laboratory in Pittsburgh, Pennsylvania, as well as the laboratory in New Haven, Connecticut, which was divested by the Company to DiamiR in March 2021. CLIA is a federal law regulating clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. Clinical laboratories must be certified under CLIA in order to perform testing on human specimens, unless they fall within an exception to CLIA certification, such as research laboratories that test human specimens but do not report patient-specific results for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of the health of individual patients. CLIA certification is also required to be eligible to bill Federal and State healthcare programs, as well as many private third-party payers, for diagnostic testing and services. In addition, proprietary tests must also be recognized as part of an accredited program under CLIA so that they can be offered in a CLIA-certified laboratory. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. For renewal of CLIA certification, clinical laboratories are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of clinical laboratories outside of the renewal process.

Pharma services

We provide data driven solutions for pharmaceutical and biotech companies engaged in clinical trials and focus on providing these clients with oncology specific and non-oncology genetic testing services for phase I-IV clinical trials along with critical support of ancillary services. These ancillary services include: biorepository, clinical trial logistics, clinical trial design, bioinformatics analysis, customized assay development. DNA and RNA extraction and purification, genotyping, gene expression, flow cytometry, cytogenetic and FISH and biomarker analyses. We also seek to apply our expertise in laboratory developed tests to assist in developing and commercializing drug-specific companion diagnostics. We have established business relationships with key instrument manufacturers to provide a multi-omic approach, and to drive acceptance among biopharmaceutical sponsors developing innovative immuno-oncology therapies.

We also utilize our pharma services laboratories to provide clinical trial services to the pharmaceutical and biotech industries to improve the efficiency and economic viability of clinical trials. Our clinical trials services leverage our knowledge of clinical oncology and molecular diagnostics and our laboratories’ fully integrated capabilities. We believe our pharma services operates one of only a few laboratories with the capability to combine somatic and germline mutational analyses in clinical trials.

Our pharma services laboratory located in Raleigh, NC. has current certificates under CLIA to perform high complexity testing and are accredited by CAP, one of seven CLIA-approved accreditation organizations.

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

Flow cytometry	Selection of individual antibodies in multiple myeloma, leukemia, lymphomas, and therapy response.

Karyotyping	Genome-wide detection of aberrations at low resolution that have a diagnostic or prognostic significance.

FISH	Fluorescent in-situ hybridization (FISH) probe library for the detection of gene abnormalities in chromosomes indicated in hematological and solid tumors.

Anatomic pathology	Full IHC library with over 180 antibodies available.

Exome sequencing	Sequencing of the protein-encoding genes in a genome.

DNA and RNA sequencing	Sequencing to determine the presence and quantity of RNA or DNA in a specimen.

Next Generation sequencing	Proprietary and custom-designed panels to deep sequence genomic material to identify genetic mutations, substitutions, insertions and deletions, and rearrangements of genetic material.

Cell-free DNA analysis	Multi-gene next generation sequencing panel for lung cancer to detect tumor-derived cell-free DNA obtained from a blood draw.

DNA and RNA microarray	Measures select genomic information for large number of genes simultaneously.

Sanger sequencing	DNA sequencing for validation of next generation sequencing results, and for smaller scale sequencing projects.

Fragment size analysis	Analysis technique where DNA fragments are separated by size and used for mutation detection.

DNA and RNA extraction and purification	Extraction and isolation of DNA and RNA from a wide variety of sample types for immediate testing or for storage.

Biostatistics and Bioinformatics	Design and review of client assays and analysis of datasets.

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

Our U.S. pharma services business development and sales professionals have scientific backgrounds in hematology, pathology, and laboratory services, with many years of experience in biopharmaceutical and clinical oncology sales, esoteric laboratory sales from leading biopharmaceutical, pharmaceutical or specialty reference laboratory companies. We currently have a team of 4 business development and sales professionals in the United States. We support our sales force with scientific experts who bring deep domain knowledge in the design and use of our technologies and services.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Clinical Services Reimbursement Coverage

Additional Reimbursement Coverage During 2020

Reimbursement progress is key for our clinical services. We continued to expand the reimbursement of our products in 2020. Specifically, the most significant progress we have made regarding payers in 2020 is as follows:

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

Interpace Biosciences, Inc.

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

Specifically, in regard to our thyroid diagnostic tests, Veracyte, Inc., or Veracyte, has a molecular thyroid nodule cancer diagnostic test (Afirma) that is the current market leader and competes with our ThyGeNEXT® and ThyraMir® tests. Quest Diagnostics Incorporated, or Quest, currently offers a diagnostic test similar to the earlier version of our ThyGeNEXT® test and announced an agreement to distribute the Afirma test in partnership with Veracyte. CBLPath, Inc., or CBL, offers ThyroSeq®, a diagnostic test that analyzes genetic alterations using next-generation sequencing. In addition, other thyroid based endocrine competitors include Accelerate Diagnostics, Inc., or other companies we are not aware of. Additionally, in February 2020 we entered into an arrangement to co-market our thyroid test for an additional two years with LabCorp on a reference laboratory basis.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

Our research and development costs are primarily clinical costs and were approximately $2.8 million in both 2020 and 2019, respectively.

We continue to generate and publish clinical evidence related to our key products, including ThyGeNEXT® and ThyraMIR® and PancraGEN® as well as our pipeline product, BarreGEN®. Below is a summary of publications and presentations announced since the beginning of 2020:

●	PancraGEN clinical utility data accepted as poster of distinction at Digestive Disease Week (DDW) 2020
●	ThyGeNEXT and ThyraMIR clinical performance abstract accepted as poster at ENDO 2020
●	ThyGeNEXT and ThyraMIR clinical performance published July 2020
●	ThyGeNEXT and ThyraMIR analytical validation published, March 2020
●	BarreGEN expanded utility study in collaboration with the University of North Carolina, announced January 6, 2020

Clinical Evidence

●	The first manuscript reporting the clinical performance of ThyGeNEXT® and ThyraMIR® tests was accepted in July 2020 in the Diagnostic Cytopathology (Lupo M et al. Diagnostic Cytopathology. 2020; DOI: 10.10001/dc.24564.)

Intellectual Property

Patents, trademarks and other proprietary rights are important to us. We generate our own intellectual property portfolio and hold numerous patents and patent applications covering our existing and future products and technologies. As of December 31, 2020, we owned six issued United States Patents. The U.S. patents are directed to, amongst other things, methods of measuring carcinoembryonic antigen in a biological sample; methods for treating subject with a high risk of disease progression from Barrett’s metaplasia to esophageal adenocarcinoma; and methods of treating a subject identified with a papillary thyroid carcinoma. As of December 31, 2020, we owned eight issued patents outside of the United States, two each in Australia, Europe (validated in certain European countries), and Japan, and one each in Israel and Canada. As of December 31, 2020, we owned ten pending patent applications in the United States and one pending patent application in each of Canada and Israel. Provided all maintenance fees and annuities are paid, our issued United States patents expire from 2031 through 2034 and our foreign patents expire in 2027 or 2031, and our pending patent applications, if issued, are expected to expire between 2027 and 2038, absent any disclaimers, adjustments or extensions. On March 29, 2017 we were notified by the European Patent Office that our EP patent # 2772550 for diagnosing thyroid cancer from a sample based upon at least MIR-375 was issued (validated in Spain, France, United Kingdom, Ireland, Italy, Belgium, Switzerland, Germany, and the Netherlands) and, provided all maintenance fees and annuities are paid, expires in 2031. On January 16, 2018, we were notified that an Opposition had been filed against EP patent # 2772550 alleging that the patent is invalid. On February 25, 2019, the European Patent Office Opposition Division issued a decision revoking the patent on grounds that the claims were not supported by a valid basis. On April 25, 2019 we filed a Notice of Appeal challenging the European Patent Office Opposition Division and we are waiting for the appeal to be decided. We continue to believe that the patent is valid. Our patents are directed to certain of the technologies relating to detecting, diagnosing, and classifying thyroid tumors, pancreatic cysts and other forms of gastrointestinal disorders, such as Barrett’s esophagus.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

In October 2014, we acquired RedPath Integrated Pathology Inc. (RedPath) which included its pancreatic and gastrointestinal assets. Additionally, we have a broad and growing trademark portfolio. We have secured trademark registrations for the marks AccuCEA® (or TM), PancraGEN®, PanDNA®, BarreGEN® and miRInform® in the United States, and miRInform® with the World Intellectual Property Organization. In July 2019, in connection with the acquisition of the pharma services business of Cancer Genetics we acquired certain know-how.

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

Interpace Biosciences, Inc.

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

In addition to CLIA certification, we are required to hold state licenses in certain states. Some state licensing requirements differ from federal regulation and may be stricter. CLIA does not preempt state laws that are more stringent. If we were to lose our CLIA certification, CAP Accreditation, or required state licenses for our laboratories, whether as a result of revocation, suspension or limitation, we would no longer be able to provide our services, which would have a material adverse effect on our business, financial condition and results of operations.

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

Interpace Biosciences, Inc.

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

In March 2017, a draft bill “The Diagnostics Accuracy and Innovation Act” (DAIA) was introduced in Congress. The bill sought to establish a new regulatory framework for the oversight of in vitro clinical tests (“IVCTs”) which include LDTs. In March 2020, Congress introduced “The Verifying Accurate, Leading-edge IVCT Development Act” (VALID) of 2020. Pursuant to it, a risk-based approach will be used to regulate IVCTs while grandfathering existing IVCTs. Each test will be classified as high-risk or low-risk. Pre-market review will be required for high-risk tests. To market a high-risk IVCT, reasonable assurance of analytical and clinical validity for the intended use must be established. Under VALID, a precertification process would be established which will allow a laboratory to establish that the facilities, methods, and controls used in the development of its IVCTs meet quality system requirements. If pre-certified, low-risk IVCTs it develops will not be subject to pre-market review. The new regulatory framework will include quality control and post-market reporting requirements. The FDA will have the authority to withdraw from the market IVCTs that present an unreasonable and substantial risk of severe illness or injury when used as intended. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, such as fines, product suspensions, warning letters, recalls, injunctions and other civil and criminal sanctions. It is unclear when, or if, the VALID Act will become law.

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

In addition to the Anti-Kickback Statute, the U.S. enacted the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (SUPPORT Act). EKRA is an all-payer anti-kickback law that makes it a criminal offense to pay any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory. Although it appears that EKRA was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written. The term “laboratory” is defined broadly and without reference to any connection to substance use disorder treatment. EKRA is a criminal statute and violations can result in fines of up to $200,000, up to 10 years in prison, or both, per violation. As drafted, EKRA prohibits incentive compensation to sales employees, a practice that is common in the industry.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

Healthcare Reform

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA (also known as the Affordable Care Act), as amended by the Health Care and Education Reconciliation Act, a sweeping law intended to broaden access to health insurance and coverage for patients, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry, coordinate and promote research on comparative clinical effectiveness of different technologies and procedures, and impose additional health policy reforms. PPACA, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on pricing and implemented changes which significantly affect the pharmaceutical, medical device and clinical laboratory industries. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs. There have been legislative and administrative actions to make changes to PPACA, including repeal and replacement of certain provisions.

The PPACA has also been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. An appeal was taken to the U.S. Supreme Court which heard oral arguments in the case on November 10, 2020. A ruling is expected in 2021.

Further changes to the PPACA remain possible, although the new Administration under President Biden has signaled that it plans to build on the Affordable Care Act and expand the number of people who are eligible for subsidies under it. President Biden indicated that he intends to use executive orders to undo changes to the PPACA made by the Trump administration and would advocate for legislation to build on the PPACA. It is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the PPACA, the Medicare and Medicaid programs, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

We expect that additional federal, state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

We generally bill third-party payers and individual patients for testing services on a test-by-test basis. Third-party payers include Medicare, private insurance companies, institutional direct clients and Medicaid, each of which has different billing requirements. Medicare reimbursement programs are complex and often ambiguous, and are continuously being evaluated and modified by CMS. Our ability to receive timely reimbursements from third-party payers is dependent on our ability to submit accurate and complete billing statements, and/or correct and complete missing and incorrect billing information. Missing and incorrect information on reimbursement submissions slows down the billing process and increases the aging of accounts receivable. We must bill Medicare directly for tests performed for Medicare patients and must accept Medicare’s fee schedule for the covered tests as payment in full. State Medicaid programs are generally prohibited from paying more than the Medicare fee schedule. Through February 2021, we were contracted with XIFIN, Inc. (“XIFIN”), a healthcare billing services management company, to work with our in-house staff and help manage our third-party billing. In early March 2021, we expanded our relationship with XIFIN to deploy XIFIN’s revenue cycle management solution enterprise-wide to support all of our diagnostics testing services.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

The Medicare Part B program contains fee schedule payment methodologies for clinical testing services performed for covered patients, including a national ceiling on the amount that carriers could pay under their local Medicare clinical testing fee schedules. Historically, the Medicare Clinical Laboratory Fee Schedule, or CLFS, has been subject to change. In April 2014, President Obama signed the Protecting Access to Medicare Act of 2014, or PAMA, which included a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, CLFS rates are based upon the weighted median of private payor rates for each type of laboratory test. PAMA requires laboratories that receive a majority of their Medicare revenue from payments made under the CLFS and the Physician Fee Schedule, and at least $12,500 in CLFS revenue, to report private payor data collected from a 6-month period (January 1 through June 30 in the applicable year) to CMS between January 1 through March 31 of the following year. CMS posted the first new Medicare CLFS rates (based on weighted median private payer rates) in November 2017 and the new rates became effective on January 1, 2018. CMS published final rules implementing these changes in 2016 and 2018. The result of the PAMA calculations was an increase in our reimbursement rate for ThyGenX® of approximately 40% for our Medicare volume. However, on July 26, 2018, we received a coding update from CMS, which changed the billable procedure code (CPT) for ThyGeNEXT®. This code change resulted in a reduction of the fee schedule for payments to us. We have recently presented clinical data to CMS adding additional markers to the panel that we run that increase our gene families above 50. If approved, reimbursement for the new panel will exceed the previously approved rate. There can be no assurances that our request will be successful and that the rate will be escalated.

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

The Coronavirus Aid, Relief, and Economic Security (CARES) Act, enacted on March 27, 2020, revised payment reductions and the data reporting schedule for CDLTs that are not ADLTs. Under the CARES Act, the next data reporting period is January 1, 2022 through March 31, 2022, and will be based upon the data collected during the January 1, 2019 to June 30, 2019 period. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2018 through 2020 and to 15% per test per year in each of the years 2022 through 2024. Payments will not be reduced for 2021 for CDLTs.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Under the revised Medicare Clinical Laboratory Fee Schedule, reimbursement for clinical laboratory testing was reduced for most tests in 2018, 2019, and 2020. PAMA calls for further revisions of the Medicare Clinical Laboratory Fee Schedule for years after 2021, based on future surveys of market rates.

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

Historically, most Medicare and Medicaid beneficiaries were covered under the traditional Medicare and Medicaid programs administered by the federal government. Reimbursement from traditional Medicare and Medicaid programs represented approximately 43% of our consolidated net revenues during 2020. Over the last several years, the federal government has continued to expand its contracts with private health insurance plans for Medicare beneficiaries and has encouraged such beneficiaries to switch from the traditional programs to the private programs, called “Medicare Advantage” programs. There has been growth of health insurance providers offering Medicare Advantage programs and of beneficiary enrollment in these programs. Commercial health plans that might not cover one or all of our tests for their commercially insured members are required to follow the Novitas LCD coverage policy for their Medicare Advantage members. To the extent we maintain the LCD coverage policies with Novitas for our products, any shift of members from traditional Medicare to Medicare Advantage plans doesn’t represent a risk of lost revenue. In recent years, in an effort to control costs, states also have mandated that Medicaid beneficiaries enroll in private managed care arrangements.

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

Employees

As of February 28, 2021, we had approximately 152 full time employees and 152 total employees. We are not party to a collective bargaining agreement with any labor union.

Corporate Information

We were originally incorporated in New Jersey in 1986 and began commercial operations as PDI, Inc., a contract sales organization or CSO in 1987. In connection with PDI, Inc.’s initial public offering, it reincorporated in Delaware in 1998. In 2015 the CSO business and assets were sold, and we operated our molecular diagnostics business as Interpace Diagnostics Group, Inc. (IDXG). On July 15, 2019, we acquired the pharma services business from the secured creditors of CGI and Gentris, LLC, a wholly owned subsidiary of CGI and conduct our business as Interpace Pharma Solutions, Inc. We accordingly conduct our business through our wholly-owned subsidiaries, Interpace Diagnostics, LLC, which was formed in Delaware in 2013, Interpace Diagnostics Corporation (formerly known as RedPath Integrated Pathology, Inc.), which was formed in Delaware in 2007, and Interpace BioPharma, Inc., which was formed in Delaware in 2019. On November 12, 2019 we changed the name of Interpace Diagnostics Group, Inc. to Interpace Biosciences, Inc. and that of our newly-formed subsidiary, Interpace BioPharma, Inc. to Interpace Pharma Solutions, Inc. Our executive offices are located at Morris Corporate Center 1, Building C, 300 Interpace Parkway, Parsippany, New Jersey 07054. Our telephone number is (855) 776-6419.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Business Development

Pharma Services Acquisition

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

On July 15, 2019, we also entered into a transition services agreement with CGI to accommodate the transition of the pharma services business. Under the transition services agreement, each party provided to the other party certain services, among other things, which include but are not limited to certain personnel services, payroll processing, administration services and benefit administration services, for the purpose of accommodating the transition of the pharma services business. In exchange for providing such services, we agreed to pay or reimburse, as applicable, the costs related thereto, including salaries and benefits for certain of CGI’s pharma services’ employees during the transition period. In connection with the acquisition, we added laboratory facilities in Rutherford, New Jersey and Raleigh, North Carolina and, as of January 1, 2020, we added 77 additional employees in connection with the acquisition. We have since exited the Rutherford, New Jersey facility and the related lease will be terminated on March 31, 2021.

Series A and A-1 Investment by Ampersand

On July 15, 2019, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Ampersand pursuant to which we sold to Ampersand, in a private placement pursuant to Regulation D and Section 4(a)(2) under the Securities Act, up to an aggregate of $27,000,000 of Series A and Series A-1 convertible preferred stock, par value $0.01 per share, both at an issuance price per share of $100,000. The initial closing, which was consummated promptly after the execution of the Securities Purchase Agreement on July 15, 2019 (the “Initial Closing”), involved the issuance of 60 newly created shares of Series A Preferred Stock at an aggregate purchase price of $6,000,000, and 80 newly created shares of Series A-1 Preferred Stock at an aggregate purchase price of $8,000,000

On October 10, 2019, each share of Series A-1 Preferred Stock issued to Ampersand at the Initial Closing automatically converted into one share of Series A Preferred Stock. On October 16, 2019, the Company and Ampersand consummated a second closing, where the Company issued to Ampersand 130 newly created shares of Series A Preferred Stock at an aggregate gross purchase price of $13,000,000.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

During April 2020, the Company applied for various federal stimulus loans, grants and advances made available under Title 1 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, including a loan request under the Small Business Administration (SBA) Paycheck Protection Program (PPP). In connection with the Company’s application for the PPP loan, both Ampersand and 1315 Capital consented to, and agreed to vote their shares of Series B Preferred Stock in favor of any “Fundamental Action” taken by the Company as determined by the Company’s Board of Directors. “Fundamental Actions” include the Company’s ability to a) authorize, create or issue any debt securities for borrowed money or funded debt; b) merge with or acquire all or substantially all of the assets of one or more other companies or entities with a value in excess of $20 million; c) transfer, by sale, exclusive license or otherwise, material intellectual property rights of the Company or any of its direct or indirect subsidiaries, other than those accomplished in the ordinary course of business; d) declare or pay any cash dividend or make any cash distribution on any equity interests of the Company other than the Series B Shares; d) incur any additional individual debt, indebtedness for borrowed money or other additional liabilities; and e) change any accounting methods or practices of the Company, except for those changes required by GAAP or applicable regulatory agencies or authorities. Subsequently, the Company and Ampersand agreed that Ampersand no longer was required to vote its shares of Series B Preferred Stock in favor of any “Fundamental Action” taken by the Company as determined by the Company’s Board of Directors.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

●	The COVID-19 global pandemic may continue to materially and adversely impact our business, financial condition and results of operations.

●	There is substantial doubt about our ability to continue as a going concern.

●	If we are unable to timely repay our outstanding promissory notes, their holders will have the right to foreclose on our assets.

●	We have and may continue to experience intangible asset impairment charges.

●	We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

●	Due to how we recognize revenue, our quarterly revenue and operating results are likely to fluctuate.

●	A deterioration in the collectability of our accounts receivable could have a material adverse effect on our business, financial condition and results of operations.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

●	We depend on sales and reimbursements from our clinical services for more than 50% of our revenue, and we will need to generate sufficient revenue from these and other products and/or solutions that we develop or acquire to grow our business.

●	Two private equity firms and their affiliates’ control, on an as-converted basis, an aggregate of 66% of our outstanding shares of common stock through their holdings of our Series B Preferred Stock, and this concentration of ownership along with their authority for designation rights for a majority of our directors and their right to approve certain of our actions has a substantial influence on our decisions.

●	Billing for our clinical services tests is complex, and we must dedicate substantial time and resources to the billing process to be paid for our clinical services tests.

●	We depend on a few payers for a significant portion of our revenue for our clinical services, and if one or more significant payers stops providing reimbursement or decreases the amount of reimbursement for our tests, or if we are unable to successfully negotiate additional reimbursement contracts for our clinical services tests, our revenue could decline and our commercial success could be compromised.

●	We rely on third-parties to process and transmit claims to payers for our clinical services, and any delay in processing or transmitting could have an adverse effect on our revenue and financial condition.

●	We may experience a decline in demand for our clinical services tests and/or our pharma services products, which may result in a reduction in revenue.

●	If we are unable to increase sales of our clinical services and the tests and services in our pharma services, we may be unable to achieve profitability.

●	Our profitability will be impaired by our obligations to make royalty and milestone payments to our licensors for our clinical services tests.

●	We depend on third parties for the supply of some of the materials used in our clinical and pharma services tests, and we may not be able to find replacements or transition to alternative suppliers in a timely manner.

●	The markets that our clinical services and pharma services operate in is competitive, and our ability to compete successfully in this market depends on a variety of reasons, including our ability to keep up with rapid technological, medical, and scientific changes or our ability to enter into new clinical study collaborations. If we are unable to compete successfully in the markets our clinical services and pharma services operate in, we may be unable to increase or sustain our revenue or achieve profitability.

●	If the U.S. Food and Drug Administration changes its enforcement policy as to laboratory developed tests (LDTs) or disagrees with our position that our clinical services tests are LDTs covered by the FDA’s current enforcement discretion policy, we could be subject to a number of enforcement actions, any of which could have a material adverse effect on our clinical services and/or incur substantial costs and delays associated with trying to obtain pre-market clearance or approval and comply with applicable post-market requirements.

●	A failure to comply with federal and state laws and regulations, including but not limited to those laws related to billing practices, fraud, abuse, and payer regulations, could result in our being excluded from participation in Medicare, Medicaid or other governmental payer programs and/or significant monetary fines, and additionally may decrease our revenues and adversely affect our results of operations and financial condition for our clinical services.

●	We may not realize all of the anticipated benefits of the acquisition of our pharma services or those benefits may take longer to realize than expected.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

●	If we are unable to successfully utilize, integrate, and/or promote our pharma services in the market, we may be unable to generate sufficient revenue to sustain our pharma services.

●	If we fail to perform our pharma services in accordance with contractual and regulatory requirements, and ethical considerations, we could be subject to significant costs, legal liabilities and could experience a decline in revenue.

●	The loss of members of our senior management team or our inability to attract and retain key personnel could adversely affect our business.

●	If we fail to comply with federal, state and foreign laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.

●	Legislation reforming the U.S. healthcare system may have a material adverse effect on our financial condition and operations.

●	If we do not increase our revenues and successfully manage the size of our operations, our business, financial condition and results of operations could be materially and adversely affected.

●	The risks associated with penny stock classification could affect the marketability of the Company’s common stock and stockholders could find it difficult to sell their shares.

●	We cannot predict the extent to which the delisting of our common stock from Nasdaq and trading on OTCQX® will adversely affect our common stock and business and financial condition.

●	If we are unable to maintain and implement effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

Risks Related to our Business

Adverse Impact of Coronavirus (COVID-19) Pandemic

The world is currently suffering a coronavirus (COVID-19) pandemic which is resulting in social distancing, travel bans and quarantines. Our second quarter Fiscal 2020 revenues were impacted by lower than expected clinical service volume which we believe resulted from the pandemic-related temporary reduction in non-essential testing procedures. Our pharma services business also softened during the second quarter. During the third and fourth quarters, our clinical services business recovered to levels prior to the pandemic and our pharma services business was also recovering, but more slowly. The extent to which the COVID-19 pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In particular, the continued spread of the coronavirus globally is adversely affecting global economies and financial markets resulting in an economic downturn which has materially and adversely impacted our operations including, without limitation, the functioning of our laboratories, the availability of supplies including reagents, the progress and data collection of our pharma services, demand for our services and travel, customer demand and employee health and availability. Additionally, laying off or furloughing employees may result in our losing critical employees that we will need to replace when our business returns as expected. Not furloughing personnel before volume drops or if volume drops more than expected may mean that we are not able to reduce cost quickly enough to meet our plans or preserve cash. Further, the impact of the COVID-19 pandemic in part caused us to reevaluate the carrying charge of our intangible assets and led us to restate certain of our financial statements to record impairment charges and amortization expense. The COVID-19 pandemic has had and will likely continue to have an adverse impact on our revenue, results of operations and financial condition.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

There is substantial doubt relating to our ability to continue as a going concern.

We have recurring net losses, which have resulted in an accumulated deficit of $211.8 million as of December 31, 2020. We have incurred a net loss of $26.5 million for the fiscal year ended December 31, 2020. At December 31, 2020, we had cash and cash equivalents of $2.8 million. We have concluded that these factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the financial statements contained in this Report. In addition, the report from our independent registered public accounting firm for the year ended December 31, 2020 includes an explanatory paragraph stating that our significant losses and needs to raise additional funds to meet our obligations and sustain operations raise substantial doubt about our ability to continue as a going concern.

We will continue to seek to raise additional working capital through public equity, private equity or debt financings. If we fail to raise additional working capital, or do so on commercially unfavorable terms, it would materially and adversely affect our business, prospects, financial condition and results of operations, and we may be unable to continue as a going concern. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

If we are unable to timely repay our outstanding promissory notes, their holders will have the right to foreclose on our assets.

On January 7, 2021, we entered into promissory notes (“Notes”) with our two private equity investors in the aggregate amount of $5 million with a maturity date of June 30, 2021, which are secured by all of our assets. We will need additional funding to repay the Notes as well as to continue operations. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to timely repay the Notes, the private equity investors will have the right to foreclose on substantially all of our assets.

Actions that we are taking to restructure our business to strengthen the Company’s profile, enhance shareholder values, and increase revenue growth may not be as effective as anticipated.

We are in the process of implementing certain restructuring and reprioritization plans to strengthen the Company’s profile, enhance shareholder values, and increase revenue growth, by engaging in actions that includes, but are not limited to, corporate reprioritization efforts and implementing various cost saving measures. While we expect to realize cost-saving benefits from these initiatives, these actions may not be successful and may not bring the cost saving benefits that we anticipate.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

We have and may continue to experience intangible asset impairment charges.

We are required to evaluate the carrying value of intangibles at least annually, and between annual tests if events or circumstances warrant such a test. We review the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value measured by future discounted cash flows. This analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Writing down or reserving for other intangible assets or impairments has had and would have a negative and unexpected impact on our net worth.

In January 2021, we filed restated financial statements contained in the Company’s Annual Report on Form 10-K for the years ended December 31, 2014 through 2019 as well as the financial statements contained in the Quarterly Reports on Form 10-Q for each quarterly period within those fiscal years as well as the quarterly periods ended March 31, 2020 and June 30, 2020. Such restatements reflected a non-cash impairment charge and amortization expense related to our Barrett intangible asset of approximately $18 million.

We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We began commercial sales of our molecular diagnostic tests in late 2014. On July 15, 2019, we acquired the pharma services business. We conduct our business through our wholly-owned subsidiaries, Interpace Diagnostics, LLC, which was formed in Delaware in 2013, Interpace Diagnostics Corporation (formerly known as RedPath Integrated Pathology, Inc.), which was formed in Delaware in 2007, and Interpace BioPharma, Inc., which was formed in Delaware in 2019. On November 12, 2019 we changed the name of Interpace Diagnostics Group, Inc. to Interpace Biosciences, Inc. and that of our newly-formed subsidiary, Interpace BioPharma, Inc. to Interpace Pharma Solutions, Inc. Consequently, any evaluations about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

We rely on third-parties to provide overall processing of claims and to transmit actual claims to payers based on specific payer billing formats. In 2019, we transitioned to a new third-party processor and there can be no assurance that we will not experience interruptions or collection delays with our future billings, an occurrence of which may adversely impact our revenue and financial condition. If claims for our clinical services are not submitted to payers on a timely basis, or if we are again required to switch to a different third-party processor to handle claim submissions, we may experience delays in our ability to process claims and receive payment from payers, which could have a material adverse effect on our business, financial condition and results of operations.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

Our business is not currently operating on a cash flow breakeven or positive basis, and as a result, we may need to finance our business in the future through collaborations, equity offerings, debt financings, licensing arrangements or other dilutive or non-dilutive means. On January 7, 2021, we entered into promissory notes (“Notes”) with our two private equity investors in the aggregate amount of $5 million with a maturity date of June 30, 2021 which are secured by all of our assets. We will need additional funding to repay the Notes as well as to continue operations. Additional funding may not be available to us on acceptable terms, or at all. If we seek to raise funds by issuing additional equity securities, dilution to our stockholders could result. Any public offering of equity securities must be approved by the holders of our Series B Preferred Stock who are our private equity investors. In addition, we are currently ineligible to use a Form S-3 shelf registration statement. If we are unable to timely repay the Notes, the private equity investors will have the right to foreclose on our assets. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, limitations on our ability to enter into mergers or acquisition of assets, and other operating restrictions that could adversely affect our ability to conduct our business.

Risks Related to our Preferred Stock

We have issued and may issue additional preferred stock in the future, and the terms of the preferred stock may reduce the value of our common stock.

We are authorized to issue up to five million shares of preferred stock in one or more series. Our Board may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue additional preferred stock, it could affect stockholder rights or reduce the market value of our outstanding common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. As of March 20, 2021, we have designated, issued and sold an aggregate of 47,000 outstanding shares of Series B Preferred Stock.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Two private equity firms and their affiliate’s control, on an as-converted basis, an aggregate of 66% of our outstanding shares of common stock through their holdings of our Series B Preferred Stock, and this concentration of ownership along with their authority for designation rights for a majority of our directors and their right to approve certain of our actions has a substantial influence on our decisions.

Ampersand Capital Partners (“Ampersand”) holds 28,000 shares of our Series B Preferred Stock and 1315 Capital holds 19,000 shares of our Series B Preferred Stock. Accordingly, as of March 26, 2021, on an as converted basis, Ampersand and its affiliates beneficially own 39.1% of the Company’s outstanding common stock of 4,112,055 and 1315 Capital and its affiliates beneficially own 26.5%. The conversion and sale by such holders of one or more large blocks of our common stock could have a negative impact on the market price of our common stock.

These stockholders, acting together, have control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. Holders of Series B Preferred Stock were granted director designation rights over a majority of our Board. Accordingly, these stockholders, acting together, have significant influence over our management and affairs. This concentration of ownership might harm the market price of our common stock by delaying, deterring or preventing a change in control, making some transactions more difficult or impossible to complete without the support of these shareholders, regardless of the impact of this transaction on our other shareholders. Such ownership interests could effectively deter a third party from making an offer to buy us, which might involve a premium over our current stock price or other benefits for our stockholders, or otherwise prevent changes in the control or management. For example, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

The holders of our Series B Preferred Stock have preferential rights that may be adverse to holders of our common stock.

The holders of our Series B Preferred Stock have preferential rights with respect to distributions upon a liquidation of the Company, including certain business combinations or sales of assets deemed to be a liquidation. Accordingly, no distributions upon liquidation may be made to the holders of common stock until the holders of the Series B Preferred Stock have been paid their liquidation preference. As a result, it is possible that, on a liquidation event and depending on the price thereof, all amounts available for the holders of equity of the Company would be paid to the holders of Series B Preferred Stock, and that the holders of common stock would not receive any payment. In addition, the holders of Series B Preferred Stock have the right to approve certain actions of the Company.

In April 2020, 1315 Capital consented to, and agreed to vote (by proxy or otherwise) their Series B Preferred Stock in favor of any “Fundamental Action” taken by the Company as determined by the Company’s Board of Directors. “Fundamental Actions” include the Company’s ability to a) authorize, create or issue any debt securities for borrowed money or funded debt; b) merge with or acquire all or substantially all of the assets of one or more other companies or entities with a value in excess of $20 million; c) transfer, by sale, exclusive license or otherwise, material intellectual property rights of the Company or any of its direct or indirect subsidiaries, other than those accomplished in the ordinary course of business; d) declare or pay any cash dividend or make any cash distribution on any equity interests of the Company other than the Series B Shares; d) incur any additional individual debt, indebtedness for borrowed money or other additional liabilities; and e) change any accounting methods or practices of the Company, except for those changes required by GAAP or applicable regulatory agencies or authorities.

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

Revenue for clinical services tests performed on patients covered by Medicare was approximately 50% of our revenue for the fiscal year ended December 31, 2020. The percentage of our revenue derived from significant payers for our clinical services tests is expected to fluctuate from period to period as our revenue increases, as additional payers provide reimbursement for such tests, and in the event that one or more payers were to stop reimbursing for our clinical services tests or change their reimbursement amounts.

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

Interpace Biosciences, Inc.

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

Interpace Biosciences, Inc.

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

Interpace Biosciences, Inc.

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

Interpace Biosciences, Inc.

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

Interpace Biosciences, Inc.

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

In March 2017, a draft bill “The Diagnostics Accuracy and Innovation Act” (DAIA) was introduced in Congress. The bill sought to establish a new regulatory framework for the oversight of in vitro clinical tests (“IVCTs”) which include LDTs. In 2020, Congress introduced “The Verifying Accurate, Leading-edge IVCT Development Act” (VALID) of 2020. A risk-based approach will be used to regulate IVCTs while grandfathering existing IVCTs. The new regulatory framework will include quality control and post-market reporting requirements. Each test will be classified as high-risk or low-risk. Pre-market review will be required for high-risk tests. To market a high-risk IVCT, reasonable assurance of analytical and clinical validity for the intended use must be established. Under VALID, a precertification process would be established which will allow a laboratory to establish that the facilities, methods, and controls used in the development of its IVCTs meet quality system requirements. If pre-certified, low-risk IVCTs it develops will not be subject to pre-market review. The new regulatory framework will include quality control and post-market reporting requirements. The FDA will have the authority to withdraw from the market IVCTs that present an unreasonable and substantial risk of severe illness or injury when used as intended. We cannot predict whether this draft bill will become law or the ultimate impact of its passage, or other legislative or regulatory changes, would have on our business. If the FDA implements a new framework for enforcement of its regulations against LDTs, our existing products that are classified as LDTs, if any, and/or any of our future LDTs we seek to develop and market for clinical use, we may be required to obtain pre-certification or approval before continuing to market such tests in the U.S. We may not be able to obtain such pre-certifications or approvals on a timely basis or at all. Our business could be negatively impacted as a result of commercial delay that may be caused by any new requirements.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

Risks Related to our Pharma Services

We may not realize all of the anticipated benefits of the acquisition of our pharma services business or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating the Biopharma business.

Our ability to realize the anticipated benefits of the acquisition of the Biopharma business depends, to a large extent, on our ability to integrate it successfully. The combination and integration of two independent operations is a complex, costly and time-consuming process. As a result, we have been required and are continuing to devote significant management attention and resources to integrating the business practices and operations of our pharma services with our clinical services practices and operations. The integration process, which includes consolidating and/or moving laboratory and headquarter locations, may disrupt the operations and, if implemented ineffectively or if impacted by unforeseen negative economic or market conditions or other factors, we may not realize the full anticipated benefits of the acquisition. Our failure to meet the challenges involved in integrating the two operations to realize the anticipated benefits of such acquisition could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.

In addition, the overall integration of the operations may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention. The difficulties of combining the operations include but are not limited to:

●	diversion of management’s attention from the management of daily operations to integration matters;

●	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining our pharma services with our clinical services operations;

●	difficulties entering new markets or new laboratory or data management services where we have no or limited direct prior experience;

●	difficulties in the integration of operations and systems;

●	difficulties or delays in consolidating and/or moving laboratory and headquarter locations;

●	difficulties in the assimilation of employees and in the retention of key employees;

●	difficulties in retaining employees who may be vital to the integration of departments, information technology systems, including accounting systems, technologies, books and records, and procedures, and maintaining uniform standards, such as internal accounting controls, procedures, and policies;

Interpace Biosciences, Inc.

Annual Report on Form 10-K

●	difficulties in the assimilation of different corporate cultures and business practices;

●	difficulties in managing the expanded operations of a significantly larger and more complex company;

●	potential deterioration in the sales and revenues of the tests and services of our pharma services;

●	costs and expenses associated with any undisclosed or potential liabilities;

●	successfully managing relationships with our new strategic partners, suppliers and customer base;

●	challenges in maintaining existing, and establishing new business relationships; and

●	challenges as a result of the COVID-19 pandemic.

Many of these factors are outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and our results of operations. In addition, even if the operations of our clinical services operations and our pharma services are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

Furthermore, additional unanticipated costs which may be incurred in the continuing integration of operations or unanticipated increases in expenses unrelated to the acquisition of our pharma services may offset the expected benefits from the acquisition of our pharma services. In addition, our acquisition of the pharma services business has resulted in the incurrence of additional amortization expenses related to intangible assets, which could have a material adverse effect on the Company’s financial condition, operating results, and cash flow. Further, the acquisition of the pharma services business resulted in the Company recording significant goodwill and other assets, and we may be required to incur impairment charges, which could adversely affect our consolidated financial position and results of operations. All of these factors could decrease or delay the expected accretive effect of the pharma services business acquisition and negatively impact our business, financial condition and results of operations. As a result, we cannot be certain that the integration process and resulting combined operations will result in the realization of the full benefits anticipated from the acquisition.

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

As a small company with less than 200 employees, the success of our business depends largely on the skills, experience and performance of members of our senior management team, including our chief executive officer and chief commercial officer, and others in key management positions. During the last four months, we have experienced turnover in our chief executive officer and chief financial officer positions. The efforts of these persons will be critical to us as we continue to grow our clinical services and develop and/or acquire additional molecular diagnostic tests, and increase or maintain pharma services tests and service revenue or to successfully develop and commercialize other pharma services proprietary tests and services. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy. In addition, our commercial laboratory operations depend on our ability to attract and retain highly skilled scientists, including licensed clinical laboratory scientists. We may not be able to attract or retain qualified scientists and technicians in the future due to the competition for qualified personnel, and we may have to pay higher salaries to attract and retain qualified personnel. We may also be at a disadvantage in recruiting and retaining key personnel as our small size, limited resources, and limited liquidity may be viewed as providing a less stable environment, with fewer opportunities than would be the case at one of our larger competitors. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our clinical laboratory and commercialization.

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

If our sales force is not successful, or new additions to our sales team fail to gain traction among our customers, we may not be able to increase market awareness and sales of our molecular diagnostic tests and pharma services. If we fail to establish our clinical services tests and pharma services in the marketplace, it could have a negative effect on our ability to sell subsequent products or services and hinder the desired expansion of our business. We have growing, however limited, historical experience forecasting the direct sales of our clinical services products, and no prior history operating our pharma services before our acquisition of pharma services in 2019. Our ability to produce product quantities that meet customer demand is dependent upon our ability to forecast accurately and plan production accordingly.

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

We are subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. If we do not prevail in the legal proceedings, we may be faced with significant monetary damages or injunctive relief against us that could have a material adverse effect on our business, financial condition and results of operations.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

If a catastrophe strikes any of our laboratories or if any of our laboratories becomes inoperable for any other reason, we will be unable to perform our testing and pharma services and our business will be harmed.

The laboratories and equipment we use to perform our tests and services would be costly to replace and could require substantial lead time to replace and qualify for use if they became inoperable. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, power outages, and health epidemics or pandemics, including the outbreak of Coronavirus (COVID-19), which may render it difficult or impossible for us to perform our testing or services for some period of time or to receive and store samples. The inability to perform our tests or services for even a short period of time, including due to disruption in staffing, supplies, distribution, or transport or temporary closures related to an outbreak of disease such as Coronavirus (COVID-19), may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all. In December 2019, a novel strain of the Coronavirus or COVID-19 emerged in China. The virus has now spread to other countries, including the United States, and has materially and adversely impacted our operations. Additionally, continued spread of the COVID-19 globally and resulting travel and other restrictions that may be imposed could negatively impact our ability to obtain raw materials needed for manufacture of our clinical services testing, our ability to provide testing and our pharma services to patients, our financial condition and our results of operation. The extent to which the COVID-19 and global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the COVID-19 outbreak.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

We are subject to CLIA regulations, a Federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations mandate specific personnel qualifications, facilities administration, quality systems, inspections and proficiency testing. CLIA certification is also required in order for us to be eligible to bill federal and state healthcare programs, as well as many private third-party payers, for our molecular diagnostic tests. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories. We are also required to maintain State licenses to conduct testing in our New Haven, Connecticut and Pittsburgh, Pennsylvania laboratories. Connecticut and Pennsylvania laws require that we maintain a license, and establish standards for the day-to-day operation of our clinical reference laboratories in New Haven, Connecticut and Pittsburgh, Pennsylvania. In addition, our Pittsburgh and New Haven laboratories are required to be licensed on a test-specific basis by certain states, including California, Maryland, New York and Rhode Island. California, Maryland, New York and Rhode Island laws also mandate proficiency testing for laboratories licensed under the laws of each respective State regardless of whether such laboratories are located in California, Maryland, New York or Rhode Island. If we were unable to obtain or maintain our CLIA certificate for our laboratories, whether as a result of revocation, suspension or limitation, we would no longer be able to perform our current clinical services and pharma services, which could have a material adverse effect on our business, financial condition and results of operations. If we were to lose our licenses issued by States where we are required to hold licenses, if such licenses expired or were not renewed, or if we failed to obtain and maintain a State license that we are required to hold, we may be subject to significant fines, penalties and liability, and may be forced to cease testing specimens from those States, which could have a material adverse effect on our business, financial condition and results of operations. New molecular diagnostic tests and pharma services we may develop may be subject to new requirements by governmental bodies, including state governments, and we may not be able to offer our new molecular diagnostic tests or pharma services in such jurisdictions until such requirements are met.

Interpace Biosciences, Inc.

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

PPACA, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product or service, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our products. At the same time, there have been significant ongoing efforts to repeal, revise, or replace PPACA

The PPACA has also been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. An appeal was taken to the U.S. Supreme Court which heard oral arguments in the case on November 10, 2020. A ruling is expected in 2021.

Further changes to the PPACA remain possible, although the new Administration under President Biden has signaled that it plans to build on the Affordable Care Act and expand the number of people who are eligible for subsidies under it. President Biden indicated that he intends to use executive orders to undo changes to the PPACA made by the Trump administration and would advocate for legislation to build on the PPACA. It is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the PPACA, the Medicare and Medicaid programs, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

In addition to PPACA, the effect of which cannot presently be fully quantified, various healthcare reform proposals have periodically emerged from federal and state governments. For example, in February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which reduced the clinical laboratory payment rates on the Medicare Clinical Laboratory Fee Schedule, or CLFS by 2% in 2013. In addition, a further reduction of 2% was implemented under the Budget Control Act of 2011, which is to be in effect for dates of service on or after April 1, 2013 until fiscal year 2024. Reductions resulting from the Congressional sequester are applied to total claim payments made; however, they do not currently result in a rebasing of the negotiated or established Medicare or Medicaid reimbursement rates.

State legislation on reimbursement applies to Medicaid reimbursement and Managed Medicaid reimbursement rates within that state. Some states have passed or proposed legislation that would revise reimbursement methodology for clinical laboratory payment rates under those Medicaid programs.

In April 2014, President Obama signed the Protecting Access to Medicare Act, or PAMA, which included a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, CLFS payment rates are based upon the weighted median of private payor rates for each type of laboratory test. To calculate these rates, PAMA requires CLIA-certified laboratories that receive a majority of their Medicare revenue from payments made under the CLFS and the Physician Fee Schedule, and receive at least $12,5000 in CLFS revenue, within a 6-month period, to report private payor rates and volumes for their tests with specific CPT codes based on final payments made during a 6-month period of data collection (from January 1 through June 30 of the applicable year). For most laboratory tests, the CLFS is updated every three years, but rates are updated annually for Advanced Diagnostic Laboratory Tests, or ADLTs. The first private payor rate-based CLFS was based on data collected from January 1 through June 30, 2016, and, following an initial, one-year delay became effective on January 1, 2018. CMS published final rules implementing these changes in 2016 and 2018.

Under the revised Medicare Clinical Laboratory Fee Schedule, reimbursement for clinical laboratory testing was reduced for most tests in 2018, 2019, and 2020. PAMA calls for further revisions of the Medicare Clinical Laboratory Fee Schedule for years after 2021, based on future surveys of market rates. Further reductions in reimbursement may result from such revisions.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act, enacted on March 27, 2020, revised payment reductions and the data reporting schedule for CDLTs that are not ADLTs. Under the CARES Act, the next data reporting period is January 1, 2022 through March 31, 2022, and will be based upon the data collected during the January 1, 2019 to June 30, 2019 period. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2018 through 2020 and to 15% per test per year in each of the years 2022 through 2024. Payments will not be reduced for 2021 for CDLTs.

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us. There is additional uncertainty in light of the new Presidential administration. The taxes imposed by federal legislation, cost reduction measures and the expansion in the role of the U.S. government in the healthcare industry may result in decreased revenue, lower reimbursement by payers for our tests or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

In 2018, the U.S. enacted the Eliminating Kickbacks in Recovery Act, or EKRA, as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (SUPPORT Act). EKRA is an all-payer anti-kickback law that makes it a criminal offense to pay any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory. Although it appears that EKRA was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written. The term “laboratory” is defined broadly and without reference to any connection to substance use disorder treatment. EKRA is a criminal statute and violations can result in fines of up to $200,000, up to 10 years in prison, or both, per violation. As drafted, EKRA prohibits incentive compensation to sales employees, a practice that is common in the industry.

Our business activities may be subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery and anti-corruption laws.

Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, potentially including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

Changes in governmental regulation could negatively impact our business operations and increase our costs.

The pharmaceutical, biotechnology and healthcare industries are subject to a high degree of governmental regulation. Significant changes in these regulations affecting our business could result in the imposition of additional restrictions on our business, additional costs to us in providing our tests or services to our customers or otherwise negatively impact our business operations. Changes in governmental regulations mandating price controls and limitations on patient access to our products could also reduce, eliminate or otherwise negatively impact our sales. Additional changes may be forthcoming in light of the new Presidential administration.

Interpace Biosciences, Inc.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

On June 12, 2015, the Federal Circuit issued a decision in Ariosa v. Sequenom holding that a method for detecting a paternally inherited nucleic acid of fetal origin performed on a maternal serum or plasma sample from a pregnant female were unpatentable as directed to a naturally occurring phenomenon. On July 30, 2015, the USPTO released a Federal Register Notice entitled, “July 2015 Update on Subject Matter Eligibility,” This Notice updated the USPTO guidelines for the USPTO’s procedure for subject matter eligibility under 35 U.S.C. § 101 for claims embracing natural products or natural principles phenomenon. On May 4, 2016, the USPTO released life science examples that were intended to be used in conjunction with the USPTO guidance on subject matter eligibility. Although the guidelines and examples do not have the force of law, patent examiners have been instructed to follow them. On February 6, 2019, the Federal Circuit for Court of Appeals issued a decision in Athena Diagnostics, Inc. v. Mayo Collaborative Servs., LLC, which relied on the decisions from Mayo and Ariosa, to find a claim directed to a method for diagnosing neurotransmission or developmental disorders related to muscle specific tyrosine kinase not eligible for patenting under 35 U.S.C. § 101. What constitutes a law of nature and a sufficient inventive concept continues to remain uncertain, and it is possible that certain aspects of diagnostic tests will continue to be considered natural laws and, therefore, ineligible for patent protection.

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

Interpace Biosciences, Inc.

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

We have incurred net losses since 2015 and may never achieve or sustain profitability. As of the fiscal year ended December 31, 2020, we had U.S. federal and state net operating losses, or NOLs, of approximately $81.0 million and $48.3 million which have been updated to reflect the 382 limitation for NOLs sustained post 382 ownership change, respectively. Subject to the final two sentences of this paragraph, the federal and state NOL carryforwards will begin to expire, if not utilized, beginning in 2028 for certain states. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current federal income tax law, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of Federal taxable income.

To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. We may be limited in the portion of NOL and tax credit carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. Sections 382 and 383 of Internal Revenue Code limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The limitation could prevent us from using some or all of our NOLs and tax credits, as it places a formula limit of how much of our NOL and tax credit carryforwards we would be permitted to use in a tax year. The amount of the annual limitation, if any, will be determined based on the value of our company immediately prior to an ownership change. During the periods 2017 through 2019, the company experienced greater than 50% changes in ownership and as a result, NOLs attributable to the pre-ownership change are subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to the ownership changes. The Company has adjusted their NOL carryforwards to address the impact of the 382 ownership change. Subsequent ownership changes may further affect the limitation in future years. In the event we have undergone or will undergo an ownership change under Section 382 of the Internal Revenue Code, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may become subject to these limitations, which could potentially result in increased future tax liability to us.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

As part of our strategy, we may pursue acquisitions of synergistic businesses or other related assets. If we make any further acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisition by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results and financial condition. Integration of an acquired company or business will also likely require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition. To finance any acquisitions or investments, we may choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for these activities through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. If these funds are raised through the sale of equity or convertible debt securities, dilution to our stockholders could result. The holders of our Series B Preferred Stock have the right to approve any public offering. Consummating an acquisition poses a number of risks including:

Interpace Biosciences, Inc.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

During 2020, our common stock traded at a low of $2.57 and a high of $11.00. During 2019, our common stock traded at a low of $3.80 and a high of $11.20 (adjusted for reverse stock split). Volatility in our stock price or trading volume may be in response to various factors, some of which may be beyond our control. In addition to the other factors discussed or incorporated by reference herein, factors that may cause fluctuations in our stock price or trading volume, include, among others:

●	general volatility in the trading markets;

●	the impact of the delisting of our common stock from Nasdaq and listing on the OTCQX;

●	adverse research and development results;

●	significant fluctuations in our quarterly operating results;

●	significant changes in our cash and cash equivalent reserves;

●	our liquidity and ability to obtain additional capital, including the market’s reaction to any announced capital-raising transactions;

●	market assessments of any announced strategic transaction, including the likelihood that it would be completed and the timing for completion;

●	potential negative market reaction to the terms or volume of any issuance of shares of our common stock, preferred stock or other securities to new investors, pursuant to strategic or capital-raising transactions or to employees, directors or other service providers;

●	sales of substantial amounts of our common stock, or the perception that substantial amounts of our common stock may be sold, by stockholders in the public market;

Interpace Biosciences, Inc.

Annual Report on Form 10-K

●	announcements regarding our business or the business of our competitors;

●	announcements regarding our equity offerings;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	industry and/or regulatory developments;

●	changes in revenue mix;

●	changes in revenue and revenue growth rates for us and for the industries in which we operate;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	statements or changes in opinions, ratings or earnings estimates made, or the failure to make, by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate; and

●	general market and economic conditions.

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

We cannot predict the extent to which the delisting of our common stock from Nasdaq and subsequent trading on OTCQX® will adversely affect our common stock and business and financial condition.

On February 25, 2020, our common stock was delisted from the Nasdaq Capital Market (“Nasdaq”) and commenced trading on the OTCQX® Best Market tier of the OTC Markets Group Inc. (the “OTCQX”), an electronic quotation service operated by OTC Markets Group Inc.

Trading in stock quoted on the OTCQX is often thin, volatile, and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the issuer’s operations, results or business prospects. The availability of buyers and sellers represented by this volatility could lead to a market price for our Common Stock that is unrelated to operating performance. Moreover, the OTCQX is not a stock exchange, and trading of securities quoted on the OTCQX is often more volatile than the trading of securities listed on a stock exchange like Nasdaq or NYSE. The OTCQX quotation system may provide less liquidity than Nasdaq. We cannot predict the extent to which a trading market will develop or how liquid that market might become.

Prices for securities traded solely on the OTCQX quotation system may be difficult to obtain, and holders of our common stock may be unable to resell their shares at or near their original acquisition price or at any price. Further, our delisting from Nasdaq and commencement of trading on the OTCQX has and may continue to have negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, the loss of federal preemption of state securities laws, greater difficulty in raising capital through the public or private sale of equity securities, deterring broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, a loss of current or future coverage by certain sell-side analysts, deterring certain institutions and persons from investing in our securities at all and a loss of confidence of our customers, collaborators, vendors, suppliers and employees, which could harm our business and future prospects.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

The risks associated with penny stock classification could affect the marketability of the Company’s common stock and stockholders could find it difficult to sell their shares.

If the Company’s shares of Common Stock do not maintain a trading price of $5.00 or more per share, the Company’s common stock will be subject to “penny stock” rules as defined in Exchange Act Rule 3a51-1. The SEC adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Transaction costs associated with purchases and sales of penny stocks are likely to be higher than those for other securities. Penny stocks generally are equity securities with a price of less than $5.00.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company’s common stock and stockholders may find it more difficult to sell their shares.

Risks Relating to Being a Public Company

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

For example, in 2020, our Audit Committee conducted an independent investigation in accordance with Section 10A of the Exchange Act into complaints of certain employment and billing and compliance matters and concluded that the allegations made in the complaints were unsubstantiated and that there was no evidence of any illegal acts. The completion of the investigation caused us to be late in filing our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

We also recently spent considerable management time in connection with our restatement of previously issued financial statements contained in our Annual Reports on Form 10-K for the years ended December 31, 2014 through 2019 as well as the financial statements contained in the Quarterly Reports on Form 10-Q for each quarterly period within those fiscal years as well as the quarterly periods ended March 31, 2020 and June 30, 2020. This was due to evaluating and recording an impairment charge and amortization expense relating to our BarreGen asset.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Further, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, if we lose our status as a “smaller reporting company,” we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 of the Sarbanes-Oxley Act, as applicable, requires us to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, like those disclosed in Item 9A of this Report and in our restated financial statements referred to above, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

If we are unable to maintain and implement effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls on an annual basis. If we have material weaknesses in our internal control over financial reporting, like those disclosed in Item 9A of this Report and as a result of our recent restatement of financial statements from 2014 through 2020 to record impairment charges and amortization expenses, we may not detect errors on a timely basis and our financial statements may be materially misstated. We will need to maintain and enhance these processes and controls as we grow, and we will require additional management and staff resources to do so. Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

If we are unable to conclude that our internal control over financial reporting is effective, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the price of our common stock to decline. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our reported operating results and harm our reputation. Internal control deficiencies could also result in a restatement of our financial results.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Risks Relating to Our Corporate Structure and Our Common Stock

We have a substantial number of authorized common and preferred shares available for future issuance that could cause dilution of our stockholders’ interest, adversely impact the rights of holders of our common stock and cause our stock price to decline.

We have a total of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized for issuance. As of March 1, 2021 we had 95,896,246 shares of common stock and 4,953,000 shares of preferred stock available for issuance. As of March 1, 2021, we have reserved 994,045 shares of our common stock for issuance under our 2019 Equity Incentive Plan and 64,277 shares of our common stock for issuance under our Employee Stock Purchase Plan and 691,173 additional shares available for future grants of awards under our stock incentive plan as well as warrants for 1,419,648 shares of our common stock outstanding at prices ranging from $9.40 to $46.90 per warrant share. Provided that we have a sufficient number of unreserved authorized capital stock available, we may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Those additional issuances of capital stock could result in substantial dilution of our existing stockholders. Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes or the conversion ratio of any issued preferred stock is lower than the book value per share of our common stock at the time of such exercise or conversion. Additionally, new investors in any subsequent issuances of our securities could gain rights, preferences and privileges senior to those of holders of common stock.

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

Interpace Biosciences, Inc.

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

Our corporate headquarters are located in Parsippany, New Jersey where we lease approximately 6,000 square feet. The lease runs through September 2022. Our diagnostic laboratory facilities are located in Pittsburgh, Pennsylvania and New Haven, Connecticut, where we lease a total of approximately 21,400 square feet combined. Our Pittsburgh, Pennsylvania lease runs through June 30, 2023. Our New Haven, Connecticut lease is a one year term that runs through December 2021. The Company entered into an agreement to divest the New Haven lab to DiamiR in March 2021. The transaction is expected to be finalized in April 2021. Our pharma services laboratory facilities are located in Research Triangle Park (RTP) in Morrisville, North Carolina where we lease approximately 24,900 square feet. The Morrisville lease runs through May 2030.

We have a vacant facility in Rutherford, New Jersey for which the lease terminates on March 31, 2021.

Accordingly, we believe that our current facilities are adequate for our current and foreseeable operations and that suitable additional space will be available if needed.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We may from time to time become involved in legal proceedings arising in the ordinary course of business.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective February 25, 2021, our common stock was delisted from The Nasdaq Capital Market and was listed for trading on the OTCQX Best Market under the symbol “IDXG.”

Reverse Stock Split

On January 15, 2020, we effected a one-for-ten reverse split of our issued and outstanding shares of our common stock. At the effective time of the reverse split, every 10 shares of common stock issued and outstanding were automatically combined into one share of issued and outstanding common stock, without any change in the par value per share. Our common stock began trading on a reverse stock split-adjusted basis on January 15, 2020.

Holders of Record

We had 194 stockholders of record as of March 12, 2021. Not reflected in the number of stockholders of record are persons who beneficially own shares of common stock held in nominee or street name.

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

Our second quarter Fiscal 2020 revenues were impacted by lower than expected clinical service volume which we believe resulted from the pandemic-related temporary reduction in non-essential testing procedures. Our pharma services business also softened during the second quarter of 2020. During the third and fourth quarters of 2020, our clinical services business recovered to levels prior to the pandemic and our pharma services business is was also recovering, but more slowly.

The continuing impact that the COVID-19 pandemic will have on our operations, including duration, severity and scope, remains highly uncertain and cannot be fully predicted at this time. Accordingly, we believe that the COVID-19 pandemic could continue to adversely impact our results of operations, cash flows and financial condition in the future.

To optimize the operations of laboratory operations within our pharma services, we transitioned activities from the Rutherford, NJ facility to our Morrisville, NC facility. We invested several million dollars to facilitate this relocation, including but not limited to the transfer of personnel, expansion of the Morrisville facility and validation of transferred processes over the next several months. We believe that this investment will result in a reduction in future operating costs; however, it is not certain whether we will successfully implement the relocation or whether the transition will produce the predicted financial benefits.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Clinical services

Our clinical services provide clinically useful molecular diagnostic tests, bioinformatics and pathology services for evaluating cancer risk by leveraging the latest technology in personalized medicine for improved patient diagnosis and management. We develop and commercialize genomic tests and related first line assays principally focused on early detection of patients with indeterminate biopsies and at high risk of cancer using the latest technology to help personalized medicine and improve patient diagnosis and management. Our tests and services provide mutational analysis of genomic material contained in suspicious cysts, nodules and lesions with the goal of better informing treatment decisions in patients at risk of thyroid, pancreatic, and other cancers. The laboratory developed molecular diagnostic tests we offer are designed to enable healthcare providers to better assess cancer risk, helping to avoid unnecessary surgical treatment in patients at low risk. We currently have five commercialized molecular diagnostic tests in the marketplace: PancraGEN®, which is a pancreatic cyst and pancreaticobiliary solid lesion genomic test that helps PanDNA, a “molecular only” version of PancraGEN that provides physicians a snapshot of a limited number of factors; physicians better assess risk of pancreaticobiliary cancers using our proprietary PathFinderTG® platform; ThyGeNEXT®, which is an expanded oncogenic mutation panel that helps identify malignant thyroid nodules; ThyraMIR®, which assesses thyroid nodules for risk of malignancy utilizing a proprietary microRNA gene expression assay; and RespriDx®, which is a genomic test that helps physicians differentiate metastatic or recurrent lung cancer from the presence of newly formed primary lung cancer and which also utilizes our PathFinderTG® platform to compare the genomic fingerprint of two or more sites of lung cancer. BarreGEN®, an esophageal cancer risk classifier for Barrett’s Esophagus that also utilizes our PathFinder TG® platform. We currently have a multicenter study underway to further assess the ability of BarreGEN® to accurately predict progression to high grade dysplasia or cancer and to assist us in positioning our product for full launch, partnering, and potentially supporting reimbursement with payers.

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

The global molecular diagnostics market is estimated to be approximately $8.7 billion in 2020 and is a segment within the estimated $69.2 billion in vitro diagnostics market in 2019 according to statistics from Kalorama Information, publisher of the Worldwide Market for In Vitro Diagnostic Tests.

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

Pharma services

Our pharma services provide pharmacogenomics testing, genotyping, biorepository and other specialized services to the pharmaceutical and biotech industries. Laboratory and testing services are performed for pharmaceutical and biotech companies engaged in clinical trials and focuses on providing these clients with oncology specific and non-oncology genetic testing services for phase I-IV clinical trials along with critical support of ancillary services. These services include: biorepository, clinical trial logistics, clinical trial design, bioinformatics analysis, customized assay development, DNA and RNA extraction and purification, genotyping, gene expression and biomarker analyses. We also seek to apply our expertise in laboratory developed tests to assist in developing and commercializing drug-specific companion diagnostics. We have established business relationships with key instrument manufacturers to support their platforms in the market, and to drive acceptance among biopharmaceutical sponsors developing innovative immuno-oncology therapies.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

In addition to the tests and services provided to our pharma customers, we custom develop Next Generation Sequencing (NGS) panels for our customers focused on pharmacogenomics and oncology.

We also utilize our laboratories to provide clinical trial services to the pharmaceutical and biotech industries to improve the efficiency and economic viability of clinical trials. Our clinical trials services leverage our knowledge of clinical oncology and molecular diagnostics and our laboratories’ fully integrated capabilities. We believe our laboratory is one of a few with the capability to combine somatic and germline mutational analyses in clinical trials. We operate through a CLIA certificated and CAP accredited laboratory located in Raleigh, North Carolina.

Our laboratory possesses capabilities in histology, immunohistochemistry (IHC), flow cytometry, cytogenetics and fluorescent in-situ hybridization (FISH), as well as sophisticated molecular analysis techniques, including next generation sequencing. This allows for comprehensive customized testing within one lab enterprise, with our CAP-accredited biorepository laboratory serving as a central hub for specimen tracking. Using this approach, we are able to support demanding clinical trial protocols requiring multiple assays and techniques aimed at capturing data on multiple biomarkers. Our suite of available testing platforms allows for highly customized clinical trial design which is supported by our dedicated group of development scientists and technical personnel.

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

Nasdaq Delisting

On February 25, 2021, the Company’s common stock was delisted from The Nasdaq Stock Market LLC (“Nasdaq”) due to the Company’s failure to regain compliance with Nasdaq’s minimum $2,500,000 stockholders’ equity requirement for continued listing as set forth in Nasdaq Listing Rule 5550(b) (the “Rule”) and the Company’s failure to timely execute its plan to regain compliance under the Rule.

On February 24, 2021, the Company was approved to have its common stock quoted on the OTCQX® Best Market tier of the OTC Markets Group Inc. (the “OTCQX”), an electronic quotation service operated by OTC Markets Group Inc. The trading of the Company’s common stock commenced on OTCQX at the open of business on February 25, 2021 under the trading symbol IDXG.

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

As a result of overall economic conditions related to the coronavirus pandemic, the impact of the coronavirus pandemic on the Company’s financial results, and the decrease in the price of the Company’s common stock noted during the third quarter of fiscal 2020, the Company performed an internal review of its long-lived assets. Due to an extended delay in the launch of the Company’s Barrett’s test, the Company believes there was a triggering event in Fiscal 2016. The Company applied the required procedures under ASC 360 and assessed the estimated future cash flows related to the Barrett’s intangible asset on an undiscounted basis. It was determined that the carrying value of the asset was in excess of the undiscounted cash flows as of December 31, 2016. As a result, the Company performed a formal valuation of the asset on a discounted basis in order to measure the related impairment. Additionally, the Company concluded that amortization of both the Barrett’s intangible asset and its Thyroid intangible assets should have commenced upon acquisition of those assets as opposed to the Company’s previously disclosed policy of beginning asset amortization when the product was launched and generating revenue.

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

Significant judgment is also required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. We currently have significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences. The realization of these assets is dependent on generating future taxable income. We perform an analysis quarterly to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets. Our recent operating results and projections of future income weighed heavily in our overall assessment. The existing and forecasted levels of pretax earnings for financial reporting purposes are not sufficient to generate future taxable income and realize our deferred tax assets and, as a result, we established a full federal and state valuation allowance for the net deferred tax assets at December 31, 2020 and 2019, as we determined that it was more likely than not that these assets would not be realized.

The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL, and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, as well as similar state tax provisions. The amount of the annual limitation, if any, will be determined based on the value of our company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. Additionally, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, therefore, we may not be able to take full advantage of these carry forwards for federal income tax purposes. It was determined that the Company underwent an ownership change and as a result, NOLs attributable to the pre-ownership change are subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to the ownership changes. The Company has adjusted their NOL carryforwards to address the impact of the 382 ownership change.

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

	Years Ended December 31,
	2020	2020	2019	2019

Revenue, net	$32,398	100.0%	$24,220	100.0%
Cost of revenue	21,673	66.9%	15,888	65.6%
Gross profit	10,725	33.1%	8,332	34.4%
Operating expenses:
Sales and marketing	9,254	28.6%	11,116	45.9%
Research and development	2,795	8.6%	2,810	11.6%
General and administrative	20,770	64.1%	14,363	59.3%
Acquisition related expense	-	0.0%	2,534	10.5%
Acquisition related amortization expense	4,461	13.8%	3,989	16.5%
Change in fair value of contingent consideration	(489)	-1.5%	(44)	-0.2%
Total operating expenses	36,791	113.6%	34,768	143.6%

Operating loss	(26,066)	-80.5%	(26,436)	-109.1%
Interest accretion expense	(549)	-1.7%	(440)	-1.8%
Other income (expense), net	467	1.4%	196	0.8%
Loss from continuing operations before tax	(26,148)	-80.7%	(26,680)	-110.2%
Benefit (provision) for income taxes	53	0.2%	(28)	-0.1%
Loss from continuing operations	(26,201)	-80.9%	(26,652)	-110.0%

Loss from discontinued operations, net of tax	(250)	-0.8%	(88)	-0.4%

Net loss	$(26,451)	-81.6%	$(26,740)	-110.4%

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Revenue, net

Consolidated revenue for the year ended December 31, 2020 increased by $8.2 million, or 34%, to $32.4 million, compared to the year ended December 31, 2019. This increase was primarily attributable to the full year of revenue from pharma services as compared to the partial year in 2019 and the accounts receivable adjustment we recorded in the fourth quarter of 2019 of $8.7 million, which was recorded as a reduction in net revenue (representing a change in estimate in accordance with ASC 606) due to third party collection issues, of which $3.5 million was related to billings in 2018 and $5.2 million related to billings in 2019.

Cost of revenue

Consolidated cost of revenue for the year ended December 31, 2020 increased by $5.8 million, or 36%, to $21.7 million, compared to the year ended December 31, 2019 primarily due to pharma services acquired in July 2019.

Gross Profit

Consolidated gross profit for the year ended December 31, 2020 increased $2.4 million, or 29%, to $10.7 million, compared to $8.3 million for the year ended December 31, 2019. This increase was attributable to the $8.7 million revenue adjustment discussed above which was recorded in the fourth quarter of 2019.

Sales and marketing expense

Consolidated sales and marketing expense was $9.3 million for the year ended December 31, 2020, as compared to $11.1 million for the year ended December 31, 2019. As a percentage of revenue, sales and marketing expense decreased to 29% from 46% in the comparable prior year period. The decrease in sales and marketing expense primarily reflects the slowdown of sales activity for clinical services due to the COVID-19 pandemic.

Research and development

Consolidated research and development expense was approximately $2.8 million in the periods ended December 31, 2020 and 2019, and as a percentage of revenue was 9% for the year ended December 31, 2020 and 12% for the year ended December 31, 2019. The decrease as a percentage of revenue was due to higher revenue in 2020.

General and administrative

General and administrative expense for the year ended December 31, 2020 was $20.8 million as compared to $14.4 million for the year ended December 31, 2019. The increase was primarily attributable to costs associated with the acquired pharma services. As a percentage of net revenue, general and administrative expense was 64% for the year ended December 31, 2020 as compared to 59% for the year ended December 31, 2019.

Acquisition related expense

During the year ended December 31, 2019, we incurred approximately $2.5 million in external costs related to our acquisition of pharma services on July 15, 2019.

Acquisition related amortization expense

During the years ended December 31, 2020 and December 31, 2019, we recorded amortization expense of approximately $4.5 million and $4.0 million, respectively, which is related to intangible assets associated with our acquisitions.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Change in fair value of contingent consideration

During the year ended December 31, 2020, there was a $0.5 million decrease in the contingent consideration liability. During the year ended December 31, 2019, there was a $0.04 million decrease in the contingent consideration liability.

Operating loss

There were consolidated operating losses from continuing operations of $26.1 million and $26.4 million during the years ended December 31, 2020 and 2019, respectively.

Provision (benefit) for income taxes

We had income tax expense of $0.1 million for the year ended December 31, 2020 and an income tax benefit of $28,000 for the year ended December 31, 2019. Income tax expense for 2020 was primarily driven by minimum state and local taxes.

Loss from discontinued operations, before tax

We had a loss from discontinued operations of $0.3 million for the year ended December 31, 2020 as compared to a loss from discontinued operations of $0.1 million for the year ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

For the fiscal year ended December 31, 2020, we had an operating loss of $26.1 million. As of December 31, 2020, we had cash, cash equivalents and restricted cash of $3.4 million, total current assets of $14.1 million and current liabilities of $18.2 million. As of March 25, 2021, we had approximately $3.2 million of cash on hand, excluding restricted cash.

During the year ended December 31, 2020, net cash used in operating activities was $14.0 million. The main component of cash used in operating activities was our net loss of $26.5 million which was partially offset by non-cash expenses of $7.7 million. During the year ended December 31, 2019, net cash used in operating activities was $19.0 million, all but $0.03 million of which was used in continuing operations. The main component of cash used in operating activities was our net loss of $26.7 million.

For the year ended December 31, 2020, cash provided from financing activities was $16.6 million, $19.2 million which resulted from the issuance of preferred stock in January 2020 and $0.4 million from sales of Common Stock, partially offset by the repayment of $3.0 million of borrowed funds under our Revolver. For the year ended December 31, 2019, there was cash provided from financing activities of $29.2 million, $6.5 million of which resulted from the issuance of common stock in our underwritten public offering completed in January 2019, $25.7 million which resulted from the issuance of Preferred Stock in July and October 2019, and $3.0 million from the drawing down of funds under our revolving line of credit with Silicon Valley Bank (“SVB”). This was partially offset by the payment of the note payable to Cancer Genetics of $6.0 million as part of the acquisition of the pharma services business in July 2019.

For the year ended December 31, 2020, cash used in investing activities was $1.6 million, primarily related to capital expenditures associated with the moving of our Rutherford, New Jersey lab to North Carolina. For the year ended December 31, 2019, there was cash used in investing activities of $13.9 million, $13.8 million of which was used in our acquisition of the pharma services business.

In September 2019, we entered into the Equity Distribution Agreement (the “Agreement”) with Oppenheimer & Co. Inc., as sales agent (the “Agent”), pursuant to which we, from time to time, issued and sold shares of our common stock in an aggregate offering price of up to $4.8 million through the Agent. See Note 13, Equity of the notes to the financial statements for more details. In 2020, approximately 178,000 shares were sold for net proceeds of approximately $0.4 million. In 2019, approximately 98,000 shares (as adjusted for the reverse stock split) of common stock were sold for net proceeds of approximately $0.2 million. Further, upon the filing of this Report, we will no longer remain eligible to use Form S-3 and therefore we will lose our ability to sell Shares under the Equity Distribution Agreement.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

As of July 31, 2020, the Company was in violation of a financial covenant under the SVB Loan Agreement. Additionally, due to the untimely filing of our second quarter Form 10-Q with the SEC, the Company was in default under the SVB Loan Agreement. During September 2020, the Company paid down the outstanding Revolver balance of $3.4 million in full and transferred $0.35 million into a restricted cash money market account with SVB to serve as collateral for the Company’s letters of credit supporting its facilities. Prior to September 2020, the collateral for the letters of credit was accounted for as a reduction in the availability under the Revolver. As of September 30, 2020, and through the date of termination of the SVB Loan Agreement, there was no balance outstanding on the Revolver. On October 19, 2020 SVB agreed to forebear from exercising its rights and remedies with respect to the defaults and the Company as a result was in compliance with the terms of the SVB Loan Agreement through the date of its termination in January 2021.

In January 2020, we sold 20,000 preferred shares to investors, led by 1315 Capital, for net proceeds of approximately $19.5 million; see Note 13, Equity of the footnotes to the financial statements for more detail.

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

As of December 31, 2020, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$5,609	$1,235	$1,657	$793	$1,924

Interpace Biosciences, Inc.

Annual Report on Form 10-K

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

The Company’s cash and cash equivalents balance is decreasing and we will not generate positive cash flows from operations for the year ending December 31, 2021. We intend to meet our ongoing capital needs by using our available cash, including the Ampersand and 1315 Capital loans, as well as revenue growth and margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options.

With the Company’s delisting from Nasdaq in February 2021, its ability to raise additional capital may be materially adversely impacted. In addition, the Company’s inability to use Form S-3 after it files this Report may have an adverse impact on our ability to raise additional capital. There is no assurance we will be successful in meeting our capital requirements prior to becoming cash flow positive.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the CEO and CFO concluded at that time that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

In light of the restatement of the Company’s consolidated financial statements for the years ended December 31, 2019 and 2018 relating to the amortization and the impairment of certain intangible assets, the Company’s management, with the participation of the CEO and the CFO, have reevaluated the Company’s disclosure controls and procedures as of December 31, 2020, including whether the errors identified were the result of a material weakness in the Company’s internal control over financial reporting. Based on this assessment, management identified a material weakness in the Company’s internal control over financial reporting related to properly identifying all the events that could trigger an asset impairment. The Company did not properly amend policies and procedures associated with its valuation process for asset impairment, specifically for intangible assets, and as a result failed to develop appropriate control activities to adequately respond to the triggering events identified. As a result, the CEO and CFO concluded that the disclosure controls and procedures were not effective as of December 31, 2020 as a result of this material weakness.

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

Our internal control system was designed to provide reasonable assurance to our management and Board regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework in 2013. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 and concluded that it is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Item 1.02. Termination of a Material Definitive Agreement.

Effective March 31, 2021, the Company terminated the Office Lease Agreement dated October 9, 2007, by and between the Company and Meadows Landmark, LLC (“Landlord”) (as amended, the “Rutherford Lease”) for the Company’s laboratory facility at Meadows Office Complex, 201 Route 17 North, Rutherford, New Jersey.

Under section 7 of the Rutherford Lease, the Company may exercise a Termination Option (as defined therein) to terminate the Rutherford Lease as of the Early Termination Date (as defined therein) by delivering a notice to the Landlord no more than 12 months prior to the Early Termination Date (the “Termination Notice”) and by paying a termination fee of $188,185.38 (the “Termination Fee”). As previously disclosed by the Company, the Company provided the Termination Notice and paid the Termination Fee to the Landlord on March 27, 2020.

The foregoing description of the Termination Notice is qualified in its entirety by reference to the full text of such agreement which is filed as Exhibit 10.73 to this Annual Report on Form 10-K and is incorporated by reference in its entirety.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors and executive officers of the registrant that is responsive to Item 10 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2021 annual meeting of stockholders and such information is incorporated by reference herein.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation of the registrant that is responsive to Item 11 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2021 annual meeting of stockholders, and such information is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management of the registrant that is responsive to Item 12 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2021 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions of the registrant that is responsive to Item 13 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2021 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services of the registrant that is responsive to Item 14 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2021 annual meeting of stockholders and such information is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements – See Index to Financial Statements on page F-1 of this Form 10-K.
(2)	Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

(3)	Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
2.2	Asset Purchase Agreement, dated as of October 30, 2015, by and between Publicis Touchpoint Solutions, Inc. and PDI, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2015.
2.3	Secured Creditor Asset Purchase Agreement, dated July 15, 2019, by and among Interpace BioPharma, Inc., Cancer Genetics, Inc., Interpace Diagnostics Group, Inc. and Partners for Growth IV, L.P., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
3.1+	Conformed version of Certificate of Incorporation of Interpace Biosciences, Inc., as amended by the Certificate of Amendment, effective January 15, 2020, and the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed January 17, 2020, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
3.2	Amended and Restated Bylaws of Interpace Biosciences, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019.
4.1	Description of Securities, filed herewith.
4.2	Specimen Certificate Representing the Common Stock, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (File No. 333-227728), filed with the SEC on October 5, 2018.
4.3	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2017.
4.4	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, as amended, filed with the SEC on March 24, 2017.
4.5	Form of PreFunded Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.
4.6	Form of Underwriters’ Warrants, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.
4.7	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.
4.8	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2017.
4.9	Loan and Security Agreement, dated November 13, 2018, by and among Silicon Valley Bank, Interpace Diagnostics Group, Inc., Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC, incorporated by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
4.10	Form of Underwriter Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 29, 2019.
4.11	Subordinated Seller Note of Interpace BioPharma, Inc., dated July 15, 2019, in favor of Cancer Genetics, Inc., incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.1*	Amended and Restated 2004 Stock Award and Incentive Plan, incorporated by reference to Annex A of the Company’s definitive proxy statement, filed with the SEC on August 14, 2017.
10.2*	Form of Restricted Stock Unit Agreement for Employees, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Exhibit No.	Description
10.3*	Form of Restricted Stock Unit Agreement for Directors, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.4*	Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.5*	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.6*	Interpace Diagnostics Group, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.7*	Amendment to the Interpace Biosciences, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 26, 2020.
10.8*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.3 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.9*	Form of Interpace Biosciences, Inc. 2019 Equity Incentive Plan Restricted Stock Unit And Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.9 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 26, 2020.
10.10*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.11*	Interpace Diagnostics Group, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.12*	Incentive Stock Option Agreement between Interpace Diagnostics Group, Inc. and James Early, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2016.
10.13*	Employment Agreement between Interpace Diagnostics Group, Inc. and James Early, effective as of March 16, 2018, incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 23, 2018.
10.14*	Severance and Consulting Agreement and General Release, dated January 29, 2020, by and between Interpace Biosciences, Inc. and James Early, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2020.
10.15*	Employment Agreement, dated as of January 29, 2020, by and between Interpace Biosciences, Inc. and Fred Knechtel, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2020.
10.16*	Incentive Stock Option Agreement between Interpace Diagnostics Group, Inc. and Jack E. Stover, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2016.
10.17*	Amended and Restated Employment Agreement dated December 5, 2018, between the Company and Jack E. Stover, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2018.
10.18*	First Amendment to Amended and Restated Employment Agreement, dated January 29, 2020, by and between Interpace Biosciences, Inc. and Jack E. Stover, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2020.
10.19*	Employment Separation Agreement between Interpace Diagnostics, LLC and Gregory Richard, effective as of March 25, 2015, incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 21, 2019.
10.20*	Employment Agreement, dated November 23, 2020, between Thomas W. Burnell and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 25, 2020.
10.21*	Separation and Consulting Agreement and General Release, dated November 23, 2020, between Jack E. Stover and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 25, 2020.
10.22*	Form of Indemnification Agreement by and between Interpace Diagnostics Group, Inc. and its directors and executive officers, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2016.
10.23*	Form of Indemnification Agreement by and between Interpace Biosciences, Inc. and Indemnitee, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020.
10.24	License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Exhibit No.	Description
10.25	CPRIT License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.26	Supply Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.27	Guaranty, dated August 13, 2014 by the Company in favor of Asuragen, Inc., incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.28	Morris Corporate Center Lease, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 5, 2009.
10.29	First Amendment to Lease, dated May 24, 2017, by and between Brookwood MC Investors, LLC, Brookwood MC II, LLC, and the Company, incorporated by reference to Exhibit 10.52 of the Company’s Registration Statement on Form S-1 (333-218140), as amended, filed with the SEC on June 13, 2017.
10.30	Lease, dated June 28, 2015, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.
10.31	Amendment No. 1 to Lease, dated September 18, 2007, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.
10.32	Amendment No. 2 to Lease, dated August 29, 2008, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.
10.33	Amendment No. 3 to Lease, dated April 8, 2009, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.
10.34	Amendment No. 4 to Lease, dated September 16, 2010, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.
10.35	Amendment No. 5 to Lease, dated September 15, 2011, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.
10.36	Amendment No. 6 to Lease, dated March 5, 2014, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.
10.37	Amendment No. 7 to Lease, dated August 29, 2014, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.
10.38	Amendment No. 8 to Lease, dated December 31, 2019, by and between WE 2 Church Street South LLC and Interpace Diagnostics Lab Inc., , incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.39	Lease Agreement, dated March 31, 2017, by and between Saddle Lane Realty, LLC and the Company, incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-1 (333-218140), as amended on June 13, 2017.
10.40	First Amendment, dated September 26, 2017, by and between Saddle Lane Realty, LLC and Interpace Diagnostics Corporation, incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time
10.41	Amendment No. 2 to Lease, dated March 15, 2018, between Saddle Lane Realty, LLC and Interpace Diagnostics Corporation, incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 23, 2018.
10.42	Form of Securities Purchase Agreement, dated January 20, 2017, by and between Interpace Diagnostics Group, Inc. and certain purchasers named therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2017.
10.43	Warrant Agency Agreement, dated June 21, 2017, by and between Interpace Diagnostics Group, Inc. and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

Exhibit No.	Description
10.44	Form of Warrant Exercise Agreement dated October 12, 2017, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2017.
10.45	Securities Purchase Agreement, dated July 15, 2019, by and between Interpace Diagnostics Group, Inc. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.46	Transition Services Agreement, dated July 15, 2019, by and between Interpace BioPharma, Inc. and Cancer Genetics, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.47	Form of Voting Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.48	Office Lease Agreement, dated October 9, 2007, by and between Meadows Office, L.L.C. and Cancer Genetics, Inc., incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.49	First Amendment to Lease, dated October 30, 2017, by and between Meadows Landmark LLC and Cancer Genetics, Inc., incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.50	Consent to Assignment, dated July 19, 2019, by and among Meadows Landmark LLC, Cancer Genetics, Inc., and Interpace BioPharma, Inc, incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.51	Lease Agreement, dated June 12, 2004, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time..
10.52	Letter Amendment, dated October 21, 2004, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.53	Second Amendment to Lease, dated June 17, 2005, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.54	Third Amendment to Lease, dated May 25, 2006, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.55	Fourth Amendment to Lease, dated December 20, 2007, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.56	Fifth Amendment to Lease, dated June 15, 2009, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.57	Sixth Amendment to Lease, dated June 3, 2010, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.58	Seventh Amendment to Lease, dated October 26, 2010, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.59	Eighth Amendment to Lease, dated July 27, 2011, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.60	Ninth Amendment to Lease, dated November 7, 2012, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.61	Tenth Amendment to Lease, dated July 15, 2014, by and among Southport Business Park Limited Partnership, Gentris Corporation, and Gentris, LLC, incorporated by reference to Exhibit 10.57 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time..
10.62	Eleventh Amendment to Lease, effective as of June 1, 2020, by and between Southport Business Park Limited Partnership and Interpace Pharma Solutions, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 9, 2020.
10.63	Assignment of Lease, dated July 15, 2019, by and between Cancer Genetics, Inc. and Interpace BioPharma, Inc., incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.64	Guaranty of Lease, dated July 15, 2019, by and between Interpace Diagnostics Group, Inc. and Southport Business Park Limited Partnership, incorporated by reference to Exhibit 10.59 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.65	Equity Distribution Agreement, dated September 20, 2019, by and between Interpace Diagnostics Group, Inc. and Oppenheimer & Co. Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2019.
10.66	Securities Purchase and Exchange Agreement, dated January 10, 2020, by and among Interpace Biosciences, Inc., 1315 Capital II, L.P. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2020.
10.67	Amended and Restated Investor Rights Agreement, dated as of January 15, 2020, by and among Interpace Biosciences, Inc., 1315 Capital II, L.P. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020.
10.68	Support Agreement, dated April 7, 2020, by and between Ampersand 2018 Limited Partnership and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on October 19, 2020.
10.69	Termination Agreement, dated July 9, 2020, by and between Ampersand 2018 Limited Partnership and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on October 19, 2020.
10.70	Support Agreement, dated April 2, 2020, by and between 1315 Capital II, L.P. and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on October 19, 2020.
10.71	First Loan Modification Agreement, dated March 18, 2019, by and among Silicon Valley Bank, Interpace Diagnostics Group, Inc. (n/k/a Interpace Biosciences, Inc.), Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC, incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on October 19, 2020.
10.72	Joinder and Second Loan Modification Agreement, dated October 19, 2020, by and among the Company, Interpace Diagnostics Corporation, Interpace Diagnostics, LLC, Interpace Pharma Solutions, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on October 23, 2020.
10.73	Lease Termination Notice to Meadows Landmark, LLC for the Company’s laboratory facility at Meadows Office Complex, 201 Route 17 North, Rutherford, New Jersey, effective March 31, 2021, filed herewith.
21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
23.1	Consent of BDO USA, LLP, filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Denotes compensatory plan, compensation arrangement or management contract.

ITEM 16.	Form 10-K Summary

The Company has opted to not provide a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPACE BIOSCIENCES, INC.

Date: April 1, 2021	/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ Thomas W. Burnell	President, Chief Executive Officer and Director	April 1, 2021
Thomas W. Burnell	(Principal Executive Officer)

/s/ Thomas Freeburg	Chief Financial Officer and Treasurer	April 1, 2021
Thomas Freeburg	(Principal Financial and Accounting Officer)

/s/ Stephen J. Sullivan	Director	April 1, 2021
Stephen J. Sullivan

/s/ Joseph Keegan	Director	April 1, 2021
Joseph Keegan

/s/ Eric Lev	Director	April 1, 2021
Eric Lev

/s/ Robert Gorman	Chairman of the Board of Directors	April 1, 2021
Robert Gorman

/s/ Edward Chan	Director	April 1, 2021
Edward Chan

/s/ Fortunato Ron Rocca	Director	April 1, 2021
Fortunato Ron Rocca

Interpace Biosciences, Inc.

Index to Consolidated Financial Statements

and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Interpace Biosciences, Inc.

Parsippany, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Interpace Biosciences, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered operating losses, has negative operating cash flows and is dependent upon its ability to generate profitable operations in the future and/or obtain additional financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. In addition, the Company has been materially impacted by the outbreak of a novel coronavirus (COVID-19), which was declared a global pandemic by the World Health Organization in March 2020. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described in Note 1 of the consolidated financial statements, the Company’s clinical services derive revenue from the performance of its proprietary assays or tests. The Company’s performance obligation is fulfilled upon the completion, review and release of test results to the customer. The Company subsequently bills third-party payers or direct-bill payers for the tests performed.

We identified revenue recognition related to the measurement of the Company’s clinical services revenue recognized for each specified test based on an estimated transaction price or net realizable value (“NRV”) as a critical audit matter. The principal considerations for our determination included the following: (i) the judgment applied by management in determining the estimated transaction price or NRV, which is determined based on historical collection rates by each payer category for each proprietary test offered by the Company, (ii) estimating the amount of variable consideration that should be included in the transaction price using the expected value method based on historical experience, and (iii) a high degree of auditor judgment, subjectivity and effort in performing audit procedures and evaluating the results of those procedures, due to the significant estimation required in estimating the amount that will be collected for each test, as the estimate is affected by assumptions in payor behavior such as changes in payor mix, payor collections, current customer contractual requirements, and experience with ultimate collection from the third-party payors. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the reasonableness of management’s judgments and estimates to calculate variable consideration, and the timing of recognizing the related revenue subject to any constraints.

●	Comparing the significant assumptions and inputs used by management to changes in the Company’s contracted rates, third-party payor collection trends, and assessing the historical accuracy of the cash collections used in the Company’s revenue models and assessing the completeness of adjustments to estimates of future cash collections as a result of significant contract amendments, changes in collection trends and changes in payor behavior.

●	Testing on a substantive basis clinical testing revenue including, among others, assessing valuation methodologies and models and testing the significant assumptions above and the underlying data used by the Company in its analysis, agreeing transactions selected for testing back to the actual contract terms and the Company’s revenue model.

We have served as the Company’s auditor since 2012.

/s/ BDO USA, LLP

Woodbridge, New Jersey

April 1, 2021

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$2,772	$2,321
Restricted cash	600	-
Accounts receivable, net of allowance for doubtful accounts of
$275 and $25, respectively	8,028	10,338
Other current assets	2,722	3,851
Total current assets	14,122	16,510
Property and equipment, net	7,349	6,814
Other intangible assets, net	11,351	15,849
Goodwill	8,433	8,433
Operating lease right of use assets	4,384	3,892
Other long-term assets	42	42
Total assets	$45,681	$51,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,511	$4,709
Accrued salary and bonus	3,161	2,341
Other accrued expenses	9,795	9,476
Current liabilities from discontinued operations	766	766
Total current liabilities	18,233	17,292
Contingent consideration	1,818	2,391
Operating lease liabilities, net of current portion	3,540	2,591
Line of credit	-	3,000
Other long-term liabilities	4,637	4,573
Total liabilities	28,228	29,847

Commitments and contingencies (Note 12)

Preferred stock, $.01 par value; 5,000,000 shares authorized, 270 Series A
shares issued and outstanding	-	26,172
47,000 Series B issued and outstanding	46,536	-

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized;
4,075,257 and 3,932,370 shares issued, respectively;
4,055,593 and 3,920,589 shares outstanding, respectively	402	393
Additional paid-in capital	184,404	182,514
Accumulated deficit	(212,116)	(185,665)
Treasury stock, at cost (19,664 and 11,781 shares, respectively)	(1,773)	(1,721)
Total stockholders' equity	(29,083)	(4,479)
Total liabilities and stockholders' equity	$(855)	$25,368

Total liabilities, preferred stock and stockholders' equity	$45,681	$51,540

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	For The Years Ended December 31,
	2020	2019

Revenue, net	$32,398	$24,220
Cost of revenue (excluding amortization of $4,461 and $3,989, respectively)	21,673	15,888
Gross profit	10,725	8,332
Operating expenses:
Sales and marketing	9,254	11,116
Research and development	2,795	2,810
General and administrative	20,770	14,363
Acquisition related expense	-	2,534
Acquisition related amortization expense	4,461	3,989
Change in fair value of contingent consideration	(489)	(44)
Total operating expenses	36,791	34,768

Operating loss	(26,066)	(26,436)
Interest accretion expense	(549)	(440)
Other income (expense), net	467	196
Loss from continuing operations before tax	(26,148)	(26,680)
Provision (benefit) for income taxes	53	(28)
Loss from continuing operations	(26,201)	(26,652)

Loss from discontinued operations, net of tax	(250)	(88)

Net loss	(26,451)	(26,740)

Less dividends on preferred stock	-	(429)
Less adjustment for preferred stock deemed dividend	(3,033)	-

Net loss attributable to common stockholders	$(29,484)	$(27,169)

Basic and diluted (loss) income per share of common stock:
From continuing operations	$(7.26)	$(7.23)
From discontinued operations	(0.06)	(0.02)
Net loss per basic and diluted share of common stock	$(7.32)	$(7.25)
Weighted average number of common shares and common share equivalents outstanding:
Basic	4,029	3,746
Diluted	4,029	3,746

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	For The Year Ended		For The Year Ended
	December 31, 2020		December 31, 2019
	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	3,932	$393	2,877	$287
Common stock issued	37	1	9	1
Restricted stock issued	6	-	-	-
Common stock issued through market sales	80	8	-	-
Common stock issued through offerings	-	-	933	94
Balance at March 31	4,055	402	3,819	382
Common stock issued	-	-	10	1
Balance at June 30	4,055	402	3,829	383
Common stock issued	5	-	-	-
Balance at September 30	4,060	402	3,829	383
Common stock issued	15	-	5	-
Common stock issued through market sales	-	-	98	10
Balance at December 31	4,075	402	3,932	393
Treasury stock:
Balance at January 1	12	(1,721)	7	(1,680)
Treasury stock purchased	-	-	3	(32)
Balance at March 31	12	(1,721)	10	(1,712)
Treasury stock purchased	7	(49)	-	-
Balance at June 30	19	(1,770)	10	(1,712)
Treasury stock purchased	-	-	-	-
Balance at September 30	19	(1,770)	10	(1,712)
Treasury stock purchased	1	(3)	2	(9)
Balance at December 31	20	(1,773)	12	(1,721)
Additional paid-in capital:
Balance at January 1		182,514		175,820
Common stock issued through offerings, net of expenses		-		5,868
Extinguishment of Series A Shares		(828)		-
Beneficial Conversion Feature in connection with Series B Issuance		2,205		-
Amortization of Beneficial Conversion Feature		(2,205)		-
Common stock issued through market sales		476		-
Stock-based compensation expense		418		266
Balance at March 31		182,580		181,954
Common stock issued		-		72
Stock-based compensation expense		400		205
Balance at June 30		182,980		182,231
Dividends accrued		-		(75)
Stock-based compensation expense		563		205
Balance at September 30		183,543		182,361
Common stock issued through market sales, net of expenses		-		218
Dividends accrued		-		(354)
Stock-based compensation expense		861		289
Balance at December 31		184,404		182,514
Accumulated deficit:
Balance at January 1		(185,665)		(158,981)
Net loss		(6,494)		(3,326)
Adoption of ASC 842		-		55
Balance at March 31		(192,159)		(162,252)
Net loss		(5,580)		(5,304)
Balance at June 30		(197,739)		(167,556)
Net loss		(6,234)		(7,446)
Balance at September 30		(203,973)		(175,002)
Net loss		(8,143)		(10,663)
Balance at December 31		(212,116)		(185,665)

Total stockholders’ equity		$(29,083)		$(4,479)

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For The Years Ended December 31,
	2020	2019

Cash Flows From Operating Activities
Net loss	$(26,451)	$(26,740)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	5,501	4,524
Interest accretion	549	440
Bad debt expense	585	499
Reversal of 2019 bonus accrual	(1,156)	-
Mark to market on warrants	(61)	(279)
Stock-based compensation	2,187	1,535
ESPP expense	55	-
Deferred income taxes	37	18
Change in estimate on collectability of accounts receivable	-	3,479
Change in fair value of contingent consideration	(489)	(44)
Asset impairment	37	-
Other gains and expenses, net	-	18
Other changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,725	(1,102)
Decrease in other current assets	241	129
Increase in other long-term assets	-	(11)
Decrease in accounts payable	(198)	(938)
Increase in accrued salaries and bonus	1,976	362
Increase (decrease) in accrued liabilities	1,395	(1,301)
Increase in long-term liabilities	88	454
Net cash used in operating activities	(13,979)	(18,957)

Cash Flows From Investing Activity
Acquisition of Biopharma, net of cash acquired	-	(13,829)
Purchase of property and equipment	(1,575)	(131)
Sale of property and equipment	-	13
Net cash used in investing activities	(1,575)	(13,947)

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	434	6,478
Issuance of preferred stock, net of expenses	-	25,744
Issuance of Series B preferred stock, net of expenses	19,223	-
Payment of CGIX note and related interest	-	(6,024)
(Payments) borrowings on Line of Credit	(3,000)	3,000
Cash paid for repurchase of restricted shares	(52)	(41)
Net cash provided by financing activities	16,605	29,157

Net increase (decrease) in cash, cash equivalents and restricted cash	1,051	(3,747)
Cash, cash equivalents and restricted cash – beginning	2,321	6,068
Cash, cash equivalents and restricted cash – ending	$3,372	$2,321

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

The Company has one reporting segment: the Company’s clinical and pharma services business. The Company’s current reporting segment structure is reflective of the way the Company’s management views the business, makes operating decisions and assesses performance. This structure allows investors to better understand Company performance, better assess prospects for future cash flows, and make more informed decisions about the Company.

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

Reverse stock split

On January 15, 2020, the Company effected a one-for-ten reverse split of its issued and outstanding shares of its common stock (the “Reverse Stock Split”). Every 10 shares of common stock issued and outstanding were automatically combined into one share of issued and outstanding common stock, without any change in the par value per share. The Company’s issued and outstanding stock decreased from 39,323,701 to 3,932,370 and 39,205,895 to 3,920,589 at December 31, 2019. All information related to common stock, stock options, restricted stock units, warrants and earnings per share have been retroactively adjusted to give effect to the reverse stock split for all periods presented.

Immaterial Revision

In 2020, the Company completed an Internal Revenue Code Section 382 analysis of its historical net operating loss carry-forward amount. As a result, the prior year net operating loss carry-forward was determined to be limited. See Note 17 Income Taxes, for further details.

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

Other current assets

Other current assets consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Lab supply inventory	$2,052	$1,825
Prepaid expenses	625	971
Funds in escrow	-	888
Other	45	167
Total other current assets	$2,722	$3,851

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is recognized on a straight-line basis, using the estimated useful lives of: seven to twelve years for furniture and fixtures; two to five years for office and computer equipment; three to twelve years for lab equipment; and leasehold improvements are amortized over the shorter of the estimated service lives or the terms of the related leases which are currently three to ten years. Repairs and maintenance are charged to expense as incurred. Upon disposition, the asset and related accumulated depreciation and amortization are removed from the related accounts and any gains or losses are reflected in operations.

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

See Note 7, Property and Equipment, for further information.

Long-Lived Assets, including Finite-Lived Intangible Assets

Finite-lived intangible assets are stated at cost less accumulated amortization. Amortization of finite-lived acquired intangible assets is recognized on a straight-line basis, using the estimated useful lives of the assets of approximately two years to ten years in acquisition related amortization expense in the Consolidated Statements of Operations.

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

The Company elected the practical expedient to expense contract costs as incurred related to clinical services because the contract term is less than one year. Contract costs for pharma services were not significant.

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

Stock-Based Compensation

The compensation cost associated with the granting of stock-based awards is based on the grant date fair value of the stock award. The Company recognizes the compensation cost, net of estimated forfeitures, over the shorter of the vesting period or the period from the grant date to the date when retirement eligibility is achieved. Forfeitures are initially estimated based on historical information and subsequently updated over the life of the awards to ultimately reflect actual forfeitures. As a result, changes in forfeiture activity can influence the amount of stock compensation cost recognized from period to period. The Company primarily uses the Black-Scholes option-pricing model to determine the fair value of stock options and stock appreciation rights (“SARs”). The determination of the fair value of stock-based payment awards is made on the date of grant and is affected by the Company’s stock price as well as assumptions made regarding a number of complex and subjective variables. These assumptions include: expected stock price volatility over the term of the awards; actual and projected employee stock option exercise behaviors; the risk-free interest rate; and expected dividend yield. The fair value of restricted stock units, or RSUs, and restricted shares is equal to the closing stock price on the date of grant. In 2020, the Company issued performance-based options and RSUs based on achieving stock price or certain other financial metrics. These require the Company to assess the likelihood of achieving certain performance milestones on a quarterly basis. In these instances, the Company has the initial valuation model prepared by an outside expert.

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

Income (Loss) per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the year including any unvested share-based payment awards that contain nonforfeitable rights to dividends. Diluted earnings per common share are computed by dividing net income by the sum of the weighted average number of shares outstanding and dilutive common shares under the treasury method. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid), are participating securities and are included in the computation of earnings per share pursuant to the two-class method. As a result of the losses incurred in both 2020 and 2019, the potentially dilutive common shares have been excluded from the earnings per share computation for these periods because its inclusion would have been anti-dilutive. Additionally, preferred shares have been excluded in the denominator of the earnings per share computation, on an if-converted basis, as such shares would have been anti-dilutive.

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

The Base Purchase Price was subject to two additional adjustments following the closing: for the finalized net worth (assets less liabilities) of BioPharma as of June 30, 2019 (the “NWA”), subject to a cap of $775,000, and for certain older accounts receivable, in the aggregate amount of approximately $830,000, still uncollected as of December 31, 2019 (the “ARA”). Any amounts due to the Company under the NWA were to be set off against the Excess Consideration Note and any amounts due to the Company under the ARA were to be either set off against the Excess Consideration Note or, if it is no longer outstanding, satisfied through an AR Holdback (as defined in the Asset Purchase Agreement) mechanism, in each case as further set forth in the Asset Purchase Agreement. Additionally, an indemnification holdback of $735,000 was established as an offset for any potential claims against the Company related to the transaction. The expiration period for the notification of any third-party claims was set at January 15, 2020. On October 18, 2019, a payment of $6,024,489 was made in settlement of the note less remaining holdbacks of $887,858, $735,000 for the Indemnification Holdback and $152,858 for the remaining AR Holdback. All holdback amounts were settled by May 31, 2020.

The transaction was accounted for using the acquisition method of accounting for business combinations in accordance with GAAP. Under this method, the total consideration transferred to consummate the acquisition is being allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired and liabilities assumed.

In connection with the transaction, the Company recorded $8.3 million of goodwill and $7.3 million of finite lived intangible assets. Finite lived intangible assets had a combined weighted-average amortization period of 8.4 years at the time of acquisition, which consists of ten years for tradenames and eight years for customer relationships. Goodwill results largely from a trained workforce in place and expected synergies from new lines of business. Goodwill recorded in conjunction with the acquisition is deductible for income tax purposes. See Note 8, Goodwill and Other Intangible Assets, for more information. Transaction expenses of approximately $2.5 million incurred in connection with the acquisition were expensed as incurred.

The reconciliation of consideration given for BioPharma to the allocation of the purchase price of assets and liabilities acquired based on their relative fair values was as follows:

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

The following unaudited pro forma consolidated revenues for the year ended December 31, 2019 assume that the Company had acquired Biopharma Solutions as of January 1, 2019. The pro forma revenues include estimates and assumptions which management believes are reasonable. However, pro forma revenues are not necessarily indicative of the revenues that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future revenues.

Year Ended
December 31,
2019
Revenue	$31,722

The BioPharma business had not historically been accounted for as a separate entity, subsidiary or division of CGI. In addition, stand-alone financial statements related to BioPharma have not been prepared previously as CGI’s financial system was not designed to provide complete financial information of BioPharma. Therefore, the Company was not able to estimate the pro forma impact to net loss or the net loss per share of BioPharma for the year ended December 31, 2019.

3.	Recent Accounting Standards

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

As of December 31, 2020, the Company had cash and cash equivalents of $2.8 million, net accounts receivable of $8.0 million, total current assets of $14.1 million and total current liabilities of $18.2 million. For the year ended December 31, 2020, the Company had a net loss of $26.5 million and cash used in operating activities was $14.0 million. During the second and third quarters of fiscal 2020 the Company experienced slower collections due to the pandemic and in September 2020, we repaid approximately $3.4 million to Silicon Valley Bank (“SVB”) under our former secured revolving line of credit facility (the “Revolver”), which was part of our Loan and Security Agreement with SVB dated November 13, 2018, as amended March 18, 2019 (as so amended, the “SVB Loan Agreement”). On January 5, 2021, the Company terminated the SVB Loan Agreement. See Note 19, Revolver and Note 21, Subsequent Events.

In September 2019, we entered into the Equity Distribution Agreement (the “Equity Distribution Agreement”) with Oppenheimer & Co. Inc., as sales agent (the “Agent”), pursuant to which we, from time to time, issued and sold shares of our common stock with an aggregate offering price of up to $3.7 million through the Agent (the “ATM arrangement”). During the year ended December 31, 2020, approximately 178,000 shares of common stock were sold for net proceeds of approximately $0.7 million. As a result of the preferred shares transaction mentioned below, additional shares may no longer be sold under the ATM arrangement without a majority approval by the holders of the preferred shares. Since our common stock has been delisted by The Nasdaq Stock Market LLC (“Nasdaq”) due to our failure to meet minimum stockholders’ equity requirements, we are no longer eligible to sell under the Equity Distribution Agreement. In addition, we are currently ineligible to use a Form S-3 shelf registration statement.

In January 2020, we sold 20,000 Series B preferred shares to investors, led by 1315 Capital II, L.P. (“1315 Capital”), for net proceeds of approximately $19.2 million. See Note 13, Equity, for more detail.

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

On January 7, 2021, the Company entered into a $3 million loan through a secured promissory note with Ampersand 2018 Limited Partnership (“Ampersand”) and a $2 million loan through a secured promissory note with 1315 Capital, its Series B shareholders. The rate of interest on the Notes is equal to eight percent (8.0%) per annum and their maturity date is the earlier of (a) June 30, 2021 and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Notes. Both loans are secured by substantially all of the Company’s assets. See Note 21, Subsequent Events.

The Company’s cash and cash equivalents balance is decreasing and we will not generate positive cash flows from operations for the year ending December 31, 2021. We intend to meet our ongoing capital needs by using our available cash, including the loans from Ampersand and 1315 Capital, as well as revenue growth and margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options.

The Company has and may continue to delay, scale-back, or eliminate certain of its activities and other aspects of its operations until such time as the Company is successful in securing additional funding. The Company is exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources. As a result of the Company’s Common Stock being delisted from Nasdaq due to its failure to meet minimum stockholders’ equity requirements, the Company’s ability to raise additional capital may be materially adversely impacted. In addition, the Company’s inability to use Form S-3 after it files its Form 10-K for the fiscal year ended December 31, 2020 may have an adverse impact on our ability to raise additional capital. The future success of the Company is dependent upon its ability to obtain additional funding. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. As of the date of this Report, the Company currently anticipates that current cash and cash equivalents will be sufficient to meet its anticipated cash requirements through the end of the second quarter. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of March 25, 2021 we had approximately $3.2 million of cash on hand, excluding restricted cash.

5.	Discontinued Operations

The Company accounts for business dispositions and its businesses held for sale in accordance with ASC 205-20, Discontinued Operations. ASC 205-20 requires the results of operations of business dispositions to be segregated from continuing operations and reflected as discontinued operations in current and prior periods.

The components of liabilities classified as discontinued operations relate to Commercial Services and consist of the following as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019

Accrued liabilities	$766	$766
Current liabilities from discontinued operations	766	766
Total liabilities	$766	$766

The table below presents the significant components of CSO, Group DCA’s, Pharmakon’s and TVG’s results included within loss from discontinued operations, net of tax in the consolidated statements of operations for the years ended December 31, 2020 and 2019.

	Years Ended
	December 31,
	2020	2019
Income from discontinued operations, before tax	$-	$220
Income tax expense	250	308
Loss from discontinued operations, net of tax	$(250)	$(88)

6.	Fair Value Measurements

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

	As of December 31, 2020		Fair Value Measurements
	Carrying	Fair	As of December 31, 2020
	Amount	Value	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration:
Asuragen (1)	$2,216	$2,216	$-	$-	$2,216
Other long-term liabilities:
Warrant liability (2)	21	21	-	-	21
	$2,237	$2,237	$-	$-	$2,237

	As of December 31, 2019		Fair Value Measurements
	Carrying	Fair	As of December 31, 2019
	Amount	Value	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration:
Asuragen (1)	$2,893	$2,893	$-	$-	$2,893
Other long-term liabilities:
Warrant liability (2)	82	82	-	-	82
	$2,975	$2,975	$-	$-	$2,975

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

				Cancellation	Adjustment
				of Obligation/	to Fair Value/
	December 31, 2019	Payments	Accretion	Conversions Exercises	Mark to Market	December 31, 2020

Asuragen	$2,893	$(737)	$549	$-	$(489)	$2,216

Underwriters Warrants	82	-	-	-	(61)	21
	$2,975	$(737)	$549	$-	$(550)	$2,237

Certain of the Company’s non-financial assets, such as other intangible assets are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

7.	Property and Equipment

Property and equipment consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Furniture and fixtures	$339	$242
Lab and office equipment	7,536	6,353
Computer equipment	339	339
Internal-use software	1,572	1,276
Leasehold improvements	505	506
Property and equipment	10,291	8,716
Less accumulated depreciation and amortization	(2,942)	(1,902)
Net property and equipment	$7,349	$6,814

Depreciation and amortization expense from continuing operations was approximately $0.8 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively. There was internal-use software amortization expense included in depreciation and amortization expense in 2020 of approximately $0.1 million. As of December 31, 2020, capitalized external-use software was fully amortized.

8.	Goodwill and Other Intangible Assets

Goodwill is attributable to the acquisition of the Biopharma business from CGI in July 2019. The carrying value of the intangible assets acquired was $15.6 million, with goodwill of approximately $8.3 million and identifiable intangible assets of approximately $7.3 million. The goodwill balance at December 31, 2020 was $8.4 million. The net carrying value of the identifiable intangible assets as of December 31, 2020 and December 31, 2019 is as follows:

		As of December 31, 2020	As of December 31, 2019
	Life	Carrying	Carrying
	(Years)	Amount	Amount

Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	6,682	6,719
BioPharma acquisition:
Trademarks	10	1,600	1,600
Customer relationships	8	5,700	5,700

CLIA Lab	2.3	$609	$609

Total		$39,251	$39,288

Accumulated Amortization		$(27,900)	$(23,439)

Net Carrying Value		$11,351	$15,849

The following table displays a roll forward of the carrying amount of goodwill from January 1, 2019 to December 31, 2020:

Carrying
Amount
Balance as of January 1, 2019	$-
Goodwill acquired	8,273
Adjustments	160
Balance as of December 31, 2019	8,433
Adjustments	-
Balance as of December 31, 2020	$8,433

Amortization expense was approximately $4.5 million and $4.0 million for the years ended December 31, 2020 and 2019, respectively. Estimated amortization expense for the next five years is as follows:

2021	2022	2023	2024	2025

$4,078	$2,156	$1,745	$873	$873

9.	Leases

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

The table below presents the lease-related assets and liabilities recorded in the Consolidated Balance Sheet:

	Classification on the Balance Sheet	December 31, 2020
		(unaudited)
Assets
Financing lease assets	Property and equipment, net	$597
Operating lease assets	Operating lease right of use assets	4,384
Total lease assets		$4,981

Liabilities
Current
Financing lease liabilities	Other accrued expenses	$177
Operating lease liabilities	Other accrued expenses	1,027
Total current lease liabilities		$1,204
Noncurrent
Financing lease liabilities	Other long-term liabilities	138
Operating lease liabilities	Operating lease liabilities, net of current portion	3,540
Total long-term lease liabilities		3,678
Total lease liabilities		$4,882

The weighted average remaining lease term for the Company’s operating leases was 7.1 years as of December 31, 2020 and the weighted average discount rate for those leases was 6.0%. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.” With respect to the Rutherford lease, in March 2020 the Company delivered a notice of early termination which would terminate the lease in March 2021. As a result of entering into an early termination of the Rutherford lease the Company’s operating lease assets and liabilities decreased by approximately $0.5 million.

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

The table below reconciles the undiscounted cash flows to the lease liabilities recorded on the Company’s Consolidated Balance Sheet as of December 31, 2020:

	Operating Leases	Financing Leases
2021	1,235	185
2022	1,028	78
2023	629	65
2024	390	-
2024-2030	2,327
Total minimum lease payments	5,609	329
Less: amount of lease payments representing effects of discounting	1,042	14
Present value of future minimum lease payments	4,567	315
Less: current obligations under leases	1,027	177
Long-term lease obligations	$3,540	$138

10.	Retirement Plans

The Company offers an employee 401(k) saving plan. Under the Interpace Biosciences, Inc. 401(k) Plan, employees may contribute up to 50% of their pre- or post-tax base compensation. The Company currently offers a safe harbor matching contribution equal to 100% of the first 3% of the participant’s contributed base salary plus 50% of the participant’s base salary contributed exceeding 3% but not more than 5%. Participants are not allowed to invest any of their 401(k) funds in the Company’s common stock. The Company’s total contribution expense from continuing operations related to the 401(k) plan for the years ended December 31, 2020 and December 31, 2019 was approximately $0.4 million and $0.3 million, respectively.

11.	Accrued Expenses and Other Long-Term Liabilities

Other accrued expenses consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Accrued royalties	$2,710	$1,934
Contingent consideration	398	502
Upfront Medicare payment	2,066	-
Operating lease liability	1,027	1,321
Financing lease liability	177	184
Deferred revenue	54	457
Payable to CGI	-	888
Accrued sales and marketing - diagnostics	51	197
Accrued lab costs - diagnostics	161	163
Accrued professional fees	854	1,399
Taxes payable	334	403
Unclaimed property	565	565
All others	1,398	1,463
Total other accrued expenses	$9,795	$9,476

Other long-term liabilities consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Warrant liability	$21	$82
Uncertain tax positions	4,342	4,081
Deferred revenue	136	269
Other	138	141
Total other long-term liabilities	$4,637	$4,573

In the third quarter of 2020, the Company reversed approximately $1.2 million of bonus accrual that was accrued in 2019 after it was determined it would not be paid out.

12.	Commitments and Contingencies

The Company leases facilities and certain equipment under agreements classified as operating leases, which expire at various dates through May 2030. Substantially all of the property leases provide for increases based upon use of utilities and landlord’s operating expenses as well as pre-defined rent escalations. Total expense from continuing operations under these agreements for the years ended December 31, 2020 and 2019 was approximately $2.1 million and $1.3 million, respectively.

As of December 31, 2020, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$5,609	$1,235	$1,657	$793	$1,924

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

As of December 31, 2020 and 2019, there were 47,000 Series B and 270 Series A issued and outstanding shares of preferred stock, respectively.

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

Subject to the terms and conditions of the Equity Distribution Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares and may, at any time, suspend sales under the Equity Distribution Agreement or terminate the Equity Distribution Agreement in accordance with its terms. The Company has provided the Agent with customary indemnification rights, and the Agent will be entitled to a fixed commission of 3.0% of the aggregate gross proceeds from the Shares sold. The Equity Distribution Agreement contains customary representations and warranties and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. In 2019, 97,817 shares (as adjusted for the reverse stock split) were sold for net proceeds to the Company of approximately $0.2 million. In 2020, approximately 178,000 shares were sold for net proceeds to the Company of approximately $0.7 million.

As a result of the January 10, 2020 Securities Purchase and Exchange Agreement, additional Shares may no longer be sold under the ATM arrangement without a majority approval by the holders of the Series B Preferred Stock in accordance with the Amended and Restated Investor Rights Agreement entered into on that date. Since our common stock has been delisted by The Nasdaq Stock Market LLC (“Nasdaq”) due to our failure to meet minimum stockholders’ equity requirements, we are no longer eligible to sell under the Equity Distribution Agreement. In addition, we are currently ineligible to use a Form S-3 shelf registration statement. See Note 21, Subsequent Events.

14.	Warrants

Warrants outstanding and warrant activity for the year ended December 31, 2020 are as follows:

Description	Classification	Exercise Price	Expiration Date	Warrants Issued	Balance December 31, 2019	Warrants Cancelled/ Expired	Balance December 31, 2020

Private Placement Warrants, issued January 25, 2017	Equity	$46.90	June 2022	85,500	85,500		85,500
RedPath Warrants, issued March 22, 2017	Equity	$46.90	September 2022	10,000	10,000		10,000
Underwriters Warrants, issued June 21, 2017	Liability	$13.20	December 2022	57,500	53,500		53,500
Base & Overallotment Warrants, issued June 21, 2017	Equity	$12.50	June 2022	1,437,500	870,214		870,214
Vendor Warrants, issued August 6, 2017	Equity	$12.50	August 2020	15,000	15,000	(15,000)	-
Warrants issued October 12, 2017	Equity	$18.00	April 2022	320,000	320,000		320,000
Underwriters Warrants, issued January 25, 2019	Equity	$9.40	January 2022	65,434	65,434		65,434

				1,990,934	1,419,648	(15,000)	1,404,648

The weighted average exercise price of the warrants is $15.97 and the weighted average remaining contractual life is approximately 1.4 years.

15.	Stock-Based Compensation

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

The Company primarily uses the Black-Scholes option-pricing model to determine the fair value of stock options and SARs. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatility is based on historical volatility. As there is no trading volume for the Company’s options, implied volatility is not representative of the Company’s current volatility so the historical volatility of the Company’s common stock is determined to be more indicative of the Company’s expected future stock performance. The expected life is determined using the safe-harbor method. The Company expects to use this simplified method for valuing employee options until more detailed information about exercise behavior becomes available over time. The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The Company recognizes compensation cost, net of estimated forfeitures, arising from the issuance of stock options and SARs on a straight-line basis over the vesting period of the grant.

The Company began an employee stock purchase plan in 2020 and recognized approximately $0.04 million in expense related to that plan.

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

The following table provides the weighted average assumptions used in determining the fair value of the stock options granted during the years ended December 31, 2020 and December 31, 2019.

	December 31, 2020	December 31, 2019
Risk-free interest rate	0.75%	2.34%
Expected life	6.5 years	5.9 years
Expected volatility	123.71%	128.58%
Dividend yield	-	-

The weighted-average fair value of stock options granted during the year ended December 31, 2020 was estimated to be $5.36. The weighted-average fair value of stock options granted during the year ended December 31, 2019 was estimated to be $8.50. There were no options or SARs exercised in 2020 or 2019. Historically, shares issued upon the exercise of options have been new shares and have not come from treasury shares.

Stock-based compensation for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
RSUs and restricted stock	$176	$243
Performance-based awards	265	-
Common stock awards	116	-
Options	1,630	722
Total stock-based compensation expense	$2,187	$965

A summary of stock option and SARs activity for the year ended December 31, 2020, and changes during such year, is presented below:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Grant	Contractual	Intrinsic
	Shares	Price	Period (in years)	Value
Outstanding at January 1, 2020	415,678	$12.50	8.45	$-
Granted	525,550	6.24	9.39	-
Exercised	-
Forfeited or expired	(92,409)	11.18		-
Outstanding at December 31, 2020	848,819	8.76	8.59	-

Exercisable at December 31, 2020	361,501	11.81	7.77	-

Vested and expected to vest	659,465	9.48	8.39	-

A summary of the status of the Company’s non-vested options for the year ended December 31, 2020, and changes during such year, is presented below:

	Shares	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2020	213,472	$8.80
Granted	525,550	5.36
Vested	(197,998)	7.34
Forfeited	(53,706)	7.86
Nonvested at December 31, 2020	487,318	$5.81

The aggregate fair value of options vested during the years ended December 31, 2020 and 2019 was $1.5 million and $0.5 million, respectively. The weighted-average grant date fair value of options vested during the year ended December 31, 2019 was $9.00.

A summary of the Company’s non-vested shares of restricted stock and restricted stock units for the year ended December 31, 2020, and changes during such year, is presented below:

		Weighted-	Average
		Average	Remaining	Aggregate
		Grant Date	Vesting	Intrinsic
	Shares	Fair Value	Period (in years)	Value
Nonvested at January 1, 2020	49,366	$10.04	1.11	$246,830
Granted	236,321	3.43	-	-
Vested	(43,976)	9.52	-	-
Forfeited	(2,254)	10.10	-	-
Nonvested at December 31, 2020	239,457	$3.61	1.75	$751,895

The aggregate fair value of restricted stock units vested during each of the years ended December 31, 2020 and 2019 was $0.4 million and $0.2 million, respectively.

As of December 31, 2020, there was approximately $2.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock units.

16.	Revenue Sources

The Company’s clinical services customers consist primarily of physicians, hospitals and clinics. Its revenue channels include Medicare, Medicare Advantage, Medicaid, Client Billings (hospitals, etc.), and commercial payers. The following sets forth the net revenue generated by revenue channel accounted for more than 10% of the Company’s revenue from continuing operations during the years ended December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and December 31, 2019, revenue from Medicare was approximately 50% and 44% of total revenue, respectively.

	Years Ended December 31,
Customer	2020	2019
Medicare	$10,186	$10,605
Commercial Payers	$4,136	$7,589
Medicare Advantage	$3,566	$1,912
Client Billings	$2,582	$3,521

17.	Income Taxes

The benefit from income taxes on continuing operations for the years ended December 31, 2020 and 2019 is comprised of the following:

	2020	2019
Current:
Federal	$-	$(46)
State	16	-
Total current	16	(46)

Deferred:
Federal	23	11
State	14	7
Total deferred	37	18
Benefit from income taxes	$53	$(28)

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets. The Company’s recent operating results and projections of future income weighed heavily in the Company’s overall assessment. As a result of this analysis, the Company continues to maintain a full valuation allowance against its federal and state net deferred tax assets at December 31, 2020 as the Company believes that it is more likely than not that these assets will not be realized. In the current year, the company maintains a full valuation allowance in consolidation and no separate company deferred tax liability recorded will be recorded.

The tax effects of significant items comprising the Company’s deferred tax assets and (liabilities) as of December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Federal net operating loss carryforwards	$17,015	$11,664
State net operating loss carryforwards	2,953	1,834
Compensation	1,492	1,399
Allowances and reserves	436	457
Intangible assets	292	589
State taxes	900	848
Credit carryforward	229	229
163(j) interest	745	141
Leases	54	23
Deferred revenue	95	88
Valuation allowance	(23,684)	(17,027)
	527	245
Deferred tax liability:

Property and equipment	(582)	(263)
Deferred tax liability-net valuation allowance	$(55)	$(18)

The Company’s deferred tax asset and deferred tax liabilities are included within Other long-term liabilities, respectively, within the consolidated balance sheet as of December 31, 2020 and 2019. Federal tax attribute carryforwards at December 31, 2020, consist primarily of approximately $81.0 million of federal net operating losses. In addition, the Company has approximately $48.3 million of state net operating losses carryforwards. The utilization of the federal carryforwards as an available offset to future taxable income is subject to limitations under federal income tax laws. Under current federal income tax law, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of Federal Taxable Income, and current state net operating losses not utilized begin to expire this year.

The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL, and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, as well as similar state tax provisions. The amount of the annual limitation, if any, will be determined based on the value of our company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. Additionally, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, therefore, we may not be able to take full advantage of these carry forwards for federal income tax purposes. During 2020, the Company completed an assessment of the available NOLs under Section 382 and determined that the Company underwent an ownership change in 2017 and as a result, NOLs attributable to the pre-ownership change are subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to the ownership changes. The Company has adjusted their NOL carryforwards to address the impact of the 382 ownership change. This resulted in a reduction of available Federal and State NOLs of $153.8 million and $60.6 million, respectively.

A reconciliation of the difference between the federal statutory tax rates and the Company’s effective tax rate from continuing operations is as follows:

	2020	2019
Federal statutory rate	21.0%	21.0%
State income tax rate, net of Federal tax benefit	4.0%	3.0%
Meals and entertainment	(0.1)%	(0.2)%
Valuation allowance	(25.0)%	(23.8)%
Naked credit	(0.1)%	(0.1)%
Discontinued operations allocation	0.0%	0.2%
Effective tax rate	(0.2)%	0.1%

The following table summarizes the change in uncertain tax benefit reserves for the two years ended December 31, 2020:

Unrecognized
Tax Benefits

Balance of unrecognized benefits as of January 1, 2019	$877
Additions for tax positions of prior years	-
Balance as of January 1, 2020	$877
Additions for tax positions of prior years	-
Balance as of December 31, 2020	$877

As of December 31, 2020 and 2019, the total amount of gross unrecognized tax benefits was $0.9 million and $0.9 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2020 and 2019 was $0.9 million and $0.9 million, respectively.

The Company recognized interest and penalties of $0.3 million and $0.3 million, respectively, related to uncertain tax positions in income tax expense during each of the years ended December 31, 2020 and 2019. At December 31, 2020 and 2019, accrued interest and penalties, net were $3.4 million and $3.1 million, respectively, and included in the Other long-term liabilities in the consolidated balance sheets.

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

The Company and its subsidiaries file a U.S. Federal consolidated income tax return and consolidated and separate income tax returns in numerous states and local tax jurisdictions. The following tax years remain subject to examination as of December 31, 2020:

Jurisdiction	Tax Years
Federal	2016 - 2020
State and Local	2015 - 2020

To the extent there was a failure to file a tax return in a previous year; the statute of limitation will not begin until the return is filed. There were no examinations in process by the Internal Revenue Service as of December 31, 2020. In 2014, the Company was selected for examination by the Internal Revenue Service for the tax periods ending December 31, 2012 and December 31, 2011 that concluded in 2016 with no adjustments.

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

18.	Historical Basic and Diluted Net Loss per Share

A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2020 and 2019 are as follows (rounded to thousands):

	Years Ended December 31,
	2020	2019
Basic weighted average number of common shares	4,029	3,746
Potential dilutive effect of stock-based awards	-	-
Diluted weighted average number of common shares	4,029	3,746

The Company’s Series B Preferred Stock, on an as converted basis of 7,833,334 shares and the following outstanding stock-based awards and warrants were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Years Ended December 31,
	2020	2019
Options	849	416
Restricted stock units (RSUs)	238	49
Warrants	1,405	1,420
	2,492	1,885

19.	Revolver

On November 13, 2018 the Company, Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC entered into a Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”), which provided for up to $4.0 million of debt financing consisting of a term loan of up to $850,000 and a revolving line of credit based on its outstanding accounts receivable (the “Revolving Line”) of up to $3.75 million. As of December 31, 2020 and December 31, 2019, the balance of the Revolving Line was zero and $3.0 million, respectively

On October 19, 2020, the Company entered into the Second Amendment, which amended the SVB Loan Agreement.

Under the terms of the Second Amendment, Interpace Pharma Solutions (“IPS”) joined the SVB Loan Agreement as a borrower and granted SVB a continuing lien upon and security interest in all of the assets of IPS. Additionally, SVB waived certain existing or potential defaults under the SVB Loan Agreement, including the Company’s failure to meet certain financial covenants (specifically, the adjusted quick ratio requirement) for the months ended July 31, 2020 and August 31, 2020 and the Company’s reporting requirements under the SVB Loan Agreement. SVB agreed to forebear from exercising its rights and remedies in connection with the Company’s reporting requirements until the earlier to occur of (a) the occurrence of any event of default (as defined in the SVB Loan Agreement) other than any arising due to the Company’s reporting requirements which were waived by SVB, or (b) December 31, 2020.

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

20.	Supplemental Cash Flow Information

	For The Years Ended December 31,
	2020	2019
Net cash used in operating activities of discontinued operations	$-	$(30)

Net cash provided by investing activities of discontinued operations	$-	$-

Supplemental Disclosure of Other Cash Flow Information

(in thousands)

Cash paid for taxes	$218	$227
Cash paid for interest	$60	$170

Supplemental Disclosures of Non Cash Activities

(in thousands)

	Years Ended
	December 31,
	2020	2019
Operating
Adoption of ASC 842 - right of use asset	$-	$2,449
Adoption of ASC 842 - operating lease liability	$-	$2,536

Investing
Preferred Stock Deemed Dividend	$3,033	$-
Financing

Accrued financing costs	$31	$342
Accrued preferred dividends	$-	$429

21.	Subsequent Events

Nasdaq delisting

On February 16, 2021, the Company received a delisting determination letter (the “Letter”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Staff has determined to delist the Company’s common stock from Nasdaq due to the Company’s failure to regain compliance with the Nasdaq Capital Market’s minimum $2,500,000 stockholders’ equity requirement for continued listing as set forth in Nasdaq Listing Rule 5550(b) (the “Rule”) and the Company’s failure to timely execute its plan to regain compliance under the Rule.

Nasdaq commenced with delisting the Company’s common stock from the Nasdaq Capital Market and, suspended trading in the Company’s common stock effective at the open of business on February 25, 2021.

On February 24, 2021, the Company was approved to have its common stock quoted on the OTCQX® Best Market tier of the OTC Markets Group Inc. (the “OTCQX”), an electronic quotation service operated by OTC Markets Group Inc. The trading of the Company’s common stock commenced on OTCQX at the open of business on February 25, 2021 under the trading symbol IDXG.

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

Revolving line of credit

On January 5, 2021, the Company terminated the SVB Loan Agreement, see Note 19, Revolver, in accordance with the terms of the agreement. In connection with the termination, SVB waived its right to any termination fees and released its security interest in the assets of the Company.

Disposition of New Haven Laboratory

On March 17, 2021 the Company announced that it has entered into a definitive agreement to sell its New Haven, CT CLIA certified, CAP accredited laboratory to DiamiR Biosciences, Corp. (“DiamiR”). Under the agreement, DiamiR will provide overflow lab testing in support of the Company’s molecular thyroid testing products at its main laboratory in Pittsburgh, PA. DiamiR will also support specific Interpace assay development and validation services on behalf of the Company for the next three quarters. Subject to specific terms and conditions of the agreement being met, it is anticipated that the transaction will close by the end of April 2021.

INTERPACE BIOSCIENCES, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

($ in thousands)

		Additions
	Balance at	(Reductions)	(1)	Balance at
	Beginning	Charged to	Deductions	end
Description	of Period	Operations	Other	of Period
2019
Allowance for doubtful accounts	$-	-	25	$25
Allowance for doubtful notes	$869	-	-	$869
Tax valuation allowance (2)	$11,031	-	5,996	$17,027

2020
Allowance for doubtful accounts	$25	-	250	$275
Allowance for doubtful notes	$869	-	-	$869
Tax valuation allowance	$17,027	-	6,657	$23,684

(1)	Includes payments and actual write offs, as well as changes in estimates in the reserves.
(2)	Opening balance has been adjusted to reflect the impact of the immaterial revision described in Note 1.

