Form 10-K/A
period 2020-12-31
INTERPACE BIOSCIENCES, INC.
filed 2021-04-29
CIK 1054102

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

As of April 16, 2021, 4,112,843 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Interpace Biosciences, Inc. (“Interpace,” the “Company,” “we”, “us” or “our”) is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2021 (the “Original Filing”).

We are filing this Amendment solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2021 Annual Meeting of Stockholders because the Company’s definitive proxy statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III and amends and restates in its entirety Part IV of the Original Filing to include the prior exhibits and additional certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

PART III

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Board of Directors (the “Board”) currently consists of seven members, divided into three classes with two directors in Class I, three directors in Class II and two directors in Class III. Directors serve for three-year terms with one class of directors being elected by the Company’s stockholders at each annual meeting. The terms of our Class II directors, Messrs. Chan, Gorman, and Rocca, will expire at the 2021 annual meeting, the terms of our Class I directors, Messrs. Lev and Sullivan, will expire at the 2022 annual meeting, and the term of our Class III directors, Messrs. Burnell and Keegan, will expire at the 2023 Annual Meeting.

NAME	CLASS	AGE	PRINCIPAL OCCUPATION OR EMPLOYMENT
Thomas W. Burnell	III	59	President and Chief Executive Officer of Interpace Biosciences, Inc.
Edward Chan	II	38	Employee of 1315 Capital Management, LLC
Robert Gorman	II	63	General Partner of MLC, LLC
Joseph Keegan, Ph.D.	III	67	Independent Investor
Eric Lev	I	45	General Partner at Ampersand Capital Partners
Fortunato Ron Rocca	II	59	President and Chief Executive Officer of Exagen Inc.
Stephen J. Sullivan	I	74	Founder, CRO Advisors LLC

The biographies and qualifications of the members of the Board are set forth below. No director is related to any of our other directors, executive officers, or persons nominated or chosen by the Company to become a director or executive officer that would require disclosure pursuant to Item 401(d) of Regulation S-K. Likewise, there are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer that would require disclosure pursuant to Item 401(d) of Regulation S-K.

Thomas W. Burnell, Class III Director. Effective December 1, 2020, Mr. Burnell was named President, Chief Executive Officer and a director of the Company. From October 15, 2019 until November 30, 2020, he served as President and Chief Executive Officer of Cardiovascular Clinic of Nebraska LLC, a medical treatment facility focused on diagnosis and treatment of cardiac and vascular disorders, and from October 2, 2017 until November 29, 2017 he served as Chief Executive Officer and a director of True Nature Holding, Inc., a public company now known as Mitesco, Inc. that focuses on development and acquisition of innovative technologies. From July 16, 2016 until March 31, 2017, Mr. Burnell was the President of Boston Heart Diagnostics Corporation, a diagnostics subsidiary of Eurofins Scientific, Inc. (“Eurofins”). From January 2014 to December 2016, Mr. Burnell was an Operating Partner of Ampersand Capital Partners (“Ampersand”), a private equity firm and the manager of private equity funds that are a major stockholder of the Company, where he represented Ampersand’s investment in a dietary supplement manufacturer, Elite One Source Nutrisciences, Inc., as its President and Chief Executive Officer. From October 2014 until May 2016, Mr. Burnell served as Executive Chairman of Accuratus Lab Services, Inc., a provider of laboratory testing services, and from September 2012 until July 2014 he was President and Chief Executive Officer of Viracor-IBT Laboratories, Inc., a specialty testing laboratory with an emphasis on the transplant market, during which time it was majority-owned by Ampersand prior to its sale to Eurofins. Mr. Burnell performed the above described services, except for his services to us, as the Co-Owner, General Partner, and Chief Executive Officer of Milestone Business Management, a consulting firm focused on strategic, financial, and organizational performance of food, pharmaceutical, and life science companies.

In addition, from September 2005 until August 2010, Mr. Burnell served as President and Chief Executive Officer of Nebraska Heart Institute Heart Hospital, a hospital which was acquired during his tenure by Catholic Health Initiatives. From February 2001 until August 2005, he was President and Chief Executive Officer of Eurofins, a U.S. wholly-owned subsidiary of Eurofins Scientific Group, a publicly held company (“Eurofins Group”). From September 2000 until June 2002, he was President and Chief Executive Officer of GenomicFX, Inc., a leader in livestock and aquaculture genomics. From June 1989 until July 2000, Mr. Burnell held various senior management positions at ContiGroup Companies, Inc., a global agriculture, food and nutrition company. Mr. Burnell holds a PhD in Nutrition from the University of Kentucky and a BS and MS in animal sciences and nutrition, respectively, from the University of Nebraska-Lincoln.

Mr. Burnell has extensive leadership experience in the healthcare, biotechnology, laboratory sciences and manufacturing sectors.

Edward Chan, Class II Director and 1315 Capital Designee. Edward Chan was designated as a director by 1315 Capital II, L.P. (“1315 Capital Fund”) as a holder of the Company’s Series B Convertible Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”), and thereby appointed and elected to the Board effective January 15, 2020. On January 22, 2020, the Company named Mr. Chan to the Board’s Compensation & Management Development Committee (the “Compensation Committee”), Nominating and Corporate Governance Committee (the “Nominating Committee”), and a newly created Compliance and Regulatory Committee (the “Regulatory Compliance Committee”), which was formerly part of the Company’s Audit Committee and was formed in January 2020. Since October 2016, Mr. Chan has served as an employee of 1315 Capital Management, LLC “1315 Capital”), a Philadelphia-based firm that provides expansion and growth capital to healthcare companies and is affiliated with 1315 Capital Fund. Mr. Chan has over 12 years of experience in healthcare investing. From 2012 to 2016, Mr. Chan was a vice president at NaviMed Capital Advisors, LLC, a lower middle-market healthcare investment firm and an associate at Siemens Venture Capital, the investment arm of Siemens. Mr. Chan started his career developing and commercializing a molecular diagnostic product at a venture backed company and has been involved in several diagnostics and biopharma services investments including China Diagnostics Medical Corporation (acquired by Actis Capital), BioImagene, Inc. (acquired by Roche Holding AG), RadPharm, Inc. (acquired by JLL Partners), Cylex, Inc. (acquired by Viracor-IBT Laboratories, Inc.), Sequenom, Inc. (acquired by Laboratory Corporation of America Holdings) and Genoptix, Inc. (“Genoptix”) (acquired by NeoGenomics, Inc.). He currently serves on the board of the private company Centurion Service Group, LLC. Mr. Chan received a BSc in Biomedical Engineering from Johns Hopkins University and an M.B.A. from the Wharton School at the University of Pennsylvania.

Mr. Chan’s designation as director brings to the Board experience in expanding healthcare companies and biomedical engineering and business backgrounds.

Robert Gorman, Class II Director and Ampersand Designee. Robert Gorman was initially designated as director on October 17, 2019 by Ampersand 2018 Limited Partnership (“Ampersand Fund”) as holder of the Company’s Series A Convertible Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), and thereby appointed and elected to the Board and was re-designated as director by Ampersand Fund as a holder of the Company’s Series B Preferred Stock and thereby re-appointed and re-elected to the Board effective January 15, 2020. On January 22, 2020, the Company named Mr. Gorman to the Compensation Committee and the Regulatory Compliance Committees. On April 16, 2020, Mr. Gorman resigned as a member of the Compensation Committee and was appointed as Chairman of the Board. Mr. Gorman’s experience includes over 30 years in healthcare leadership positions. The majority of his career has been in the laboratory services industry with both public and private companies. After leaving public accounting, he served as Operations Controller for Home Medical Systems, Inc., a company focused on the roll-up of the durable medical equipment business in the United States and sold to Beverly Enterprises. He joined Central Diagnostic Laboratory, the largest independent laboratory at the time, as East Coast Controller, which was acquired by Corning Clinical Laboratory (now known as Quest Diagnostics Incorporated (“Quest”)). He spent over 20 years at Quest where he held various leadership roles including responsibility for the New York and New England laboratories and the East Region, and he ultimately became the Vice President of U.S. operations. After retiring from Quest, Mr. Gorman along with WaterStreet Healthcare Partners acquired Converge Diagnostic Services LLC (“Converge”) in 2009, where he served as Chief Executive Officer. He helped transform Converge into a full service regional laboratory services company servicing the New England market. After approximately four and a half years, Converge was acquired by Quest. During the past five years, Mr. Gorman served as Senior Vice President of U.S. Clinical Diagnostics for Eurofins Scientific Group, an international laboratory company (OTC: ERFSF), with responsibility for clinical diagnostic businesses in the U.S from January 2017 to July 2018. Since July 2018, Mr. Gorman serves as a consultant for MLC, LLC, for which he is also the general partner. Mr. Gorman has served on several for profit and not for profit boards, including for Eurofins Group’s subsidiary, Boston Heart Diagnostics Corporation, from January 2017 to July 2018. Mr. Gorman earned his B.S. in Accounting from Villanova University.

Mr. Gorman brings leadership in the laboratory services industry in public and private companies, including clinical diagnostic businesses, to the Board.

Joseph Keegan, Class III Director. Joseph Keegan, Ph.D. was appointed to the Board effective January 1, 2016 and was subsequently appointed Chairman of our Audit Committee and our Nominating Committee. Dr. Keegan has more than 30 years of experience in life science businesses. From 2007 to 2012, when it was sold to Pall Corporation, Dr. Keegan was chief executive officer at ForteBio, Inc., a life science tool company, where he helped to lead a financing round and established product development and sales strategies for that company. From 1998 to 2007, Dr. Keegan was chief executive officer at Molecular Devices Corporation (NASDAQ: MDCC), a provider of bioanalytical measurement systems, software and consumables, where Dr. Keegan helped grow the company both internally and through acquisitions. From 1992 to 1998, Dr. Keegan worked at Becton Dickinson and Company, a medical technology company that manufactures and sells medical devices and instrument systems, where he served as President of Worldwide Tissue Culture and Vice President, General Manager of Worldwide Flow Cytometry. From 1988 to 1992, Dr. Keegan was Vice President of the Microscopy and Scientific Instruments Division of Leica, Inc., a life science tool and semiconductor equipment provider. He currently serves on the boards of directors of the following privately held companies:, Halo Labs (Chairman) (formerly known as Optofluidics, Inc.), Carterra (Executive Chairman) (formerly known as Wasatch Microfluidics, Inc.), Fluidic Analytics (Chairman) and Nuclera Nucleics. In April 2017, he joined the board and is Chairman of ArrayJet Ltd., a privately held Scottish company. Dr. Keegan is a member of the board of directors of Bio-Techne Corporation (NASDAQ: TECH), a publicly held biotech company. Dr. Keegan holds a B.A. in Chemistry from Boston University and a Ph.D. in Physical Chemistry from Stanford University.

Dr. Keegan’s specific qualifications and skills in the areas of life science businesses, product development and sales strategies led the Board to conclude that Dr. Keegan should serve as a director.

Eric Lev, Class I Director and Ampersand Designee. Eric Lev was initially designated as director effective July 15, 2019 by Ampersand Fund as holder of Series A Preferred Stock, and thereby appointed and elected to the Board and was re-designated as director by Ampersand Fund as a holder of Series B Preferred Stock, and thereby re-appointed and re-elected to the Board effective January 15, 2020. On January 22, 2020, the Company named Mr. Lev to the Nominating Committee and as Chair to the Regulatory Compliance Committee. Mr. Lev has more than 17 years of experience in life science investing. Since 2013, Mr. Lev has been a partner at Ampersand, a middle market private equity firm dedicated to growth-oriented investments in the healthcare sector and an entity affiliated with Ampersand Fund. From 2005 to 2013, Mr. Lev was a principal at Water Street Healthcare Partners, and served before then as Group Manager, Strategy & Business Development at Beckman Coulter from 2004 to 2005. Mr. Lev also previously served as an associate on the healthcare/life sciences team at One Equity Partners and began his career as an analyst in the investment banking division of Lehman Brothers. He currently serves on the boards of directors of private companies within the pharmaceutical services market such as Nexelis and vivitide. He previously served on the boards of directors of private companies within the clinical laboratory services market such as Genoptix, PLUS Diagnostics, and ConVerge. Mr. Lev holds a B.A. from Northwestern University and a M.B.A from the University of Chicago.

Mr. Lev brings to the Board expertise in finance and extensive knowledge of the life science industry.

Fortunato Ron Rocca, Class II Director and 1315 Capital Designee. Ron Rocca was elected to the Board as a Class II director on January 22, 2020 following his designation by 1315 Capital as a holder of Series B Preferred Stock. Mr. Rocca was concurrently appointed to the Audit and Compensation Committees. Since December 2011, Mr. Rocca has served as President, Chief Executive Officer and Director of Exagen Inc. (NASDAQ: XGN), a company dedicated to transforming the care continuum for patients suffering from debilitating and chronic autoimmune diseases. From 2005 to October 2011, Mr. Rocca served as Vice President, Sales and Marketing, and as General Manager at Prometheus Laboratories (“Prometheus”), a specialty pharmaceutical and diagnostic company which was acquired by Nestlé SA in 2011, where he was responsible for leading the commercial organization, strategic planning and implementation of projects designed to maximize brand sales. Prior to joining Prometheus, Mr. Rocca served as the General Manager of Alpharma Inc., a specialty pharmaceutical company. Earlier in his career, Mr. Rocca served in senior sales and marketing management positions for Elan Pharmaceuticals, Inc., a neuroscience-focused biotechnology company and Janssen Pharmaceuticals, Inc., a pharmaceutical subsidiary of Johnson & Johnson. Mr. Rocca received a B.S. in Marketing and Personnel Management from Towson State University. Mr. Rocca’s extensive knowledge of our business, as well as his over 25 years of experience in the diagnostic and pharmaceutical industries, contributed to our board of directors’ conclusion that he should serve as a director of our Company.

Mr. Rocca brings to the Board extensive experience as an officer at public companies developing healthcare tests.

Stephen J. Sullivan, Class I Director. Stephen J. Sullivan is currently a director and served as Chairman of the Board from June 21, 2016 until April 16, 2020. Mr. Sullivan served as Interim Chairman of the Board from January 1, 2016 to June 20, 2016. Mr. Sullivan joined Interpace as a director in September 2004 and has served as Chairman of various committees of the Board. Mr. Sullivan currently serves as Chairman of the Compensation Committee and a member of the Audit and Nominating Committees. In early 2010, Mr. Sullivan founded CRO Advisors LLC, a specialty consulting firm he continues to head. Previously, Mr. Sullivan was the president and chief executive officer and a member of the board of directors of Harlan Laboratories, Inc. (“Harlan”) (acquired by Huntingdon Life Sciences Inc.), a privately held global provider of preclinical research tools and services, from February 2006 through January 2010, when he retired from that position. Prior to joining Harlan in 2006, Mr. Sullivan was a senior vice president of Covance, Inc. (“Covance”) and the president of Covance Central Laboratories, Inc., a major division of Covance. Prior to joining Covance, Mr. Sullivan was chairman and chief executive officer of Xenometrix, Inc. (“Xenometrix”), a biotechnology company with proprietary gene expression technology. He assisted with the merger of Xenometrix with Discovery Partners International. Prior to Xenometrix, Mr. Sullivan was vice president and general manager of a global diagnostic sector of Abbott Laboratories.

Mr. Sullivan has extensive experience as a director. In 2019, Mr. Sullivan became a director of The Emmes Company, LLC, a clinical research collaborator within the contract research organization industry. Since April 2018, Mr. Sullivan has been a member of the board of Transnetyx, Inc., a privately held genotyping company. Since May 2015, Mr. Sullivan has been chairman of the board of Analytical Lab Group (formerly known as Microbiology Research Associates), a privately held microbiology services company. From April 2011 through March 2019, Mr. Sullivan was chairman of the board of MI Bioresearch, Inc. (formerly known as Molecular Imaging, Inc.), a privately held venture-backed drug discovery services company. In January 2016, Mr. Sullivan became chairman of the board of H2O Clinical (acquired by Pharma Start LLC). In July 2016, Mr. Sullivan became chairman of the board of PharmaStart, LLC. As of June 2017, both H20 Clinical and PharmaStart are doing business as Firma Clinical Research, a privately held specialty contract research organization. As of July 2018, Firma Clinical Research has been sold and Mr. Sullivan is no longer a member of its board. From November 2015 until August 2017, Mr. Sullivan was a member of the board of Accel Clinical Research, a phase 1 contract research organization. From June 2013 through January 2016, when the company was sold, Mr. Sullivan was the chairman of the board of BioreclamationIVT, LLC, a privately-owned bio-materials company. From May 2013 through March 2015, when the company was sold, Mr. Sullivan was a member of the board of directors of PHT Corporation (acquired by eResearchTechnology, Inc.), a privately-owned leader in electronic patient recorded outcomes in clinical trials.

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

Cash Compensation Policy

In 2020, each of our non-employee directors received an annual director’s fee of $40,000, payable quarterly in arrears. Additionally, any non-employee director (except Mr. Gorman as Chairman) serving as Chairperson of a Board Committee received an annual fee of $10,000 (regardless of the number of Committees chaired.) Messrs. Chan and Lev both voluntarily agreed to waive all non-employee director compensation in 2020. For his roles as a director and Chairman of the Board, Mr. Gorman received a total annual fee of $170,000. As of April 15, 2020, Mr. Gorman’s annual director fee was reduced by 15% in connection with the Company’s COVID-19 pandemic cost reductions and reinstated in line with other Executives in the Company on August 1, 2020.

Director cash compensation is reviewed with the assistance of Radford Compensation Consultants, an Aon Hewitt company (“Radford”), as needed, as described below in the section “Engagement of Radford”.

From time to time, the Board may form special committees to address discrete issues and the non-employee directors sitting on such special committees may receive additional compensation. In addition, our non-employee directors are entitled to reimbursement for travel and related expenses incurred in connection with attendance at Board and committee meetings.

Equity Compensation Policy

Commencing in 2020, each new appointee to the Board and each non-employee director serving in 2020 (regardless of year of appointment), except Mr. Gorman as Chairman, received a one-time grant of 28,000 stock options which vest in equal annual installments over a three-year period. Messrs. Chan and Lev have voluntarily waived the award of such stock options.

In 2019, upon initial appointment to the Board, each non-employee director was entitled to receive 2,000 stock options which vest in equal annual installments over a three-year period. Messrs. Gorman, Lev, and former director McCarthy were appointed to the Board in 2019. Messrs. Lev and Gorman voluntarily waived such stock options. The grant of Mr. McCarthy’s award was subject to the approval by stockholders in 2020 of an amendment to the 2019 Equity Incentive Plan, increasing the number of authorized shares of Common Stock reserved for issuance. Although Mr. McCarthy resigned in 2020 as director, the Board granted the award to him in 2020 during his continued service as a consultant to the Company.

In 2019, each non-employee director appointed in 2018 or prior was entitled to receive an annual grant of 1,000 stock options (with the exception of the Chairman of the Board who would receive 1,300 stock options). The awards of 1,000 stock options, respectively, to Mr. Keegan and former director Dr. Schnoll-Sussman and the award of 1,300 stock options to Mr. Sullivan were granted in 2020; once more shares were added to the 2019 Equity Incentive Plan. Although Dr. Schnoll-Sussman resigned in 2020 as director, the Board granted the award to her in 2020, during her continued service, as a consultant to the Company.

Director equity compensation is reviewed on a regular basis with the assistance of Radford from time to time.

In connection with his role as Chairman of the Board to which he was appointed in 2020, the Company agreed to grant Mr. Gorman: (i) a non-qualified stock option to purchase 89,000 shares of Common Stock which vests during his continuing service as a member of the Board over a period of three (3) years from the effective date of his agreement to serve as Chairman, provided, that such option shall immediately vest upon a Change in Control (as defined in the 2019 Equity Incentive Plan) or upon the Company’s removal of Mr. Gorman as Chairman without Cause (as defined in the 2019 Equity Incentive Plan); and (ii) a non-qualified stock option to purchase 77,000 shares of Common Stock, which vests upon the first to occur during his continuing service as a member of the Board of (x) a period of thirty (30) consecutive trading days in which the closing price per share of Common Stock is $15 or greater, or (y) a Change in Control in which the transaction price per share of Common Stock is $15 or greater.

Director Compensation in 2020

The following table presents information relating to total compensation for our non-employee directors for the year ended December 31, 2020. Information regarding the compensation of Mr. Burnell can be found below, under the heading “Information About Our Executive Compensation”.

DIRECTOR COMPENSATION IN 2020

Name	Fees earned or paid in cash ($)	Stock awards ($) (1) (6)	Option awards ($) (1) (6)	Total ($)
Edward Chan	-	-	-	-
Robert Gorman (2)	128,525	49,999	756,438	934,962
Joseph Keegan	51,250	-	134,792	186,042
Eric Lev	-	-	-	-
Laurence R. McCarthy (3)	1,236		9,296	10,532
Fortunato Ron Rocca (4)	36,731	-	130,144	166,875
Felice Schnoll-Sussman (5)	8,750		4,648	13,398
Stephen J. Sullivan	53,750	-	136,186	189,936

(1)

Outstanding stock awards held by the non-employee directors as of December 31, 2020 consisted of 160 restricted stock units (“RSUs”) for Mr. Sullivan, and 160 RSUs for Dr. Keegan, as well as the following outstanding stock option amounts: Mr. Gorman -168,000; Dr. Keegan – 32,920; Mr. Rocca – 28,000; Mr. Sullivan – 33,820.

(2)	Mr. Gorman’s fees represent the fee for the Chairman of the Board prorated upon his appointment in April 2020, and it also reflects a 15% reduction in Board fees from April 15th to July 31st which coincided with a reduction in employee salaries during that same period.
(3)	Mr. McCarthy’s fees represent the prorated portion of his annual fee for his time on the Board through January 15, 2020.
(4)	Mr. Rocca’s fees represent the prorated portion of his annual fee as he was named to the Board effective January 22, 2020.
(5)	Dr. Sussman’s fees represent the prorated portion of her annual fee.
(6)	The dollar amounts set forth under the headings “Stock Awards” and “Option Awards” represent aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For purposes of computing such amounts, we disregarded estimates of forfeitures related to service-based vesting conditions. For additional information regarding our valuation assumptions, please refer to Note 15 – “Stock-Based Compensation” to our consolidated financial statements included in our Annual Report.

Executive Officers

The following table sets forth the names, ages and principal position of our executive officers as of the date of this Amendment:

Name	Age	Position
Thomas W. Burnell	59	President, Chief Executive Officer and Director
Thomas Freeburg	53	Chief Financial Officer

The principal occupation and business experience for at least the last five years for each executive officer is set forth below (except for Mr. Burnell, whose business experience is discussed in this Amendment under the heading “Board of Directors” in this Item 10).

On February 1, 2021, Thomas Freeburg was appointed as the Chief Financial Officer, Treasurer, and Secretary of the Company. Mr. Freeburg serves as the Company’s principal financial officer and principal accounting officer. From October 2017 to January 2021, Mr. Freeburg served as Chief Accounting Officer of the Company.

Prior to serving as the Company’s Chief Accounting Officer, Mr. Freeburg was the Managing Member of Cambridge Financial Consultants LLC from 2014 to September 2017. From 2009 to 2014, Mr. Freeburg served as the Director of SEC Reporting and Accounting Policies for Coach, Inc., which was the predecessor company to Tapestry, Inc. (NYSE: TPR). From 2006 to 2008, Mr. Freeburg served as the Director of External Reporting of Scholastic Corporation (NASDAQ: SCHL). From 2004 to 2006, Mr. Freeburg was the Manager of Financial Analysis for DRS Technologies, Inc., which is now known as Leonardo DRS following an acquisition by Finmeccanica S.p.A. From 2000 to 2003, Mr. Freeburg served as Vice President, Corporate Controller for Xanboo, Inc. and from 1995 to 2000 as an auditor with BDO USA, LLP.

Except as described herein, Mr. Freeburg has served in no other Company positions and there is no arrangement or understanding between Mr. Freeburg and any other person pursuant to which he was selected to serve as Chief Financial Officer, Treasurer, and Secretary. Mr. Freeburg has no family relationship with any director or executive officer or person nominated or chosen by the Company to become a director or executive officer of the Company. There are no related party transactions as of the date hereof between Mr. Freeburg and the Company that would require disclosure under Item 404(a) of Regulation S-K.

There are no arrangements or understandings between Mr. Burnell and any other persons pursuant to which he was selected as an officer. In addition, there is no family relationship between Mr. Burnell and any director, executive officer or person nominated or chosen by the Company to become a director or executive officer that would require disclosure pursuant to Item 401(d) of Regulation S-K.

Governance of the Company

Corporate Governance and Code of Business Conduct

Our Board has adopted a written Code of Business Conduct that applies to our directors, officers, and employees, as well as Corporate Governance Guidelines applicable specifically to our Board. You can find links to these documents in the “Investor Relations” section of our website page at www.interpace.com. The content contained in, or that can be accessed through, our website is not incorporated into this Amendment. Disclosure regarding any amendments to, or any waivers from, a provision of our Code of Business Conduct that applies to one or more of our directors, our principal executive officer, our principal financial or our principal accounting officer will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, or posted on our website (www.interpace.com). We are listed for trading on the OTCQX, which is operated by OTC Markets Group, Inc. (“OTC Markets”).

Audit Committee

The Audit Committee is currently comprised of Dr. Keegan (Chairperson), Mr. Sullivan and Mr. Rocca. The primary purposes of our Audit Committee are to assist the Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting, internal control, legal compliance and risk management functions of the Company, including, without limitation, assisting the Board’s oversight of: (i) the integrity of our financial statements; (ii) the effectiveness of our internal control over financial reporting; (iii) our compliance with legal and regulatory requirements; (iv) the qualifications and independence of our independent registered public accounting firm; and (v) the performance of our internal audit function and independent registered public accounting firm. The Audit Committee is also responsible for preparing the report of the Audit Committee required by the rules and regulations of the SEC for inclusion in our annual proxy statement.

Our Board has determined that each member of our Audit Committee is independent within the meaning of the rules of OTC Markets and as required by the Audit Committee charter. Our Board has determined that the chairperson of the Audit Committee, Dr. Keegan, is an “audit committee financial expert,” as that term is defined in Item 407(d) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Audit Committee charter is posted and can be viewed in the “Investor Relations” section of our website at www.interpace.com.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been involved in any material legal proceeding during the past ten years.

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

To the best of our knowledge, based solely on our review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent (10%) stockholders were complied with during the fiscal year ended December 31, 2020 but for Form 4s filed by Mr. Stover on April 6, 2020, which was originally due March 16, 2020, Mr. Knechtel on February 3, 2020, which was originally due January 31, 2020, and 1315 Capital II, L.P., a beneficial owner of more than 10% of our common stock, on January 23, 2020, which was originally due January 15, 2020.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation for 2019 and 2020 paid to our Chief Executive Officers and Chief Financial Officers who served in this capacity during 2020.

SUMMARY COMPENSATION TABLE FOR 2020 AND 2019

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Compensation	All Other Compen-sation(3)	Total
Thomas W. Burnell
CEO	2020	$35,417	$-	$510,000	$-	$-	$-	$545,417
	2019	-	-	-	-	-	-	-
Jack E. Stover
CEO	2020	453,622	45,000	45,000	372,951	-	848,603	1,765,176
	2019	463,500	-	84,749	302,489	-	11,553	862,291
Fred Knechtel (2)
CFO	2020	274,181	-	-	705,864	-	10,888	990,933
	2019	-	-	-	-	-	-	-
James Early (3)
CFO	2020	21,979		39,550			139,766	201,295
	2019	263,750	-	25,682	91,663	-	4,912	386,007

(1)	The amount set forth in this column represents an annual cash incentive bonus.

(2)	The dollar amounts set forth under the headings “Stock Awards” and “Option Awards” represent aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For purposes of computing such amounts, we disregarded estimates of forfeitures related to service-based vesting conditions. For additional information regarding our valuation assumptions, please refer to Note 15 – “Stock-Based Compensation” to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 1, 2021. (3)

For the named executive officers, this column includes the following amounts in 2020:

	401(k) Company Match ($)	Term Life/Disability Insurance Payment ($)	Other ($) (1)	Totals ($)
Thomas Burnell (2)	$-	$-	$-	$-
Jack E. Stover (3)	11,599	3,736	833,268	848,603
Fred Knechtel (4)	9,274	1,614	-	10,888
James Early (5)	1,143	154	138,469	139,766

(1)	The amounts set forth in this column for Mr. Stover represent severance of $763,848, continuation of health benefits of $25,354 and unused vacation balances of $44,066. The amounts for Mr. Early represent severance of $131,875, paid in 2021, and unused vacation balances of $6,594.
(2)	Mr. Burnell was appointed Chief Executive Officer effective December 1, 2020.
(3)	Mr. Stover no longer served as Chief Executive Officer effective December 1, 2020.
(4)	Mr. Knechtel no longer served as Chief Financial Officer effective January 31, 2021.
(5)	Mr. Early no longer served as Chief Financial Officer effective January 29, 2020.

Narrative Disclosure to Summary Compensation Table

The following narrative discusses the base salary, annual cash incentives, long-term equity incentives, and perquisites of the Company with respect to Messrs. Burnell, Stover, Knechtel and Early as of December 31, 2020. As described below, Messrs. Stover, Knechtel and Early are no longer with the Company. For information on our compensation to executive officers subsequent to December 31, 2020, please see below under the section “Compensation Related Events Subsequent to December 31, 2020.”

Base Salary

Initially, base salaries are generally set according to the executive officer’s agreement with the Company and adjusted based on the individual’s current and historical performance. The base salary levels and any changes to those levels for each executive are reviewed each year by the Compensation Committee and adjustments may be based on factors such as new roles and/or responsibilities assumed by the executive and the executive’s impact on our strategic goals and financial performance. While our executives’ base salaries are generally targeted to be consistent with median base salaries for similar positions based on competitive market data, there is no specific weighting applied to any one factor in setting the level of salary, and the process ultimately relies on the evaluation of various factors considered by the Compensation Committee with respect to each named executive officer (and the full Board, in the case of the Chief Executive Officer). The Compensation Committee also takes into account additional factors such as historical compensation, the financial condition of the Company in general, the individual’s potential to be a key contributor, as well as special recruiting and retention situations.

Tom Burnell. Upon appointment as Chief Executive Officer on December 1, 2020, Mr Burnell’s annual base salary was set at $425,000.

Jack Stover. Mr. Stover’s annual base salary in 2020 was $477,404. Mr. Stover no longer served as Chief Executive Officer or as a member of our Board effective December 1, 2020.

Fred Knechtel. Mr. Knechtel’s annual base salary in 2020 was $310,000. Mr. Knechtel no longer served as Chief Financial Officer effective January 31, 2021.

James Early. Mr. Early’s annual base salary for 2020 was $263,750. Mr. Early no longer served as Chief Financial Officer effective January 29, 2020.

As of April 15, 2020, the annual compensation of Mr. Stover, Mr. Knechtel and other officers of the Company was reduced by 15% in connection with the Company’s COVID-19 pandemic cost reductions.

Annual Cash Incentives

The annual cash incentive program provides our executive officers with an opportunity to receive a cash award at the discretion of the Compensation Committee (and the full Board, in the case of the Chief Executive Officer). Annual cash incentive targets and performance metrics are usually determined by the Compensation Committee typically during the first quarter of each fiscal year, based on competitive market data generally available to the Compensation Committee as well as consideration based upon the financial condition of the Company.

Pursuant to Mr. Stover’s employment agreement, the Board approved a target annual cash bonus of 60% of his annual base salary based principally upon meeting specific financial goals and objectives as recommended by the Compensation Committee and approved by the Board in its sole discretion. During 2019, the Compensation Committee recommended and the Board approved a discretionary bonus for Mr. Stover of $45,000 based on 2019 performance. This bonus was paid in October 2020.

Messrs. Burnell, Knechtel and Early did not receive cash bonuses during 2020.

Sign-on bonuses may be granted from time to time at the discretion of our Compensation Committee in connection with new hires at the executive officer level. There were no cash sign-on bonuses for any named executive officer in 2020.

Long-Term Equity Incentives

Our executives are also eligible to participate in a long-term equity incentive program each year, which is currently administered under the 2019 Equity Incentive Plan. The long-term equity incentive component of our compensation program is used to promote alignment with stockholders and to balance the short-term focus of the annual cash incentive component by linking a substantial part of compensation to our long-term stockholder returns. The Compensation Committee believes that long-term stock-based compensation enhances our ability to attract and retain high quality talent, provides motivation to improve our long-term financial performance, and increase stockholder value. In January 2020, Mr. Stover was granted 35,000 stock options with an exercise price of $8.18, which vest one-third each year over a three-year period, subject generally to continued employment. In January 2020, Mr. Knechtel was awarded 60,000 stock options with an exercise price of $7.91 which vest one-third each year over a three-year period, subject generally to continued service and in April 2020, Mr. Knechtel was awarded 60,000 performance based options the vesting of which only occurred if certain financial targets were achieved. The performance targets provided for the vesting of all or a portion of the option grant depending on when and if the Company achieves consolidated break-even Adjusted EBITDA for two consecutive quarters commencing in the fourth fiscal quarter of 2020 through the fourth fiscal quarter of 2021.

In December 2020, Mr. Burnell was awarded 100,000 RSUs vesting one-third each year over a three-year period, subject generally to continued service and 125,000 performance-based RSUs which will be eligible to vest on the day following a 30 calendar day period in which, for each trading day of such period, a share of Common Stock has a closing per share price of at least $11.34.

Perquisites

As a matter of practice, we provide only limited perquisites to our executive officers that are not generally provided to all employees. Executives are eligible for the standard benefits and programs generally available to all of our employees. The value of special perquisites, as well as additional benefits that are available generally to all of our employees, that were provided to each named executive officer in 2020 are set forth in footnote 3 to the Summary Compensation Table.

Qualified Plan

The Company maintains a tax-qualified savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Employees who participate in the plan may make elective deferrals to the plan, subject to the limitations imposed by the Code. In addition, the Company currently offers a safe harbor matching contribution equal to 100% of the first 3% of an employee’s contributed base salary plus 50% of the employee’s base salary contributed exceeding 3% but not more than 5%.

Employment Agreements and Severance Arrangements

Jack Stover

During 2020, the Company was a party to an amended and restated employment agreement with Mr. Stover, (the “Stover Employment Agreement”), which provided for an initial annual base salary of $450,000 ($477,404) in 2020), an annual target bonus opportunity of 60% of his base salary, and eligibility to participate generally in employee benefit plans. In addition, the Stover Employment Agreement provided for an annual grant of options and restricted stock units in an amount to be determined by the Compensation Committee in its discretion.

The Stover Employment Agreement provides for severance benefits upon a termination of his employment by the Company without “Cause” or his resignation for “Good Reason,” subject to Mr. Stover’s execution of a general release of claims, as follows: (i) any earned but unpaid bonus for the fiscal year prior to the termination date, (ii) an amount equal to his then current base salary, (iii) payment by the Company of his COBRA premium for 12 months following such termination, (iv) accelerated vesting of all outstanding non-qualified stock option and restricted stock unit awards that were scheduled to vest during the 24 months following the termination date, (v) and a lump sum payment equal to the greater of 60% of his base salary or the largest discretionary bonus paid to Mr. Stover in the three years preceding the termination date. However, if such termination without “Cause” or for “Good Reason” occurs within 24 months following a Transaction, then Mr. Stover would be entitled to receive: (i) any earned but unpaid bonus for any fiscal year ending prior to his termination date, (ii) an amount equal to 1.5x his then current base salary, (iii) an amount equal to 1.5x his annual target bonus, (iv) payment by the Company of his applicable COBRA premium for 18 months following such termination, and (v) accelerated vesting of all outstanding non-qualified stock option and restricted stock unit awards that were scheduled to vest during the 36 months following the termination date.

In connection with Mr. Stover’s resignation on November 23, 2020, the Company entered into a Separation and Consulting Agreement and General Release with Mr. Stover (the “Stover Separation and Consulting Agreement”), which became irrevocable and effective on November 30, 2020. Under the terms of the Stover Separation and Consulting Agreement, the Company agreed to provide to Mr. Stover the following payments and benefits, subject to his execution of a release and compliance with restrictive covenants: (i) cash payments equal to $477,405, payable in equal installments over twelve months in accordance with the Company’s standard payroll practices; (ii) full acceleration of any non-qualified options and RSUs that are outstanding as of December 31, 2020 and that would have time-vested prior to December 31, 2022; (iii) a lump sum payment of $286,443, payable on the Company’s first payroll period of January 2022; and (iv) a fully vested nonqualified stock option to purchase 43,750 shares of Common Stock with a per-share exercise price of $6.00, exercisable until the tenth anniversary of the grant date and governed by the terms of the Company’s 2019 Equity Incentive Plan and the Company’s form of Stock Option Grant Notice and Stock Option Agreement thereunder. In addition, the Company agreed to cover Mr. Stover’s COBRA premiums through 2021.

Tom Burnell

On December 1, 2020, the Company appointed Mr. Burnell as Chief Executive Officer and President and entered into an employment agreement with Mr. Burnell (the “Burnell Employment Agreement”). Under the Burnell Employment Agreement, Mr. Burnell is to receive an annual base salary of $425,000, a target annual bonus opportunity of up to 50% of such base salary, and certain other benefits such as housing and participation in the benefit plans and programs maintained by the Company. The Company also awarded Mr. Burnell: (i) a grant of restricted stock units (“RSUs”) with respect to 100,000 shares of Common Stock, and (ii) a grant of RSUs with respect to 125,000 shares of Common Stock (together, the “Initial RSUs”). The Initial RSU grants are subject to the time and performance-based vesting conditions described above in the section entitled “Long-Term Equity Incentives.”

In the event that Mr. Burnell’s employment is terminated by the Company without Cause or by Mr. Burnell for Good Reason (in each case, as defined in the Burnell Employment Agreement), then subject to, among other things, Mr. Burnell’s execution and non-revocation of a release agreement in favor of the Company, Mr. Burnell would be entitled to: (i) salary continuation payments for a period of (a) six (6) months, if such termination of employment occurs on or after the first anniversary of employment but prior to the second anniversary of employment, or (b) twelve (12) months, if such termination of employment occurs on or after the second anniversary of employment; provided, however, that there will be no salary continuation payments in the event such termination of employment occurs prior to the first anniversary of employment; (ii) all outstanding equity awards, including the Initial RSU grants, that were scheduled to vest during the 24-month period following the termination date, but for the termination, would become fully vested and exercisable (including any such awards that vest in whole or in part based on the attainment of performance-vesting conditions that would be deemed achieved at the target level of the applicable award agreement); and, (iii) continuation of health and welfare benefits for the applicable salary continuation period.

James Early

At the beginning of 2020, the Company was party to an employment agreement with James Early which was entered into in March 2018 (the “Early Employment Agreement”). The Early Employment Agreement provided for an annual base salary of $250,000 ($263,750) in 2020), a target annual performance bonus opportunity of up to 30% of such base salary, and eligibility to participate in Company benefit plans. The Early Employment Agreement provided for severance benefits upon a termination of employment by the Company for any reason other than death, disability or “Cause,” or if he resigns for “Good Reason,” subject to the execution of a general release of claims, as follows: (i) payment of six (6) months of his then current base salary and (ii) six (6) months continuation of his health benefits.

Resignation of Mr. Early as Chief Financial Officer and Entry into Severance Agreement

Mr. Early resigned as Chief Financial Officer, Treasurer and Secretary of the Company, effective as of January 29, 2020, and in connection therewith, the Company entered into a separation and release agreement with Mr. Early. Pursuant to the separation and release agreement, in exchange for Mr. Early’s execution of a general release and continued compliance with the Restrictive Covenants Agreement, the Company agreed to provide Mr. Early with the following payments and benefits: (i) severance equal to $131,875, payable in monthly installments in 2021 over a six-month period in accordance with the Company’s payroll practices, and (ii) coverage of COBRA premiums for a six month period.

Fred Knechtel

The Company entered into an employment agreement with Mr. Knechtel as Chief Financial Officer, Treasurer, and Secretary, effective as of January 29, 2020 (the “Knechtel Employment Agreement”). The Knechtel Employment Agreement provided for an annual base salary of $310,000, a target annual bonus opportunity of up to 40% of his base salary, and equity incentive awards in the form of two option grants under the Company’s 2019 Equity Incentive Plan to purchase 60,000 shares of the Company’s Common Stock each (together, the “Initial Options”). The Initial Option grants are subject to the time and performance-based vesting conditions described above in the section entitled “Long-Term Equity Incentives”. In addition, the Knechtel Employment Agreement provided for accelerated vesting of each of Mr. Knechtel’s then-outstanding equity awards immediately prior to the occurrence of a Change in Control (including any such awards that vest in whole or in part based on the attainment of performance-vesting conditions that will be deemed achieved at the target level of the applicable award agreement), making such awards exercisable in full, subject to Mr. Knechtel’s continued employment with the Company through the Change in Control.

The Knechtel Employment Agreement provided for severance benefits upon a termination of his employment by the Company without “Cause” or his resignation for “Good Reason,” (as defined in the Knechtel Employment Agreement), subject to Mr. Knechtel’s execution of a general release of claims, as follows: (i) salary continuation payments for a period of (a) six (6) months, if such termination of employment occurs on or after January 29, 2021 but prior to January 29, 2022, or (b) twelve (12) months, if such termination of employment occurs on or after January 29, 2022; provided, however, that there will be no salary continuation payments in the event such termination of employment occurs prior to January 29, 2021, (ii) continuation of health and welfare benefits for the applicable salary continuation period, and (iii) accelerated vesting of all outstanding equity awards that were scheduled to vest during the 24-month period following the termination date, but for the termination (including any such awards that vest in whole or in part based on the attainment of performance-vesting conditions that would be deemed achieved at the target level of the applicable award agreement).

On January 31, 2021, Mr. Knechtel’s employment with the Company ceased, and in connection with his resignation, the Company entered into a severance and general release, agreement with Mr. Knechtel (the “Knechtel Severance Agreement”). Pursuant to the Knechtel Severance Agreement, in consideration of the general release of claims contained in, and contingent on continued compliance with restrictive covenants, the Company agreed to provide Mr. Knechtel with the following payments and benefits: (i) a cash amount equal to $155,000, which represents severance equal to six months’ base salary payable in semi-monthly installments in accordance with the Company’s payroll practices over a six-month period and the value of certain unused paid time off days and (ii) payment for the cost of COBRA premiums for a six-month period.

Tom. Freeburg

On February 1, 2021, the Company appointed Mr. Freeburg as Chief Financial Officer, Treasurer, and Secretary of the Company, effective as of February 1, 2021. In accordance with SEC rules, his compensatory arrangements for 2021 will be described in our Executive Compensation disclosures next year.

Confidential Information, Non-Disclosure, Non-Solicitation, Non-Compete and Rights to Intellectual Property Agreement (“Restrictive Covenants Agreement”)

Each of Messrs. Stover, Freeburg, Early, Knechtel, and Burnell also entered into a Restrictive Covenants Agreement with the Company that includes customary provisions regarding confidentiality and non-disclosure, customary non-competition and non-solicitation provisions that extend for up to one (1) year following termination of employment, and a customary invention assignment regarding ownership of intellectual property. The payment of any severance benefits under each executive’s employment agreement and/or severance agreement is conditioned on continued compliance with his Restrictive Covenants Agreement.

Treatment of Outstanding Equity on a Change in Control

Pursuant to the terms of our 2004 Stock Award and Incentive Plan, awards outstanding under that plan will generally become fully vested and exercisable upon a change in control of the Company. There is no similar automatic vesting provision upon a change in control for awards granted under the Interpace Biosciences, Inc. 2019 Equity Incentive Plan. However, pursuant to his employment agreement his outstanding award agreements will be eligible to vest and become exercisable in full immediately prior to the occurrence of the Change in Control (including any such awards that vest in whole or in part based on the attainment of performance-vesting conditions that will be deemed achieved at the target level of the applicable award agreement), subject to Mr. Knechtel’s continued employment with the Company through the Change in Control.

Compensation Features Intended to Prevent Excessive Risk Taking

The Compensation Committee reviews our compensation policies and practices for all employees, including executive officers, and believes that such policies and practices do not create risks that are reasonably likely to have a material adverse effect on us. In particular, the Compensation Committee believes that the following factors help mitigate against any such risks: (i) annual cash incentive compensation and long-term equity incentive compensation are based on a mix of our overall performance, business unit performance and individual performance; (ii) the annual cash incentive compensation plan has no minimum funding levels, such that employees will not receive any rewards if satisfactory financial performance is not achieved by us; and (iii) base salaries are consistent with employees’ responsibilities and general market practices so that they are not motivated to take excessive risks to achieve a reasonable level of financial security.

Outstanding Equity Awards as of December 31, 2020

The following table provides information concerning the number and value of unexercised stock options and RSUs for the named executive officers outstanding as of the year ended December 31, 2020:

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2020
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares/RSUs that have not Vested (#)	Market Value of Shares/RSUs that have not Vested ($)(1)
Thomas W. Burnell	-	-		-		225,000	706,500
Jack E. Stover	3,264	-		16.00	10/14/2026	-	-
	13,461	-	-	21.20	3/16/2027	-	-
	34,500	-		14.50	9/26/2027	-	-
	22,400	-		10.10	3/7/2028	-	-
	34,800	-		10.80	12/5/2028	-	-
	34,769	-		9.75	3/13/2029	-	-
	23,333	-		8.18	1/22/2030	-	-
	43,750	-		6.00	12/1/2030	-	-
Fred Knechtel	-	60,000	(2)	7.91	1/29/2030	-	-
	-	60,000	(3)	5.80	4/29/2030	-	-
James Early	-	-		-	-	-	-

(1)	The market value is based on the closing price of $3.14 on December 31, 2020, the last day of trading in 2020.
(2)	Options were scheduled to vest one-third each year on the first three anniversaries of the grant date, which was January 29, 2020.
(3)	Performance-based options that only vest if certain financials targets were achieved, as described above in the section entitled “Long-Term Equity Incentives.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of April 16, 2021, the number of shares of our Common Stock beneficially owned by: (i) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding Common Stock; (ii) each of our current directors; (iii) each of our current named executive officers, and (iv) all current directors and named executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of Common Stock owned by them and all information with respect to beneficial ownership has been furnished to us by the respective stockholder. Except as otherwise indicated, the address of the persons listed below is c/o Interpace Biosciences, Inc., Morris Corporate Center 1, Building C, 300 Interpace Parkway, Parsippany, New Jersey 07054. The percentage of beneficial ownership is based on 4,112,843 shares of Common Stock outstanding on April 16, 2021.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Shares Outstanding
5% Holders:
Ampersand 2018 Limited Partnership(2)	4,666,666	(3)	53.2	%(18)
1315 Capital II, L.P.(4)	3,166,666	(5)	43.5	%(19)
Peter H. Kamin (6)	781,956	(7)	19.0%

Executive officers and directors:
Thomas W. Burnell (8)	-		*
Thomas Freeburg (9)	611	(14)	*
Edward Chan (10)	-		*
Robert Gorman (11)	20,759	(15)	*
Joseph Keegan (12)	5,677	(16)	*
Eric Lev (12)(13)	4,666,666	(3)	53.2	%(18)
Fortunato Ron Rocca (12)	-		*
Stephen J. Sullivan (12)	6,979	(17)	*
as a group (8 persons)	4,700,692	(3) (14) (15) (16)(17)	53.5%

*	Represents beneficial ownership of less than 1% of our outstanding Common Stock

(1)	Beneficial ownership and percentage ownership are determined in accordance with the rules and regulations of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we include shares underlying common stock derivatives, such as stock options and RSUs that a person has the right to acquire within 60 days of April 16, 2021. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2)	The reported address of Ampersand 2018 Limited Partnership (“Ampersand Fund”) is 55 William Street, Suite 240, Wellesley, MA 02481.
(3)	This information is based solely on an amended Schedule 13D filed with the SEC on January 19, 2021 by Ampersand Fund. Ampersand Fund reported shared voting power and shared dispositive power of 4,666,666 shares of Common Stock underlying 28,000 shares of Series B Preferred Stock. Series B Preferred Stock is convertible into shares of Common Stock at any time and from time to time, at the option of holders. The Series B Preferred Stock is convertible into shares of Common Stock pursuant to the terms of the Certificate of Designation of Series B Preferred Stock.

(4)	The reported address of 1315 Capital II, L.P. (“1315 Capital Fund”) is 2929 Walnut Street, Suite 1240, Philadelphia, PA 19104.
(5)	This information is based solely on an amended Schedule 13D filed with the SEC January 21, 2021 by 1315 Capital Fund. 1315 Capital Fund reported shared voting power and shared dispositive power of 3,166,666 shares of Common Stock underlying 19,000 shares of Series B Preferred Stock. Series B Preferred Stock is convertible into shares of Common Stock at any time and from time to time, at the option of holders. The Series B Preferred Stock is convertible into shares of Common Stock pursuant to the terms of the Certificate of Designation of Series B Preferred Stock.
(6)	The reported address of Mr. Kamin is 2720 Donald Ross Road, #311, Palm Beach Gardens, FL 33410.
(7)	This information is based solely on a Schedule 13D filed with the SEC on March 1, 2021 by Mr. Kamin. Mr. Kamin reported sole voting power and sole dispositive power of 781,956 shares of Common Stock.
(8)	Currently serves as our President and Chief Executive Officer and as a member of the Board.
(9)	Currently serves as our Chief Financial Officer, Secretary and Treasurer.
(10)	Currently serves as a member of the Board. Mr. Chan has voluntarily agreed to waive all stock awards and stock option awards in 2020 in connection with his service as a director.
(11)	Currently serves as a Chairman of the Board.
(12)	Currently serves as a member of the Board.
(13)	These securities are held of record by Ampersand Fund. Mr. Lev is an indirect owner of partnership interests of both Ampersand Fund and of Ampersand Fund’s general partner. Mr. Lev does not have voting or investment power with respect to the shares held by Ampersand Fund. Mr. Lev has voluntarily agreed to waive all stock awards and stock option awards in 2019 and 2020 in connection with his service as a director.
(14)	Includes 534 shares issuable pursuant to stock options exercisable within 60 days of April 16, 2021.
(15)	Includes 2,000 shares issuable pursuant to stock options exercisable within 60 days of April 16, 2021.
(16)	Includes 3,920 shares issuable pursuant to stock options exercisable within 60 days of April 16, 2021.
(17)	Includes 4,520 shares issuable pursuant to stock options exercisable within 60 days of April 16, 2021.
(18)	Ampersand Fund’s ownership would be 39.1%, assuming the conversion of all 47,000 outstanding shares of Series B into an aggregate of 7,833,332 shares of Common Stock.
(19)	1315 Capital Fund’s ownership would be 26.5% assuming the conversion of all 47,000 outstanding shares of Series B into an aggregate of 7,833,332 shares of Common Stock.

* Represents less than 1% of shares of common stock outstanding.

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

Certain Relationships and Related Transactions

We are required to disclose transactions since January 1, 2020, to which we have been a party, in which the amount involved in the transaction exceeds $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or an affiliate or immediate family member thereof had or will have a direct or indirect material interest, other than employment, compensation, termination and change in control arrangements with our named executive officers, which are described in the section “Information About Our Executive Compensation”.

On January 10, 2020, we entered into the Securities Purchase and Exchange Agreement with Ampersand Fund and 1315 Capital Fund. Pursuant to the Securities Purchase and Exchange Agreement, 1315 Capital Fund agreed to purchase 19,000 shares of the Series B Preferred Stock at an aggregate purchase price of $19.0 million and Ampersand Fund agreed to purchase 1,000 shares of the Series B Preferred Stock at an aggregate purchase price of $1.0 million. We also agreed to exchange all 270 shares of the Company’s issued and outstanding Series A Preferred Stock held by Ampersand Fund for 27,000 newly created shares of Series B Preferred Stock. The Company and the Series B Investors amended and restated that certain Investor Rights Agreement, dated as of July 15, 2019 (the “Amended and Restated Investor Rights Agreement”), among the Company and Ampersand Fund. Each Series B Investor also agreed to vote in favor of the election of then incumbent directors Jack Stover, Dr. Joseph Keegan and Stephen J. Sullivan to the Board at the 2020 Annual Meeting and in favor of any nominee of the Nominating Committee at the 2020 Annual Meeting and future annual meetings.

The Certificate of Designation of Series B Preferred Stock provides that, for so long as Ampersand Fund or 1315 Capital Fund holds at least sixty percent (60%) of the Series B Preferred Stock issued to it on the Issuance Date (as defined therein), such Series B Investor will be entitled to elect two directors to the Board, provided that one of the directors qualifies as an “independent director” under Rule 5605(a)(2) of the listing rules of Nasdaq (or any successor rule or similar rule promulgated by another exchange on which our securities are then listed or designated). However, if at any time such Series B Investor holds less than sixty percent (60%), but at least forty percent (40%), of the Series B Preferred Stock issued to them on the Issuance Date, such Series B Investor would only be entitled to elect one director to the Board. Any director elected pursuant to the terms of the Certificate of Designation of Series B Preferred Stock may be removed without cause by, and only by, the affirmative vote of the holders of Series B Preferred Stock. A vacancy in any directorship filled by the holders of Series B Preferred Stock may be filled only by vote or written consent in lieu of a meeting of such holders of Series B Preferred Stock or by any remaining director or directors elected by such holders of Series B Preferred Stock. Moreover, on any matter presented to holders of Common Stock for their action or consideration at any meeting of our stockholders (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of our Series B Preferred Stock will be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series B Preferred Stock held by such holder are convertible and, except as provided by law or by our Certificate of Incorporation (which includes the Certificate of Designation of Series B Preferred Stock), will vote together with the holders of Common Stock as a single class, on an as-converted to Common Stock basis.

Concurrently with the closing on January 15, 2020, Mr. McCarthy resigned as director and, pursuant to the Series B Investors’ rights as holder of Series B Preferred Stock, Ampersand Fund re-designated Mr. Lev and Mr. Gorman and 1315 Capital Fund initially designated Edward Chan, who were thereby appointed and elected to the Board. Mr. Lev is a general partner of the general partner of Ampersand Fund, Ampersand Capital Partners. Mr. Chan is an employee of an entity related to 1315 Capital Fund, 1315 Capital Management, LLC. On January 22, 2020, 1315 Capital Fund designated Fortunato Ron Rocca who was thereby appointed and elected to the Board. The Board determined that each of the members of the current Board, except Mr. Burnell and Mr. Gorman, are independent directors within the meaning of the applicable rules and regulations of the SEC and OTC Markets. As of the date of this Proxy Statement, the Series B Investors and their affiliates control, on an as-converted basis, an aggregate of sixty-six percent (66%) of our outstanding shares of common stock through their holdings of the Series B Preferred Stock.

In April 2020, the Company entered into Support Agreements with each of the Series B Investors, pursuant to which Ampersand Fund and 1315 Capital Fund, respectively, consented to, and agreed to vote (by proxy or otherwise), all shares of Series B Preferred Stock registered in its name or beneficially owned by it and/or over which it exercises voting control as of the date of the Support Agreement and any other shares of Series B Preferred Stock legally or beneficially held or acquired by such Series B Investor after the date of the Support Agreement or over which it exercises voting control, in favor of any Fundamental Action desired to be taken by the Company as determined by the Board. For purposes of each Support Agreement, “Fundamental Action” means any action proposed to be taken by the Company and set forth in Section 4(d)(i), 4(d)(ii), 4(d)(v), 4(d)(vi), 4(d)(viii) or 4(d)(ix) of the Certificate of Designation of Series B Preferred Stock or Section 8.5.1.1, 8.5.1.2, 8.5.1.5, 8.5.1.6, 8.5.1.8 or 8.5.1.9 of the Amended and Restated Investor Rights Agreement. The Support Agreement with Ampersand Fund was terminated on September 30, 2020 pursuant to a termination agreement, dated July 9, 2020, between the Company and Ampersand Fund.

On January 7, 2021, the Company entered into promissory notes with Ampersand Fund, in the amount of $3 million, and 1315 Capital Fund, in the amount of $2 million, respectively (together, the “Notes”) and a related security agreement (the “Security Agreement”).

Ampersand Fund holds 28,000 shares of the Company’s Series B Convertible Preferred Stock, which are convertible from time to time into an aggregate of 4,666,666 shares of our Common Stock, and 1315 Capital Fund holds 19,000 shares of the Company Series B Convertible Preferred Stock, which are convertible from time to time into an aggregate of 3,166,666 shares of our Common Stock. On an as-converted basis, such shares would represent approximately 39.1% and 26.5% of our fully-diluted shares of Common Stock, respectively. In addition, pursuant to the terms of the Series B Convertible Preferred Stock certificate of designation and an amended and restated investor rights agreement among the Company and Ampersand Fund and 1315 Capital Fund, they each have the right to (1) approve certain of our actions, including our borrowing of money and (2) designate two directors to our Board of Directors; provided that certain of such rights held by 1315 Capital Fund have been delegated pursuant to the related Support Agreement. As a result, the Company considers the Notes and Security Agreement to be a related party transaction.

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

The Notes contain certain negative covenants which prevent the Company from issuing any debt securities pursuant to which the Company issues shares, warrants or any other convertible security in the same transaction or a series of related transactions, except that Company may incur or enter into any capitalized and operating leases in the ordinary course of business consistent with past practice, or borrowed money or funded debt in an amount not to exceed $4.5 million (the “Debt Threshold”) that is subordinated to the Notes on terms acceptable to Ampersand Fund and 1315 Capital Fund; provided, that if the aggregate consolidated revenue recognized by the Company as reported on Form 10-K as filed with the SEC for any fiscal year ending after January 10, 2020 exceeds $45 million dollars, the Debt Threshold for the following fiscal year shall increase to an amount equal to: (x) ten percent (10%); multiplied by (y) the consolidated revenue as reported by the Company on Form 10-K as filed with the SEC for the previous fiscal year.

Other than as set forth in the section “Information About Our Executive Compensation”, and as disclosed in this section “Certain Relationships and Related Party Transactions”, we are not a party to a current transaction with a related person, have not been a party to such a transaction since January 1, 2020, and no transaction is currently proposed, in which the amount of the transaction exceeds $120,000 and in which a related person had or will have a direct or indirect material interest.

Director Independence

The Board determined that each of the members of the current Board, except Mr. Burnell and Mr. Gorman, are independent directors within the meaning of the applicable rules and regulations of the SEC and OTC Markets.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA LLP (“BDO”), an independent registered public accounting firm, has served as our independent accountants beginning in 2012. Fees for services provided by BDO for the past two completed years ended December 31 were as follows:

PRINCIPAL ACCOUNTANT FEES AND SERVICES
	2020	2019
Audit Fees (1)(2)	$556,000	$448,773
Audit-Related Fees (3)	-	200,850
Tax Fees (4)	-	-
All Other Fees (5)	5,482	-
Total Fees	$561,482	$649,623

(1)	Audit fees include the audit of our consolidated financial statements.
(2)	Included within audit fees for the year ended December 31, 2019 are those fees totaling $81,000 associated with our public offerings in 2019.
(3)	Audit-related fees in 2019 include fees incurred for the historical audit of CGI required for the acquisition.
(4)	Tax fees include the aggregate fees billed in each of the last two fiscal years for professional services rendered by BDO for tax compliance, tax advice, and tax planning.
(5)

There were no fees billed by BDO USA, LLP for products and services other than the services described in the paragraphs captioned “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above for 2019. In 2020, BDO USA, LLP billed an aggregate of $5,482 for reimbursement of legal fees.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K/A, as previously listed on Form 10-K, filed April 1, 2021:

Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
2.2	Asset Purchase Agreement, dated as of October 30, 2015, by and between Publicis Touchpoint Solutions, Inc. and PDI, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2015.
2.3	Secured Creditor Asset Purchase Agreement, dated July 15, 2019, by and among Interpace BioPharma, Inc., Cancer Genetics, Inc., Interpace Diagnostics Group, Inc. and Partners for Growth IV, L.P., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
3.1+	Conformed version of Certificate of Incorporation of Interpace Biosciences, Inc., as amended by the Certificate of Amendment, effective January 15, 2020, and the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed January 17, 2020, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
3.2	Amended and Restated Bylaws of Interpace Biosciences, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019.
4.1	Description of Securities, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 1, 2021.
4.2	Specimen Certificate Representing the Common Stock, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (File No. 333-227728), filed with the SEC on October 5, 2018.
4.3	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2017.
4.4	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, as amended, filed with the SEC on March 24, 2017.
4.5	Form of PreFunded Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.
4.6	Form of Underwriters’ Warrants, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.

Exhibit No.	Description
4.7	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.
4.8	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2017.
4.9	Loan and Security Agreement, dated November 13, 2018, by and among Silicon Valley Bank, Interpace Diagnostics Group, Inc., Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC, incorporated by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
4.10	Form of Underwriter Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 29, 2019.
4.11	Subordinated Seller Note of Interpace BioPharma, Inc., dated July 15, 2019, in favor of Cancer Genetics, Inc., incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.1*	Amended and Restated 2004 Stock Award and Incentive Plan, incorporated by reference to Annex A of the Company’s definitive proxy statement, filed with the SEC on August 14, 2017.
10.2*	Form of Restricted Stock Unit Agreement for Employees, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.3*	Form of Restricted Stock Unit Agreement for Directors, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.4*	Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.5*	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.6*	Interpace Diagnostics Group, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.7*	Amendment to the Interpace Biosciences, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 26, 2020.
10.8*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.3 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.9*	Form of Interpace Biosciences, Inc. 2019 Equity Incentive Plan Restricted Stock Unit And Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.9 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 26, 2020.
10.10*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.11*	Interpace Diagnostics Group, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.12*	Incentive Stock Option Agreement between Interpace Diagnostics Group, Inc. and James Early, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2016.
10.13*	Employment Agreement between Interpace Diagnostics Group, Inc. and James Early, effective as of March 16, 2018, incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 23, 2018.

Exhibit No.	Description
10.14*	Severance and Consulting Agreement and General Release, dated January 29, 2020, by and between Interpace Biosciences, Inc. and James Early, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2020.
10.15*	Employment Agreement, dated as of January 29, 2020, by and between Interpace Biosciences, Inc. and Fred Knechtel, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2020.
10.16*	Incentive Stock Option Agreement between Interpace Diagnostics Group, Inc. and Jack E. Stover, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2016.
10.17*	Amended and Restated Employment Agreement dated December 5, 2018, between the Company and Jack E. Stover, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2018.
10.18*	First Amendment to Amended and Restated Employment Agreement, dated January 29, 2020, by and between Interpace Biosciences, Inc. and Jack E. Stover, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2020.
10.19*	Employment Separation Agreement between Interpace Diagnostics, LLC and Gregory Richard, effective as of March 25, 2015, incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 21, 2019.
10.20*	Employment Agreement, dated November 23, 2020, between Thomas W. Burnell and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 25, 2020.
10.21*	Separation and Consulting Agreement and General Release, dated November 23, 2020, between Jack E. Stover and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 25, 2020.
10.22*	Form of Indemnification Agreement by and between Interpace Diagnostics Group, Inc. and its directors and executive officers, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2016.
10.23*	Form of Indemnification Agreement by and between Interpace Biosciences, Inc. and Indemnitee, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020.
10.24	License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.25	CPRIT License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.26	Supply Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.27	Guaranty, dated August 13, 2014 by the Company in favor of Asuragen, Inc., incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.28	Morris Corporate Center Lease, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 5, 2009.
10.29	First Amendment to Lease, dated May 24, 2017, by and between Brookwood MC Investors, LLC, Brookwood MC II, LLC, and the Company, incorporated by reference to Exhibit 10.52 of the Company’s Registration Statement on Form S-1 (333-218140), as amended, filed with the SEC on June 13, 2017.
10.30	Lease, dated June 28, 2015, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.

Exhibit No.	Description
10.31	Amendment No. 1 to Lease, dated September 18, 2007, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.
10.32	Amendment No. 2 to Lease, dated August 29, 2008, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.
10.33	Amendment No. 3 to Lease, dated April 8, 2009, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.
10.34	Amendment No. 4 to Lease, dated September 16, 2010, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.
10.35	Amendment No. 5 to Lease, dated September 15, 2011, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.
10.36	Amendment No. 6 to Lease, dated March 5, 2014, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.
10.37	Amendment No. 7 to Lease, dated August 29, 2014, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.
10.38	Amendment No. 8 to Lease, dated December 31, 2019, by and between WE 2 Church Street South LLC and Interpace Diagnostics Lab Inc., , incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.39	Lease Agreement, dated March 31, 2017, by and between Saddle Lane Realty, LLC and the Company, incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-1 (333-218140), as amended on June 13, 2017.
10.40	First Amendment, dated September 26, 2017, by and between Saddle Lane Realty, LLC and Interpace Diagnostics Corporation, incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time
10.41	Amendment No. 2 to Lease, dated March 15, 2018, between Saddle Lane Realty, LLC and Interpace Diagnostics Corporation, incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 23, 2018.
10.42	Form of Securities Purchase Agreement, dated January 20, 2017, by and between Interpace Diagnostics Group, Inc. and certain purchasers named therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2017.
10.43	Warrant Agency Agreement, dated June 21, 2017, by and between Interpace Diagnostics Group, Inc. and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.
10.44	Form of Warrant Exercise Agreement dated October 12, 2017, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2017.

Exhibit No.	Description
10.45	Securities Purchase Agreement, dated July 15, 2019, by and between Interpace Diagnostics Group, Inc. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.46	Transition Services Agreement, dated July 15, 2019, by and between Interpace BioPharma, Inc. and Cancer Genetics, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.47	Form of Voting Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.48	Office Lease Agreement, dated October 9, 2007, by and between Meadows Office, L.L.C. and Cancer Genetics, Inc., incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.49	First Amendment to Lease, dated October 30, 2017, by and between Meadows Landmark LLC and Cancer Genetics, Inc., incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.50	Consent to Assignment, dated July 19, 2019, by and among Meadows Landmark LLC, Cancer Genetics, Inc., and Interpace BioPharma, Inc, incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.51	Lease Agreement, dated June 12, 2004, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.52	Letter Amendment, dated October 21, 2004, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.53	Second Amendment to Lease, dated June 17, 2005, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.54	Third Amendment to Lease, dated May 25, 2006, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.55	Fourth Amendment to Lease, dated December 20, 2007, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.56	Fifth Amendment to Lease, dated June 15, 2009, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.57	Sixth Amendment to Lease, dated June 3, 2010, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.58	Seventh Amendment to Lease, dated October 26, 2010, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.

Exhibit No.	Description
10.59	Eighth Amendment to Lease, dated July 27, 2011, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.60	Ninth Amendment to Lease, dated November 7, 2012, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.61	Tenth Amendment to Lease, dated July 15, 2014, by and among Southport Business Park Limited Partnership, Gentris Corporation, and Gentris, LLC, incorporated by reference to Exhibit 10.57 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time..
10.62	Eleventh Amendment to Lease, effective as of June 1, 2020, by and between Southport Business Park Limited Partnership and Interpace Pharma Solutions, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 9, 2020.
10.63	Assignment of Lease, dated July 15, 2019, by and between Cancer Genetics, Inc. and Interpace BioPharma, Inc., incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.64	Guaranty of Lease, dated July 15, 2019, by and between Interpace Diagnostics Group, Inc. and Southport Business Park Limited Partnership, incorporated by reference to Exhibit 10.59 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.65	Equity Distribution Agreement, dated September 20, 2019, by and between Interpace Diagnostics Group, Inc. and Oppenheimer & Co. Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2019.
10.66	Securities Purchase and Exchange Agreement, dated January 10, 2020, by and among Interpace Biosciences, Inc., 1315 Capital II, L.P. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2020.
10.67	Amended and Restated Investor Rights Agreement, dated as of January 15, 2020, by and among Interpace Biosciences, Inc., 1315 Capital II, L.P. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020.
10.68	Support Agreement, dated April 7, 2020, by and between Ampersand 2018 Limited Partnership and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on October 19, 2020.
10.69	Termination Agreement, dated July 9, 2020, by and between Ampersand 2018 Limited Partnership and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on October 19, 2020.
10.70	Support Agreement, dated April 2, 2020, by and between 1315 Capital II, L.P. and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on October 19, 2020.
10.71	First Loan Modification Agreement, dated March 18, 2019, by and among Silicon Valley Bank, Interpace Diagnostics Group, Inc. (n/k/a Interpace Biosciences, Inc.), Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC, incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on October 19, 2020.
10.72	Joinder and Second Loan Modification Agreement, dated October 19, 2020, by and among the Company, Interpace Diagnostics Corporation, Interpace Diagnostics, LLC, Interpace Pharma Solutions, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on October 23, 2020.

Exhibit No.	Description
10.73	Lease Termination Notice to Meadows Landmark, LLC for the Company’s laboratory facility at Meadows Office Complex, 201 Route 17 North, Rutherford, New Jersey, effective March 31, 2021, incorporated by reference to Exhibit 10.73 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 1, 2021.
21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
23.1	Consent of BDO USA, LLP, incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 1, 2021.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith, incorporated by reference to Exhibit 31.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 1, 2021.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 31.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 1, 2021.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 1, 2021.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 32.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 1, 2021.
31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, furnished herewith.
31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, furnished herewith.
*	Denotes compensatory plan, compensation arrangement or management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPACE BIOSCIENCES, INC.

Date: April 29, 2021	/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ Thomas W. Burnell	President, Chief Executive Officer and Director	April 29, 2021
Thomas W. Burnell	(Principal Executive Officer)

/s/ Thomas Freeburg	Chief Financial Officer and Treasurer	April 29, 2021
Thomas Freeburg	(Principal Financial and Accounting Officer)

/s/ Stephen J. Sullivan	Director	April 29, 2021
Stephen J. Sullivan

/s/ Joseph Keegan	Director	April 29, 2021
Joseph Keegan

/s/ Eric Lev	Director	April 29, 2021
Eric Lev

/s/ Robert Gorman	Chairman of the Board of Directors	April 29, 2021
Robert Gorman

/s/ Edward Chan	Director	April 29, 2021
Edward Chan

/s/ Fortunato Ron Rocca	Director	April 29, 2021
Fortunato Ron Rocca

-31-