Form 10-Q
period 2021-03-31
INTERPACE BIOSCIENCES, INC.
filed 2021-05-11
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(855) 776-6419
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N//A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding April 30, 2021
Common Stock, par value $0.01 per share	4,112,843

INTERPACE BIOSICENCES, INC.

FORM 10-Q FOR PERIOD ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,839	$2,772
Restricted cash	600	600
Accounts receivable, net of allowance for doubtful accounts of $135 and $275, respectively	7,851	8,028
Other current assets	2,975	2,722
Total current assets	14,265	14,122
Property and equipment, net	6,900	7,349
Other intangible assets, net	10,238	11,351
Goodwill	8,433	8,433
Operating lease right of use assets	3,980	4,384
Other long-term assets	42	42
Total assets	$43,858	$45,681

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,008	$4,511
Accrued salary and bonus	2,173	3,161
Loan payable - related parties	5,092	-
Other accrued expenses	9,422	9,795
Current liabilities from discontinued operations	766	766
Total current liabilities	20,461	18,233
Contingent consideration	1,739	1,818
Operating lease liabilities, net of current portion	3,326	3,540
Other long-term liabilities	4,692	4,637
Total liabilities	30,218	28,228

Commitments and contingencies (Note 12)

Preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 Series B issued and outstanding	46,536	46,536

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,132,507 and 4,075,257 shares issued, respectively; 4,112,843 and 4,055,593 shares outstanding, respectively	402	402
Additional paid-in capital	184,798	184,404
Accumulated deficit	(216,323)	(212,116)
Treasury stock, at cost (19,664 and 19,664 shares, respectively)	(1,773)	(1,773)
Total stockholders’ deficit	(32,896)	(29,083)
Total liabilities and stockholders’ deficit	$(2,678)	$(855)

Total liabilities, preferred stock and stockholders’ deficit	$43,858	$45,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	Three Months Ended March 31,
	2021	2020

Revenue, net	$9,833	$9,059
Cost of revenue (excluding amortization of $1,112 and $1,115, respectively)	5,316	6,113
Gross profit	4,517	2,946
Operating expenses:
Sales and marketing	2,351	2,481
Research and development	637	809
General and administrative	2,979	4,837
Transition expenses	1,253	56
Acquisition related amortization expense	1,112	1,115
Total operating expenses	8,332	9,298

Operating loss	(3,815)	(6,352)
Interest accretion expense	(135)	(109)
Other (expense) income, net	(188)	47
Loss from continuing operations before tax	(4,138)	(6,414)
Provision for income taxes	15	15
Loss from continuing operations	(4,153)	(6,429)

Loss from discontinued operations, net of tax	(54)	(65)

Net loss	(4,207)	(6,494)

Less adjustment for preferred stock deemed dividend	-	(3,033)

Net loss attributable to common stockholders	$(4,207)	$(9,527)

Basic and diluted loss per share of common stock:
From continuing operations	$(1.02)	$(2.37)
From discontinued operations	(0.01)	(0.01)
Net loss per basic and diluted share of common stock	$(1.03)	$(2.38)
Weighted average number of common shares and common share equivalents outstanding:
Basic	4,089	4,004
Diluted	4,089	4,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited, in thousands)

	For The Three Months Ended		For The Three Months Ended
	March 31, 2021		March 31, 2020
	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	4,075	$402	3,932	$393
Common stock issued	9	-	37	1
Restricted stock issued	12	-	6	-
Common stock issued through market sales	-	-	80	8
Common stock issued through ESPP	36	-	-	-
Balance at March 31	4,132	402	4,055	402
Treasury stock:
Balance at January 1	20	(1,773)	12	(1,721)
Treasury stock purchased	-	-	-	-
Balance at March 31	20	(1,773)	12	(1,721)
Additional paid-in capital:
Balance at January 1		184,404		182,514
Extinguishment of Series A Shares		-		(828)
Beneficial Conversion Feature in connection with Series B Issuance		-		2,205
Amortization of Beneficial Conversion Feature		-		(2,205)
Common stock issued		108		-
Common stock issued through market sales		-		476
Stock-based compensation expense		286		418
Balance at March 31		184,798		182,580
Accumulated deficit:
Balance at January 1		(212,116)		(185,665)
Net loss		(4,207)		(6,494)
Balance at March 31		(216,323)		(192,159)

Total stockholders’ deficit		$(32,896)		$(10,898)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

`	For The Three Months Ended
	2021	2020

Cash Flows From Operating Activities
Net loss	$(4,207)	$(6,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,532	1,319
Interest accretion expense	135	109
Bad debt (recovery) expense	(140)	250
Mark to market on warrants	41	(26)
Stock-based compensation	259	418
Amortization of loan costs	52	-
Accrued interest	92	-
ESPP expense	27	-
Change in fair value of contingent consideration	(57)	-
Other gains and expenses, net	(3)	-
Other changes in operating assets and liabilities:
Decrease in accounts receivable	317	289
Increase in other current assets	(253)	(1,125)
Decrease in accounts payable	(1,534)	(253)
Decrease in accrued salaries and bonus	(988)	(476)
Decrease in accrued liabilities	(293)	(1,149)
Increase in long-term liabilities	14	16
Net cash used in operating activities	(5,006)	(7,122)

Cash Flows From Investing Activity
Sale of property and equipment	39	-
Net cash provided by investing activities	39	-

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	108	434
Issuance of Series B preferred stock, net of expenses	-	19,537
Loan proceeds	5,000	-
Loan expenses	(74)	-
Payments on Line of Credit	-	(1,800)
Net cash provided by financing activities	5,034	18,171

Net increase (decrease) in cash, cash equivalents and restricted cash	67	11,049
Cash, cash equivalents and restricted cash – beginning	3,372	2,321
Cash, cash equivalents and restricted cash – ending	$3,439	$13,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	OVERVIEW

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

COVID-19 pandemic

The outbreak of the COVID-19 pandemic continues to impact a significant portion of the regions in which we operate. The continuing impact that the COVID-19 pandemic will have on our operations, including duration, severity and scope, remains highly uncertain and cannot be fully predicted at this time. While we believe we have generally recovered from the adverse impact that the COVID-19 pandemic had on our business during 2020, we believe that the COVID-19 pandemic could continue to adversely impact our results of operations, cash flows and financial condition in the future.

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

While we do not anticipate any lab closures at this time beyond periodic, temporary work stoppages to clean and disinfect the labs, this could change in the future based upon conditions caused by the pandemic. It is also possible that we could experience supply chain shortages if the pandemic worsens and if one or more suppliers is unable to continue to provide us with supplies. For the foreseeable future, however, we do not anticipate supply chain shortages of critical supplies.

We have developed and will continue to update our contingency plans in order to mitigate pandemic-related, adverse financial impacts upon our business.

Transition costs

To optimize the operations of laboratory operations within our pharma services, we transitioned activities from the Rutherford, NJ facility to our Morrisville, NC facility. We invested several million dollars to facilitate this relocation, including but not limited to the transfer of personnel, expansion of the Morrisville facility and validation of transferred processes. We believe that this investment will result in a reduction in future operating costs; however, it is not certain whether we will fully realize the anticipated savings.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes (the “Interim Financial Statements”) should be read in conjunction with the consolidated financial statements of the Company and its wholly-owned subsidiaries (Interpace Diagnostics Lab Inc., Interpace Diagnostics Corporation, Interpace Pharma Solutions, Inc. and Interpace Diagnostics, LLC), and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities & Exchange Commission (“SEC”) on April 1, 2021 and as amended on April 29, 2021.

The condensed Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, InServe Support Solutions; and TVG, Inc. and its Commercial Services business unit which was sold on December 22, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

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

As of March 31, 2021, the Company had cash and cash equivalents, net of restricted cash of $2.8 million, net accounts receivable of $7.9 million, total current assets, net of restricted cash of $13.7 million and total current liabilities of $20.5 million. For the three month period ended March 31, 2021, the Company had a net loss of $4.2 million and cash used in operating activities was $5.0 million. As of May 10, 2021 we had approximately $6.4 million of cash on hand, net of restricted cash.

In January 2020, we sold 20,000 Series B preferred shares to investors, led by 1315 Capital II, L.P. (“1315 Capital”), for net proceeds of approximately $19.2 million. See Note 16, Equity, for more detail.

See Note 1, Overview, regarding the potential adverse impact of the COVID-19 pandemic on our results of operations, cash flows and financial condition.

In September 2020, we repaid approximately $3.4 million to Silicon Valley Bank (“SVB”) under our former secured revolving line of credit facility (the “Revolver”), which was part of our Loan and Security Agreement with SVB dated November 13, 2018, as amended March 18, 2019 (as so amended, the “SVB Loan Agreement”). On January 5, 2021, the Company terminated the SVB Loan Agreement.

On January 7, 2021, the Company entered into a $3 million loan through a secured promissory note with Ampersand 2018 Limited Partnership (“Ampersand”) and a $2 million loan through a secured promissory note with 1315 Capital, its Series B shareholders. Both loans are secured by substantially all of the Company’s assets. See Note 14, Notes Payable – Related Parties.

During Fiscal 2020, the Company applied for various federal stimulus grants and advances made available under Title 1 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “CARES Act”) and received $2.1 million in advances under the Centers for Medicare & Medicaid Services (“CMS”) accelerated and advance payment program. This advance will be offset against future Medicare billings of the Company beginning in the second quarter of 2021.

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

The delisting from Nasdaq of our common stock which is now listed for trading on OTCQX and the Company’s inability to use Form S-3 after it filed its Form 10-K for the fiscal year ended December 31, 2020 may each have an adverse impact on our ability to raise additional capital. In addition, the Company’s announcement on April 22, 2021 that it is considering strategic, financial and operational alternatives may have an impact on our ability to raise additional capital. The future success of the Company is dependent upon its ability to obtain additional funding. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. As of the date of this Report, the Company currently anticipates that current cash and cash equivalents will be sufficient to meet its anticipated cash requirements through the end of the second quarter of 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Financing and Payment

For non-Medicare claims, our payment terms vary by payer category. Payment terms for direct-payers in our clinical services are typically thirty days and in our pharma services, up to sixty days. Commercial third-party-payers are required to respond to a claim within a time period established by their respective state regulations, generally between thirty to sixty days. However, payment for commercial third-party claims may be subject to a denial and appeal process, which could take up to two years in some instances where multiple appeals are submitted. The Company generally appeals all denials from commercial third-party payers. We bill Medicare directly for tests performed for Medicare patients and must accept Medicare’s fee schedule for the covered tests as payment in full.

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

Other Current Assets

Other current assets consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(unaudited)
Lab supply inventory	$2,227	$2,052
Prepaid expenses	560	625
Other	188	45
Total other current assets	$2,975	$2,722

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

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock, par value $0.01 per share, used in the calculation of basic and diluted loss per share for the three-month periods ended March 31, 2021 and 2020 is as follows:

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)
Basic weighted average number of common shares	4,089	4,004
Potential dilutive effect of stock-based awards	-	-
Diluted weighted average number of common shares	4,089	4,004

The Company’s Series B Preferred Stock, on an as converted basis of 7,833,334 shares for the three- months ended March 31, 2021, and the following outstanding stock-based awards and warrants, were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)
Options	1,061	578
Restricted stock and restricted stock units (RSUs)	395	42
Warrants	1,405	1,420
	2,861	2,040

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is attributable to the acquisition of our pharma services in July 2019. The carrying value of the intangible assets acquired was $15.6 million, with goodwill of approximately $8.3 million and identifiable intangible assets of approximately $7.3 million. The goodwill balance at March 31, 2021 was $8.4 million. The net carrying value of the identifiable intangible assets from all acquisitions as of March 31, 2021 and December 31, 2020 are as follows:

		As of March 31, 2021	As of December 31, 2020
	Life	Carrying	Carrying
	(Years)	Amount	Amount
		(unaudited)
Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	6,682	6,682
BioPharma acquisition:
Trademarks	10	1,600	1,600
Customer relationships	8	5,700	5,700

CLIA Lab	2.3	$609	$609

Total		$39,251	$39,251

Accumulated Amortization		$(29,013)	$(27,900)

Net Carrying Value		$10,238	$11,351

Amortization expense was approximately $1.1 million for both the three-month periods ended March 31, 2021 and 2020, respectively. Estimated amortization expense for the next five years is as follows:

2021	2022	2023	2024	2025

$4,078	$2,155	$2,099	$873	$873

The following table displays a roll forward of the carrying amount of goodwill from December 31, 2020 to March 31, 2021:

Carrying
Amount
Balance as of December 31, 2020	$8,433
Adjustments	-
Balance as of March 31, 2021	$8,433

6.	FAIR VALUE MEASUREMENTS

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

	As of March 31, 2021		Fair Value Measurements
	Carrying	Fair	As of March 31, 2021
	Amount	Value	Level 1	Level 2	Level 3
			(unaudited)
Liabilities:
Contingent consideration:
Asuragen (1)	$2,175	$2,175	$-	$-	$2,175
Other long-term liabilities:
Warrant liability (2)	62	62	-	-	62
	$2,237	$2,237	$-	$-	$2,237

	As of December 31, 2020		Fair Value Measurements
	Carrying	Fair	As of December 31, 2020
	Amount	Value	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration:
Asuragen (1)	$2,216	$2,216	$-	$-	$2,216
Other long-term liabilities:
Warrant liability (2)	21	21	-	-	21
	$2,237	$2,237	$-	$-	$2,237

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

A roll forward of the carrying value of the Contingent Consideration Liability and the 2017 Underwriters’ Warrants to March 31, 2021 is as follows:

Certain of the Company’s non-financial assets, such as other intangible assets and goodwill, are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

				Cancellation	Adjustment
				of Obligation/	to Fair Value/
	December 31, 2020	Payments	Accretion	Conversions Exercises	Mark to Market	March 31, 2021
	(unaudited)
Asuragen	$2,216	$(119)	$135	$-	$(57)	$2,175

Underwriters Warrants	21	-	-	-	41	62
	$2,237	$(119)	$135	$-	$(16)	$2,237

7.	LEASES

Finance lease assets are included in fixed assets, net of accumulated depreciation.

The table below presents the lease-related assets and liabilities recorded in the Condensed Consolidated Balance Sheet:

	Classification on the Balance Sheet	March 31, 2021
		(unaudited)
Assets
Financing lease assets	Property and equipment, net	$690
Operating lease assets	Operating lease right of use assets	3,980
Total lease assets		$4,670

Liabilities
Current
Financing lease liabilities	Other accrued expenses	$150
Operating lease liabilities	Other accrued expenses	894
Total current lease liabilities		$1,044
Noncurrent
Financing lease liabilities	Other long-term liabilities	112
Operating lease liabilities	Operating lease liabilities, net of current portion	3,326
Total long-term lease liabilities		3,438
Total lease liabilities		$4,482

The weighted average remaining lease term for the Company’s operating leases was 7.2 years as of March 31, 2021 and the weighted average discount rate for those leases was 6.0%. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.”

The table below reconciles the cash flows to the lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2021:

	Operating Leases	Financing Leases
2021	822	133
2022	1,028	78
2023	629	65
2024	390	-
2025-2030	2,327	-
Total minimum lease payments	5,196	276
Less: amount of lease payments representing effects of discounting	976	14
Present value of future minimum lease payments	4,220	262
Less: current obligations under leases	894	150
Long-term lease obligations	$3,326	$112

As of March 31, 2021, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year were as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$5,196	$822	$1,657	$793	$1,924
Total	$5,196	$822	$1,657	$793	$1,924

8.	COMMITMENTS AND CONTINGENCIES

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

Due to the nature of the businesses in which the Company is engaged, it is subject to certain risks. Such risks include, among others, risk of liability for personal injury or death to persons using products or services that the Company promotes or commercializes. There can be no assurance that substantial claims or liabilities will not arise in the future due to the nature of the Company’s business activities. There is also the risk of employment related litigation and other litigation in the ordinary course of business.

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

9.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

Other accrued expenses consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(unaudited)
Accrued royalties	$2,984	$2,710
Contingent consideration	437	398
Upfront Medicare payment	2,066	2,066
Operating lease liability	894	1,027
Financing lease liability	150	177
Deferred revenue	52	54
Accrued sales and marketing - diagnostics	75	51
Accrued lab costs - diagnostics	160	161
Accrued professional fees	538	854
Taxes payable	331	334
Unclaimed property	565	565
All others	1,170	1,398
Total other accrued expenses	$9,422	$9,795

Long-term liabilities consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(unaudited)
Warrant liability	$62	$21
Uncertain tax positions	4,396	4,342
Deferred revenue	123	136
Other	111	138
Total other long-term liabilities	$4,692	$4,637

10.	STOCK-BASED COMPENSATION

Historically, stock options have been granted with an exercise price equal to the market value of the common stock on the date of grant, with expiration 10 years from the date they are granted, and generally vest over a one to three-year period for employees and members of the Board. Upon exercise, new shares will be issued by the Company. The restricted shares and restricted stock units (“RSUs”) granted to Board members and employees generally have a three-year graded vesting period and are subject to accelerated vesting and forfeiture under certain circumstances.

The following table provides the weighted average assumptions used in determining the fair value of the stock option awards granted during the three-month periods ended March 31, 2021 and 2020.

	March 31, 2021	March 31, 2020
	(unaudited)
Risk-free interest rate	0.78%	1.51%
Expected life	6.0 years	6.0 years
Expected volatility	134.79%	128.87%
Dividend yield	-	-

During March 2021, the Company granted 312,500 stock options with an exercise price of $6.00 and 152,500 RSUs. The market value of the Company’s common stock was $5.00 at the grant date of these awards. The Company recognized approximately $0.3 million and $0.4 million of stock-based compensation expense during the three-month periods ended March 31, 2021 and 2020, respectively.

11.	INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on loss from continuing operations and the effective tax rate for three-month periods ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)

Provision for income tax	$15	$15
Effective income tax rate	(0.4%)	(0.2%)

Income tax expense for both the three-month periods ended March 31, 2021 and 2020 was primarily due to minimum state and local taxes.

12.	SEGMENT INFORMATION

We operate under one segment which is the business of developing and selling clinical and pharma services.

13.	DISCONTINUED OPERATIONS

The components of liabilities classified as discontinued operations consist of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(unaudited)

Accrued liabilities	766	766
Current liabilities from discontinued operations	766	766
Total liabilities	$766	$766

The table below presents the significant components of CSO, Group DCA’s, Pharmakon’s and TVG’s results included within loss from discontinued operations, net of tax in the condensed consolidated statements of operations for the three-months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)
Income from discontinued operations, before tax	$-	$-
Income tax expense	54	65
Loss from discontinued operations, net of tax	$(54)	$(65)

14.

NOTES PAYABLE – RELATED PARTIES

Secured Promissory Notes

On January 7, 2021, the Company entered into promissory notes with Ampersand, in the amount of $3 million, and 1315 Capital, in the amount of $2 million, respectively (together, the “Notes”) and a related security agreement (the “Security Agreement”).

Ampersand holds 28,000 shares of the Company’s Series B Convertible Preferred Stock, which are convertible from time to time into an aggregate of 4,666,666 shares of our Common Stock, and 1315 Capital holds 19,000 shares of the Company Series B Convertible Preferred Stock, which are convertible from time to time into an aggregate of 3,166,668 shares of our Common Stock. On an as-converted basis, such shares would represent approximately 39.3% and 26.7% of our fully-diluted shares of Common Stock, respectively. In addition, pursuant to the terms of the Series B Convertible Preferred Stock certificate of designation and an amended and restated investor rights agreement among the Company and Ampersand and 1315 Capital, they each have the right to (1) approve certain of our actions, including our borrowing of money and (2) designate two directors to our Board of Directors; provided, that certain of such rights held by 1315 Capital have been delegated pursuant to the related Support Agreement (See Note 16). As a result, the Company considers the Notes and Security Agreement to be a related party transaction.

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

The Notes contain certain negative covenants which prevent the Company from issuing any debt securities pursuant to which the Company issues shares, warrants or any other convertible security in the same transaction or a series of related transactions, except that Company may incur or enter into any capitalized and operating leases in the ordinary course of business consistent with past practice, or borrowed money or funded debt in an amount not to exceed $4.5 million (the “Debt Threshold”) that is subordinated to the Notes on terms acceptable to Ampersand and 1315 Capital; provided, that if the aggregate consolidated revenue recognized by the Company as reported on Form 10-K as filed with the SEC for any fiscal year ending after January 10, 2020 exceeds $45 million, the Debt Threshold for the following fiscal year shall increase to an amount equal to: (x) ten percent (10%); multiplied by (y) the consolidated revenue as reported by the Company on Form 10-K as filed with the SEC for the previous fiscal year.

15.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosures of Non Cash Activities

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)
Investing
Preferred Stock Deemed Dividend	$-	$3,033
Financing
Accrued financing costs	$123	$314

16.	EQUITY

Preferred Stock Issuance: Securities Purchase and Exchange Agreement

On January 10, 2020, the Company entered into a Securities Purchase and Exchange Agreement (the “Securities Purchase and Exchange Agreement”) with 1315 Capital and Ampersand (collectively, the “Investors”) pursuant to which the Company agreed to sell to the Investors an aggregate of $20.0 million in Series B Preferred Stock of the Company, at an issuance price per share of $1,000. Pursuant to the Securities Purchase and Exchange Agreement, 1315 Capital agreed to purchase 19,000 shares of Series B Preferred Stock at an aggregate purchase price of $19.0 million and Ampersand agreed to purchase 1,000 shares of Series B Preferred Stock at an aggregate purchase price of $1.0 million.

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

17.	WARRANTS

Warrants outstanding and warrant activity for the three-months ended March 31, 2021 are as follows:

Description	Classification	Exercise Price	Expiration Date	Warrants Issued	Balance December 31, 2020	Warrants Cancelled/ Expired	Balance March 31, 2021

Private Placement Warrants, issued January 25, 2017	Equity	$46.90	June 2022	85,500	85,500		85,500
RedPath Warrants, issued March 22, 2017	Equity	$46.90	September 2022	10,000	10,000		10,000
Underwriters Warrants, issued June 21, 2017	Liability	$13.20	December 2022	57,500	53,500		53,500
Base & Overallotment Warrants, issued June 21, 2017	Equity	$12.50	June 2022	1,437,500	870,214		870,214
Warrants issued October 12, 2017	Equity	$18.00	April 2022	320,000	320,000		320,000
Underwriters Warrants, issued January 25, 2019	Equity	$9.40	January 2022	65,434	65,434		65,434

				1,975,934	1,404,648	-	1,404,648

The weighted average exercise price of the warrants is $15.97 and the weighted average remaining contractual life is approximately 1.2 years.

18.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendment was effective for annual periods beginning after December 15, 2020.

The Company adopted this pronouncement on January 1, 2021 and the impact was not material to the Company’s Consolidated Financial Statements.

19.	SUBSEQUENT EVENTS

Disposition of New Haven Laboratory

On April 15, 2021 the Company closed the agreement to sell its New Haven, CT CLIA certified, CAP accredited laboratory to DiamiR Biosciences, Corp. (“DiamiR”). The agreement had been previously announced on March 17, 2021. Under the agreement, DiamiR will provide overflow lab testing in support of the Company’s molecular thyroid testing products which the Company conducts at its main laboratory in Pittsburgh, PA. DiamiR will also support specific Interpace assay development and validation services on behalf of the Company for the next three quarters. The Company will receive 42,820 shares of DiamiR’s common stock in consideration as well as the services mentioned above.

Amendments to Promissory Notes

On May 10, 2021, (i) the Company and Ampersand amended the Ampersand Note to increase its principal amount to $4.5 million, (ii) the Company and 1315 Capital amended the 1315 Capital Note to increase its principal amount to $3.0 million and (iii) the Company and Ampersand amended the Security Agreement to include the new total principal amount of the Notes of $7.5 million. The maturity date and interest rate of the Notes remain June 30, 2021 and 8%, respectively and except with respect to their respective principal amounts, the terms of the Notes and the Security Agreement are otherwise unchanged.

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	potential future material adverse impact of Coronavirus (COVID-19) pandemic;

●	the substantial doubt about our ability to continue as a going concern due to our history of operating losses, declining cash position and other liquidity factors, which in the absence of additional short term financing may cause us to cease or scale back operations;

●	our ability to timely repay our private equity investors the $7.5 million in outstanding secured promissory notes due June 30, 2021, the failure of which could result in the right to foreclose on our assets;

●	our expectations of future revenues, expenditures, capital or other funding requirements;

●	we generally depend on sales and reimbursements from our clinical services for more than 50% of our revenue; the ability to continue to generate sufficient revenue from these and other products and/or solutions that we develop in the future is important for our ability to meet our financial and other targets;

●	our revenue recognition is based, in part, on our estimates for future collections and such estimates may prove to be incorrect;

●	our ability to finance our business on acceptable terms in the future, which may limit the ability to grow our business, develop and commercialize products and services, develop and commercialize new molecular clinical service solutions and technologies and expand our pharma services offerings;

●	our obligations to make royalty and milestone payments to our licensors;

●	our dependence on third parties for the supply of some of the materials used in our clinical and pharma services tests;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (“LDTs”), pricing of our tests and services and patient access limitations;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our ability to implement our business and restructuring strategy; and

●	the potential impact of existing and future contingent liabilities on our financial condition.

Please see Part I – Item 1A – “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on April 1, 2021, as well as other documents we file with the SEC from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

COVID-19 pandemic

The outbreak of the COVID-19 pandemic continues to impact a significant portion of the regions in which we operate. The continuing impact that the COVID-19 pandemic will have on our operations, including duration, severity and scope, remains highly uncertain and cannot be fully predicted at this time. While we believe we have generally recovered from the adverse impact that the COVID-19 pandemic had on our business during 2020, we believe that the COVID-19 pandemic could continue to adversely impact our results of operations, cash flows and financial condition in the future.

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

While we do not anticipate any lab closures at this time beyond periodic, temporary work stoppages to clean and disinfect the labs, this could change in the future based upon conditions caused by the pandemic. It is also possible that we could experience supply chain shortages if the pandemic worsens and if one or more suppliers is unable to continue to provide us with supplies. For the foreseeable future, however, we do not anticipate supply chain shortages of critical supplies.

We have developed and will continue to update our contingency plans in order to mitigate pandemic-related, adverse financial impacts upon our business.

Transition costs

To optimize the operations of laboratory operations within our pharma services, we transitioned activities from the Rutherford, NJ facility to our Morrisville, NC facility. We invested several million dollars to facilitate this relocation, including but not limited to the transfer of personnel, expansion of the Morrisville facility and validation of transferred processes. We believe that this investment will result in a reduction in future operating costs; however, it is not certain whether we will fully realize the anticipated savings.

Nasdaq delisting

On February 16, 2021, the Company received a delisting determination letter (the “Letter”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Staff had determined to delist the Company’s common stock from Nasdaq due to the Company’s failure to regain compliance with the Nasdaq Capital Market’s minimum $2,500,000 stockholders’ equity requirement for continued listing as set forth in Nasdaq Listing Rule 5550(b) (the “Rule”) and the Company’s failure to timely execute its plan to regain compliance under the Rule.

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

Additional Reimbursement Coverage and Price Increase During 2021

Reimbursement progress is key for us. We have been successful to date in expanding both the scope and amount of product reimbursement for our clinical services in 2021. Examples of our progress include:

●	In January 2021, we announced an agreement with Blue Cross Blue Shield of Florida under which ThyGeNEXT® and ThyraMIR® tests are now covered in-network services for their 5 million members.

●	In February 2021, we announced an agreement with Blue Cross Blue Shield of Illinois that makes ThyGeNEXT® and ThyraMIR® tests covered in-network services for their more than 8 million members in Illinois.

●

In April 2021, we announced that Novitas, our Medicare Administrative Contractor, has agreed to recognize the new Proprietary Laboratory Analysis (PLA) code that specifically identifies ThyGeNEXT® as a distinct test from any other test or service. The new PLA code for ThyGeNEXT® is 0245U and the reimbursement for this code remains $2,919, representing a significant price increase over the prior reimbursement level of $560.

24

●

In May 2021, we announced that eviCore Healthcare (“eviCore”), a wholly owned subsidiary of Cigna, has updated their laboratory management guidelines to include positive coverage for ThyGeNEXT® and ThyraMIR®. This update, which impacts approximately 27 health plans nationwide covering 100 million lives, is effective on July 1, 2021. This means that after the effective date, claims for ThyGeNEXT and ThyraMIR which meet eviCore’s criteria for coverage will be considered medically necessary and processed as a covered service.

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

Condensed Consolidated Results of Continuing Operations for the Quarter Ended March 31, 2021 Compared to the Quarter Ended March 31, 2020 (unaudited, in thousands)

	Three Months Ended March 31,
	2021	2021	2020	2020

Revenue, net	$9,833	100.0%	$9,059	100.0%
Cost of revenue	5,316	54.1%	6,113	67.5%
Gross profit	4,517	45.9%	2,946	32.5%
Operating expenses:
Sales and marketing	2,351	23.9%	2,481	27.4%
Research and development	637	6.5%	809	8.9%
General and administrative	2,979	30.3%	4,837	53.4%
Transition expenses	1,253	12.7%	56	0.6%
Acquisition related amortization expense	1,112	11.3%	1,115	12.3%
Total operating expenses	8,332	84.7%	9,298	102.6%

Operating loss	(3,815)	-38.8%	(6,352)	-70.1%
Interest accretion expense	(135)	-1.4%	(109)	-1.2%
Other (expense)income, net	(188)	-1.9%	47	0.5%
Loss from continuing operations before tax	(4,138)	-42.1%	(6,414)	-70.8%
Provision for income taxes	15	0.2%	15	0.2%
Loss from continuing operations	(4,153)	-42.2%	(6,429)	-71.0%

Loss from discontinued operations, net of tax	(54)	-0.5%	(65)	-0.7%

Net loss	$(4,207)	-42.8%	$(6,494)	-71.7%

Revenue, net

Consolidated revenue, net for the three months ended March 31, 2021 increased by $0.8 million, or 9%, to $9.8 million, compared to $9.1 million for the three months ended March 31, 2020. The increase in net revenue was largely driven by increased reimbursement rates.

Cost of revenue

Consolidated cost of revenue for the three months ended March 31, 2021 was $5.3 million, as compared to $6.1 million for the three months ended March 31, 2020. This decrease is primarily attributed to the closing of the lab in Rutherford, New Jersey. As a percentage of revenue, cost of revenue was approximately 54% for the three months ended March 31, 2021 and 68% for the three months ended March 31, 2020.

Gross profit

Consolidated gross profit was approximately $4.5 million for the three months ended March 31, 2021 and $2.9 million for the three months ended March 31, 2020. The gross profit percentage was approximately 46% for the three months ended March 31, 3021 and 33% for the three months ended March 31, 2020. The increase can be attributed to increased reimbursement rates as well as the change in the gross profit mix.

Sales and marketing expense

Sales and marketing expense was approximately $2.4 million for the three months ended March 31, 2021 and $2.5 million for the three months ended March 31, 2020. As a percentage of revenue, sales and marketing expense decreased to 24% from 27% in the comparable prior year period due to the higher revenue for the three months ended March 31, 2021.

Research and development

Research and development expense was $0.6 million for the three months ended March 31, 2021 and $0.8 million for the three months ended March 31, 2020 due to lower professional services costs in the quarter. As a percentage of revenue, research and development expense decreased to 7% from 9% in the comparable prior year period.

General and administrative

General and administrative expense was approximately $3.0 million for the three months ended March 31, 2021 and $4.8 million for the three months ended March 31, 2020. The decrease can be primarily attributed to the closing of the Rutherford, NJ office and the employee and consulting costs associated with it.

Transition expense

Transition expense was approximately $1.3 million for the three months ended March 31, 2021 and $0.1 million for the three months ended March 31, 2020. These expenses are related to the Rutherford, NJ lab closing and subsequent move to North Carolina as well as other cost-saving initiatives.

Acquisition amortization expense

During the three months ended March 31, 2021 and March 31, 2020, we recorded amortization expense of approximately $1.1 million, respectively in both periods, which is related to intangible assets associated with prior acquisitions.

Operating loss

Operating loss from continuing operations was $3.8 million for the three months ended March 31, 2021 as compared to $6.4 million for the three months ended March 31, 2020. The lower operating loss was primarily attributable to the increase in gross profit discussed above.

Provision for income taxes

Income tax expense was approximately $15,000 for the three months ended March 31, 2021 and $15,000 for the three months ended March 31, 2020. Income tax expense for both periods was primarily driven by minimum state and local taxes.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.1 million for the three months ended March 31, 2021 and a loss from discontinued operations of approximately $0.1 million for the three months ended March 31, 2020.

Non-GAAP Financial Measures

In addition to the United States generally accepted accounting principles, or GAAP, results provided throughout this document, we have provided certain non-GAAP financial measures to help evaluate the results of our performance. We believe that these non-GAAP financial measures, when presented in conjunction with comparable GAAP financial measures, are useful to both management and investors in analyzing our ongoing business and operating performance. We believe that providing the non-GAAP information to investors, in addition to the GAAP presentation, allows investors to view our financial results in the way that management views financial results.

In this 10-Q, we discuss Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA is a metric used by management to measure cash flow of the ongoing business. Adjusted EBITDA is defined as income or loss from continuing operations, plus depreciation and amortization, acquisition related expenses, transition expenses, noncash stock based compensation, interest and taxes, and other non-cash expenses including asset impairment costs, bad debt expense, loss on extinguishment of debt, goodwill impairment and change in fair value of contingent consideration, and warrant liability. The table below includes a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure.

Reconciliation of Adjusted EBITDA (Unaudited)
($ in thousands)

	Quarters Ended
	March 31,
	2021	2020
Loss from continuing operations (GAAP Basis)	$(4,153)	$(6,429)
Bad debt (recovery) expense	(140)	250
Transition expenses	1,253	56
Depreciation and amortization	1,532	1,319
Stock-based compensation	286	418
Taxes	15	15
Financing interest and related costs	144	-
Interest accretion expense	135	109
Mark to market on warrant liability	41	(26)
Change in fair value of contingent consideration	(57)	-
Non-GAAP Adjusted EBITDA	$(944)	$(4,288)

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2021, we had an operating loss of $3.8 million. As of March 31, 2021, we had cash and cash equivalents of $2.8 million, net of restricted cash, total current assets of $13.7 million, net of restricted cash and current liabilities of $20.5 million. As of May 10, 2021, we had approximately $6.4 million of cash on hand, net of restricted cash.

During the three months ended March 31, 2021, net cash used in operating activities was $5.0 million. The main component of cash used in operating activities was our net loss of $4.2 million. During the three months ended March 31, 2020, net cash used in operating activities was $7.1 million. The main component of cash used in operating activities was our net loss of $6.5 million.

For the three months ended March 31, 2021, cash provided from financing activities was $5.0 million, of which $4.9 million were the net proceeds from the Company’s secured promissory notes with Ampersand and 1315. See Note 14, Notes Payable - Related Parties of the notes to the financial statements. For the three months ended March 31, 2020, there was cash provided from financing activities of $18.2 million, $19.5 million which resulted from the issuance of Preferred Stock in January 2020, and $0.4 million from sales of common stock, and which was partially offset by $1.8 million in a net repayment of funds under our revolving line of credit with SVB.

In September 2020, we repaid approximately $3.4 million to SVB under our former secured revolving line of credit facility (the “Revolver”), which was part of our Loan and Security Agreement with SVB dated November 13, 2018, as amended March 18, 2019 (as so amended, the “SVB Loan Agreement”). On January 5, 2021, the Company terminated the SVB Loan Agreement.

On January 7, 2021, the Company entered into secured promissory notes in the amount of $3 million and $2 million with Ampersand and 1315 Capital, respectively. See Note 14, Notes Payable – Related Parties of the notes to the financial statements.

In January 2020, we sold 20,000 preferred shares to investors, led by 1315 Capital, for net proceeds of approximately $19.2 million; see Note 16, Equity of the notes to the financial statements for more detail.

See Note 1, Overview, of the notes to the financial statements, regarding the potential adverse impact of the COVID-19 pandemic on our results of operations, cash flows and financial condition for fiscal 2021 and possibly beyond.

During Fiscal 2020, the Company applied for various federal stimulus grants and advances made available under Title 1 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “CARES Act”) and received $2.1 million in advances under the Centers for Medicare & Medicaid Services (“CMS”) accelerated and advance payment program. This advance will be offset against future Medicare billings of the Company beginning in the second quarter of 2021.

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

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Exchange Act the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021.

Reference should be made to our Form 10-K filed with the SEC on April 1, 2021 for additional information regarding discussion of the effectiveness of the Company’s controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Item 1.01. Entry into a Material Definitive Agreement

On January 7, 2021, the Company entered into promissory notes with Ampersand 2018 Limited Partnership (“Ampersand”), in the amount of $3 million (the “Ampersand Note”), and 1315 Capital II, L.P. (“1315 Capital”), in the amount of $2 million (the “1315 Capital Note”), respectively (together, the “Notes”), and a related security agreement (the “Security Agreement”).

On May 10, 2021, (i) the Company and Ampersand amended the Ampersand Note to increase its principal amount to $4.5 million, (ii) the Company and 1315 Capital amended the 1315 Capital Note to increase its principal amount to $3.0 million and (iii) the Company and Ampersand amended the Security Agreement to include the new total principal amount of the Notes of $7.5 million. The maturity date and interest rate of the Notes remain June 30, 2021 and 8%, respectively and except with respect to their respective principal amounts, the terms of the Notes and the Security Agreement are otherwise unchanged.

Ampersand holds 28,000 shares of the Company’s Series B Convertible Preferred Stock (“Series B”), which are convertible from time to time into an aggregate of 4,666,666 shares of the Company’s Common Stock, and 1315 Capital holds 19,000 shares of the Company’s Series B, which are convertible from time to time into an aggregate of 3,166,668 shares of the Company’s Common Stock. On an as-converted basis, such shares would represent approximately 39.1% and 26.5% of our fully-diluted shares of Common Stock, respectively. As a result, the Company considers the May 10, 2021 amendments to the Notes and Security Agreement to be related party transactions.

Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information set forth in Item 1.01 above is incorporated by reference into this Item 2.03.

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 10, 2021 Company entered into an at-will employment agreement with Thomas Freeburg (the “Freeburg Employment Agreement”), as of February 1, 2021 (the “Effective Date”). Mr. Freeburg will serve as Chief Financial Officer of the Company. As previously reported on the Company’s current report on Form 8-K filed February 4, 2021, the Company agreed to pay to Mr. Freeburg a base salary of $225,000 annually during the initial term, increasing to $250,000 on August 1, 2021, to be paid in accordance with the Company’s payroll practices. Mr. Freeburg is also eligible to receive additional annual incentive compensation with an annual target of up to 40% of the base salary, paid out in cash, less applicable taxes and deductions and/or stock as determined by the Chief Executive Officer of the Company (“CEO”) and the Company’s Compensation and Management Development Committee (the “Compensation Committee”).

On March 10, 2021, the Company awarded to Mr. Freeburg under the Company’s 2019 Equity Incentive Plan, as amended, (the “Plan”) (i) an option to purchase 50,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) with an exercise price equal to $6.00 per share (such option, the “Initial Time-Vesting Option”), and (ii) restricted stock units with respect to 50,000 shares of Common Stock (such grant, the “Initial Time-Vesting RSUs”). The Initial Time-Vesting Option and the Initial Time-Vesting RSUs shall be subject to the terms of the Plan and an applicable award agreement by and between Mr. Freeburg and the Company, and shall vest in equal installments on each of the first three anniversaries of the date of grant, subject to Mr. Freeburg’s continued employment with the Company through the applicable vesting date; provided that, notwithstanding the terms of the Plan and the applicable award agreement, the Initial Time-Vesting Options, the Initial Time-Vesting RSUs and any other then-outstanding awards of Mr. Freeburg under the Plan shall vest and become exercisable in full immediately prior to the occurrence of a Change in Control, as defined in the Plan, subject to Mr. Freeburg’s continuous employment through such Change in Control following the grant of the Initial RSUs. Mr. Freeburg will be eligible to receive equity awards under the Plan as determined by the CEO and Board. Mr. Freeburg will also be entitled to receive certain other benefits such as housing and participation in retirement and welfare plans.

In the event that Mr. Freeburg’s employment is terminated by the Company without Cause or by Mr. Freeburg for Good Reason (in each case, as defined in the Freeburg Employment Agreement), then subject to, among other things, Mr. Freeburg’s execution and non-revocation of a release agreement in favor of the Company, Mr. Freeburg would be entitled to( i) severance equal to six (6) months’ base salary (as in effect as of the termination date), payable semi-monthly on the Company’s regularly scheduled payroll dates, (ii) if Mr. Freeburg properly and timely elects to continue health and dental coverage under the Company’s plans in accordance with the continuation requirements of COBRA, payment for the cost of the premiums for such coverages for Mr. Freeburg for a six (6) month period beginning on the termination date, or if earlier, through the date on which Mr. Freeburg becomes eligible for other group health coverage in connection with new employment and (iii) all outstanding equity awards that were scheduled to vest during the 24-month period following the termination date, but for the termination, would become fully vested and exercisable.

In addition to the Freeburg Employment Agreement described herein, the Company and Mr. Freeburg will enter into the Company’s standard form of indemnification and confidentiality agreements.

During employment with the Company through the twelve month period following termination of employment, Mr. Freeburg agrees not to set up or engage in any business enterprise that would be in competition with the Company in its oncology-based laboratory services and/or pharma services businesses. Mr. Freeburg is also subject to limitations on solicitation of Company personnel and on disclosure of confidential information (as defined in the Freeburg Employment Agreement), and Mr. Freeburg agreed to assign to the Company any work product developed or made while so employed.

Item 6. Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement by and among the Company and Diamir Biosciences Corp. dated March 16, 2021, filed herewith. Upon the request of the SEC, the Company agrees to furnish copies of the following exhibits and schedules: Attachment A – Statement of Post-Closing Obligations of Seller; Attachment B – Bill of Sale; APA Schedule 1.3; APA schedule 1.5.

3.1	Conformed version of Certificate of Incorporation of Interpace Biosciences, Inc incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with SEC on April 22, 2020 as amended from time to time.

3.2	Amended and Restated Bylaws of Interpace Biosciences, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019.

10.1*	Severance agreement and General Release, dated January 31, 2021, by and between the Company and Fred Knechtel, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 4, 2021.

10.2*	Employment agreement entered into May 10, 2021, effective February 1, 2021, between Thomas Freeburg and the Company, filed herewith.

10.3	Promissory Note entered into between the Company and Ampersand 2018 Limited Partnership, dated January 7, 2021, filed herewith.

10.4	Promissory Note entered into between the Company and 1315 Capital II, L.P, dated January 7, 2021, filed herewith.

10.5	Security Agreement entered into between the Company and Ampersand 2018 Limited Partnership, dated January 7, 2021, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

+	Exhibits 32.1 and 32.2 are being furnished herewith and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference to any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

*	Denotes compensatory plan, compensation arrangement or management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2021	Interpace Biosciences, Inc.
(Registrant)

/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2021	/s/ Thomas Freeburg
Thomas Freeburg
Chief Financial Officer
(Principal Financial Officer)

