Form 10-Q
period 2021-06-30
INTERPACE BIOSCIENCES, INC.
filed 2021-08-11
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding August 6, 2021
Common Stock, par value $0.01 per share	4,161,405

INTERPACE BIOSICENCES, INC.

FORM 10-Q FOR PERIOD ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,791	$2,772
Restricted cash	250	600
Accounts receivable, net of allowance for doubtful accounts of $135 and $275, respectively	7,327	8,028
Other current assets	3,270	2,722
Total current assets	14,638	14,122
Property and equipment, net	6,930	7,349
Other intangible assets, net	9,126	11,351
Goodwill	8,433	8,433
Operating lease right of use assets, net	3,768	4,384
Other long-term assets	290	42
Total assets	$43,185	$45,681

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,479	$4,511
Accrued salary and bonus	2,442	3,161
Notes payable - related parties	7,720	-
Other accrued expenses	9,407	9,795
Current liabilities from discontinued operations	766	766
Total current liabilities	22,814	18,233
Contingent consideration, net of current portion	1,716	1,818
Operating lease liabilities, net of current portion	3,109	3,540
Other long-term liabilities	4,801	4,637
Total liabilities	32,440	28,228

Commitments and contingencies (Note 12)

Preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 Series B issued and outstanding	46,536	46,536

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,142,507 and 4,075,257 shares issued, respectively; 4,122,843 and 4,055,593 shares outstanding, respectively	402	402
Additional paid-in capital	185,349	184,404
Accumulated deficit	(219,769)	(212,116)
Treasury stock, at cost (19,664 and 19,664 shares, respectively)	(1,773)	(1,773)
Total stockholders’ deficit	(35,791)	(29,083)
Total liabilities and stockholders’ deficit	$(3,351)	$(855)

Total liabilities, preferred stock and stockholders’ deficit	$43,185	$45,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue, net	$11,155	$5,446	$20,989	$14,504
Cost of revenue (excluding amortization of $1,112 and $1,115 for the three months and $2,224 and $2,230 for the six months, respectively)	5,800	3,850	11,116	9,963
Gross profit	5,355	1,596	9,873	4,541
Operating expenses:
Sales and marketing	2,776	1,596	5,128	4,077
Research and development	424	550	1,060	1,360
General and administrative	3,326	3,983	6,305	8,819
Transition expenses	858	124	2,111	180
Gain on DiamiR transaction	(235)	-	(235)	-
Acquisition related amortization expense	1,112	1,115	2,224	2,230
Total operating expenses	8,261	7,368	16,593	16,666

Operating loss	(2,906)	(5,772)	(6,720)	(12,125)
Interest accretion expense	(135)	(167)	(270)	(276)
Other (expense) income , net	(331)	438	(520)	485
Loss from continuing operations before tax	(3,372)	(5,501)	(7,510)	(11,916)
Provision for income taxes	16	13	31	28
Loss from continuing operations	(3,388)	(5,514)	(7,541)	(11,944)

Loss from discontinued operations, net of tax	(58)	(66)	(112)	(130)

Net loss	(3,446)	(5,580)	(7,653)	(12,074)

Less adjustment for preferred stock deemed dividend	-	-	-	(3,033)

Net loss attributable to common stockholders	$(3,446)	$(5,580)	$(7,653)	$(15,107)

Basic and diluted loss per share of common stock:
From continuing operations	$(0.83)	$(1.37)	$(1.84)	$(3.73)
From discontinued operations	(0.01)	(0.01)	(0.03)	(0.03)
Net loss per basic and diluted share of common stock	$(0.84)	$(1.38)	$(1.87)	$(3.76)
Weighted average number of common shares and common share equivalents outstanding:
Basic	4,102	4,033	4,095	4,018
Diluted	4,102	4,033	4,095	4,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited, in thousands)

	For The Three and Six Months Ended		For The Three and Six Months Ended
	June 30, 2021		June 30, 2020
	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	4,075	$402	3,932	$393
Common stock issued	9	-	37	1
Restricted stock issued	12	-	6	-
Common stock issued through market sales	-	-	80	8
Common stock issued through ESPP	36	-	-	-
Balance at March 31	4,132	402	4,055	402
Common stock issued	10	-	-	-
Balance at June 30	4,142	402	4,055	402
Treasury stock:
Balance at January 1	20	(1,773)	12	(1,721)
Treasury stock purchased	-	-	-	-
Balance at March 31	20	(1,773)	12	(1,721)
Treasury stock purchased	-	-	7	(49)
Balance at June 30	20	(1,773)	19	(1,770)
Additional paid-in capital:
Balance at January 1		184,404		182,514
Extinguishment of Series A Shares		-		(828)
Beneficial Conversion Feature in connection with Series B Issuance		-		2,205
Amortization of Beneficial Conversion Feature		-		(2,205)
Common stock issued		108		-
Common stock issued through market sales		-		476
Stock-based compensation expense		286		418
Balance at March 31		184,798		182,580
Stock-based compensation expense		551		400
Balance at June 30		185,349		182,980
Accumulated deficit:
Balance at January 1		(212,116)		(185,665)
Net loss		(4,207)		(6,494)
Balance at March 31		(216,323)		(192,159)
Net loss		(3,446)		(5,580)
Balance at June 30		(219,769)		(197,739)

Total stockholders’ deficit		$(35,791)		$(16,127)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

`	For The Six Months Ended June 30,
	2021	2020

Cash Flows From Operating Activities
Net loss	$(7,653)	$(12,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,943	2,708
Interest accretion expense	270	276
Bad debt (recovery) expense	(140)	250
Mark to market on warrants	209	(49)
Stock-based compensation	777	818
Amortization of deferred financing fees	88	-
Accrued interest	220	-
ESPP expense	60	-
Change in fair value of contingent consideration	(57)	-
Gain on DiamiR transaction	(235)	-
Other gains and expenses, net	(2)	-
Other changes in operating assets and liabilities:
Decrease in accounts receivable	841	2,849
Increase in other current assets	(548)	(788)
Decrease in accounts payable	(2,032)	(1,361)
Decrease in accrued salaries and bonus	(719)	(94)
(Decrease) increase in accrued liabilities	(802)	759
(Decrease) increase in long-term liabilities	(45)	33
Net cash used in operating activities	(6,825)	(6,673)

Cash Flows From Investing Activities
Purchase of property and equipment	(48)	(913)
Sale of property and equipment	39	-
Net cash used in investing activities	(9)	(913)

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	108	434
Issuance of Series B preferred stock, net of expenses	-	19,537
Loan proceeds - related parties	7,500	-
Deferred financing fees	(105)	-
Borrowings on Line of Credit	-	400
Net cash provided by financing activities	7,503	20,371

Net increase in cash, cash equivalents and restricted cash	669	12,785
Cash, cash equivalents and restricted cash – beginning	3,372	2,321
Cash, cash equivalents and restricted cash – ending	$4,041	$15,106

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

Transition costs

To optimize the operations of laboratory operations within our pharma services, we transitioned activities from the Rutherford, NJ facility to our Morrisville, NC facility. We invested several million dollars to facilitate this relocation, including but not limited to the transfer of personnel, expansion of the Morrisville facility and validation of transferred processes. We believe that this investment will result in a reduction in future operating costs; however, it is not certain whether we will fully realize the anticipated savings. We have also undergone several other cost-cutting initiatives and those costs are categorized as transition expenses as well.

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

The condensed Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, InServe Support Solutions; and TVG, Inc. and its Commercial Services business unit which was sold on December 22, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

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

As of June 30, 2021, the Company had cash and cash equivalents, net of restricted cash of $3.8 million, net accounts receivable of $7.3 million, total current assets, net of restricted cash of $14.4 million and total current liabilities of $22.8 million. For the six month period ended June 30, 2021, the Company had a net loss of $7.7 million and cash used in operating activities was $6.8 million. As of August 5, 2021 we had approximately $3.8 million of cash on hand, net of restricted cash.

The Company has and may continue to delay, scale-back, or eliminate certain of its activities and other aspects of its operations until such time as the Company is successful in securing additional funding. The Company is exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources.

The delisting from Nasdaq of our common stock which is now quoted for trading on OTCQX and the Company’s resulting inability to use Form S-3 for offerings by it may each have an adverse impact on our ability to raise additional capital. The quotation of our common stock on OTCQX may provide significantly less liquidity than when our stock was listed on Nasdaq and we may experience greater difficulty in raising capital through the public or private sale of equity securities. In addition, the Company’s announcement on April 22, 2021 that it is considering strategic, financial and operational alternatives may have an impact on our ability to raise additional capital. The future success of the Company is dependent upon its ability to obtain additional funding. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. As of the date of this Report, the Company currently anticipates that current cash and cash equivalents will be sufficient to meet its anticipated operating cash requirements through the end of the third quarter of 2021. However, the Company’s secured promissory notes totaling $7.5 million are due August 31, 2021 and the Company does not currently have the cash balance necessary to repay the notes. The Company intends to address this deficiency by seeking an additional extension of the maturity date which may not be forthcoming and/or utilizing the debt or equity markets to raise sufficient funds to repay the notes. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Other Current Assets

Other current assets consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(unaudited)
Lab supply inventory	$2,261	$2,052
Prepaid expenses	783	625
Other	226	45
Total other current assets	$3,270	$2,722

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

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock, par value $0.01 per share, used in the calculation of basic and diluted loss per share for the three- and six-month periods ended June 30, 2021 and 2020 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Basic weighted average number of common shares	4,102	4,033	4,095	4,018
Potential dilutive effect of stock-based awards	-	-	-	-
Diluted weighted average number of common shares	4,102	4,033	4,095	4,018

The Company’s Series B Preferred Stock, on an as converted basis of 7,833,334 shares for the three- and six-months ended June 30, 2021, and the following outstanding stock-based awards and warrants, were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Options	747	638	747	638
Restricted stock and restricted stock units (RSUs)	373	42	373	42
Warrants	1,405	1,420	1,405	1,420
	2,525	2,100	2,525	2,100

Reclassifications

The Company reclassified certain prior period balances to conform to the current year presentation.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is attributable to the acquisition of our pharma services in July 2019. The carrying value of the intangible assets acquired was $15.6 million, with goodwill of approximately $8.3 million and identifiable intangible assets of approximately $7.3 million. In 2019, there was an adjustment to goodwill of $0.1 million. The goodwill balance at June 30, 2021 was $8.4 million. The net carrying value of the identifiable intangible assets from all acquisitions as of June 30, 2021 and December 31, 2020 are as follows:

		As of June 30, 2021	As of December 31, 2020
	Life	Carrying	Carrying
	(Years)	Amount	Amount
		(unaudited)
Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	6,682	6,682
BioPharma acquisition:
Trademarks	10	1,600	1,600
Customer relationships	8	5,700	5,700

CLIA Lab	2.3	$609	$609

Total		$39,251	$39,251

Accumulated Amortization		$(30,125)	$(27,900)

Net Carrying Value		$9,126	$11,351

Amortization expense was approximately $1.1 million for both the three-month periods ended June 30, 2021 and 2020, respectively and approximately $2.2 million for both the six-month periods ended June 30, 2021 and 2020, respectively. Estimated amortization expense for the next five years is as follows:

2021	2022	2023	2024	2025

$4,078	$2,155	$2,099	$873	$873

The following table displays a roll forward of the carrying amount of goodwill from December 31, 2020 to June 30, 2021:

Carrying
Amount
Balance as of December 31, 2020	$8,433
Adjustments	-
Balance as of June 30, 2021	$8,433

6.	FAIR VALUE MEASUREMENTS

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

	As of June 30, 2021		Fair Value Measurements
	Carrying	Fair	As of June 30, 2021
	Amount	Value	Level 1	Level 2	Level 3
			(unaudited)
Liabilities:
Contingent consideration:
Asuragen (1)	$2,175	$2,175	$-	$-	$2,175
Other long-term liabilities:
Warrant liability (2)	230	230	-	-	230
	$2,405	$2,405	$-	$-	$2,405

	As of December 31, 2020		Fair Value Measurements
	Carrying	Fair	As of December 31, 2020
	Amount	Value	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration:
Asuragen (1)	$2,216	$2,216	$-	$-	$2,216
Other long-term liabilities:
Warrant liability (2)	21	21	-	-	21
	$2,237	$2,237	$-	$-	$2,237

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

A roll forward of the carrying value of the Contingent Consideration Liability and the 2017 Underwriters’ Warrants to June 30, 2021 is as follows:

Certain of the Company’s non-financial assets, such as other intangible assets and goodwill, are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

				Cancellation	Adjustment to Fair
				of Obligation/	Value/
	December 31, 2020	Payments	Accretion	Conversions Exercises	Mark to Market	June 30, 2021
	(unaudited)
Asuragen	$2,216	$(254)	$270	$-	$(57)	$2,175

Underwriters Warrants	21	-	-	-	209	230
	$2,237	$(254)	$270	$-	$152	$2,405

7.	LEASES

Finance lease assets are included in fixed assets, net of accumulated depreciation.

The table below presents the lease-related assets and liabilities recorded in the Condensed Consolidated Balance Sheet:

	Classification on the Balance Sheet	June 30, 2021	December 31, 2020
		(unaudited)
Assets
Financing lease assets	Property and equipment, net	$670	$597
Operating lease assets	Operating lease right of use assets	3,768	4,384
Total lease assets		$4,438	$4,981

Liabilities
Current
Financing lease liabilities	Other accrued expenses	$117	$177
Operating lease liabilities	Other accrued expenses	898	1,027
Total current lease liabilities		$1,015	$1,204
Noncurrent
Financing lease liabilities	Other long-term liabilities	92	138
Operating lease liabilities	Operating lease liabilities, net of current portion	3,109	3,540
Total long-term lease liabilities		3,201	3,678
Total lease liabilities		$4,216	$4,882

The weighted average remaining lease term for the Company’s operating leases was 7.1 years as of June 30, 2021 and 7.1 years as of December 31, 2020 and the weighted average discount rate for those leases was 6.0% as of June 30, 2021 and December 31, 2020, respectively. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.”

The table below reconciles the cash flows to the lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2021:

	Operating Leases	Financing Leases
2021 (remaining through December 31)	$548	$82
2022	1,028	78
2023	629	65
2024	390	-
2025	402	-
2026	414	-
Thereafter	1,510	-
Total minimum lease payments	4,921	225
Less: amount of lease payments representing effects of discounting	914	16
Present value of future minimum lease payments	4,007	209
Less: current obligations under leases	898	117
Long-term lease obligations	$3,109	$92

As of June 30, 2021, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year were as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$4,921	$548	$1,657	$792	$1,924
Total	$4,921	$548	$1,657	$792	$1,924

8.	COMMITMENTS AND CONTINGENCIES

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

9.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

Other accrued expenses consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(unaudited)
Accrued royalties	$3,320	$2,710
Upfront Medicare payment	1,174	2,066
Operating lease liability	898	1,027
All others	897	1,182
Accrued professional fees	719	854
Unclaimed property	565	565
Contingent consideration	459	398
Accrued capital expenditures	295	-
Accrued pharma services invoices	293	108
Taxes payable	289	334
Accrued lab costs - diagnostics	172	161
Financing lease liability	117	177
ESPP payable	88	108
Accrued sales and marketing - diagnostics	78	51
Deferred revenue	43	54
Total other accrued expenses	$9,407	$9,795

Long-term liabilities consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(unaudited)
Uncertain tax positions	$4,454	$4,342
Warrant liability	230	21
Other	92	138
Deferred revenue	25	136
Total other long-term liabilities	$4,801	$4,637

10.	STOCK-BASED COMPENSATION

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

The following table provides the weighted average assumptions used in determining the fair value of the stock option awards granted during the six-month periods ended June 30, 2021 and 2020.

	June 30, 2021	June 30, 2020
	(unaudited)
Risk-free interest rate	0.78%	1.20%
Expected life	6.0 years	5.9 years
Expected volatility	134.79%	124.16%
Dividend yield	-	-

During March 2021, the Company granted 312,500 stock options with an exercise price of $6.00 and 152,500 RSUs. The market value of the Company’s common stock was $5.00 at the grant date of these awards. The Company recognized approximately $0.6 million and $0.4 million of stock-based compensation expense during the three-month periods ended June 30, 2021 and 2020, respectively and approximately $0.8 million and $0.8 million of stock-based compensation expense during the six-month periods ended June 30, 2021 and 2020, respectively. The following table has a breakout of stock-based compensation expense by line item.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Cost of revenue	$52	$55	$102	$127
Sales and marketing	78	37	125	97
Research and development	24	30	59	69
General and administrative	397	278	551	525
Total stock compensation expense	$551	$400	$837	$818

11.	INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on loss from continuing operations and the effective tax rate for three- and six-month periods ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)

Provision for income tax	$16	$13	$31	$28
Effective income tax rate	(0.5)%	(0.2)%	(0.4)%	(0.2)%

Income tax expense for both the three- and six-month periods ended June 30, 2021 and 2020 was primarily due to minimum state and local taxes.

12.	SEGMENT INFORMATION

We operate under one segment which is the business of developing and selling clinical and pharma services.

13.	DISCONTINUED OPERATIONS

The components of liabilities classified as discontinued operations consist of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(unaudited)

Accrued liabilities	766	766
Current liabilities from discontinued operations	766	766
Total liabilities	$766	$766

The table below presents the significant components of CSO, Group DCA’s, Pharmakon’s and TVG’s results included within loss from discontinued operations, net of tax in the condensed consolidated statements of operations for the three- and six-months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Income from discontinued operations, before tax	$-	$-	$-	$-
Income tax expense	58	66	112	130
Loss from discontinued operations, net of tax	$(58)	$(66)	$(112)	$(130)

14.	NOTES PAYABLE – RELATED PARTIES

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

On May 10, 2021, (i) the Company and Ampersand amended the Ampersand Note to increase its principal amount to $4.5 million, (ii) the Company and 1315 Capital amended the 1315 Capital Note to increase its principal amount to $3.0 million and (iii) the Company and Ampersand amended the Security Agreement to include the new total principal amount of the Notes of $7.5 million. The maturity date of the Notes remained the earlier of June 30, 2021 and the date on which all amounts become due upon the occurrence of any event of default and the interest rate remained 8%, and except with respect to their respective principal amounts, the terms of the Notes and the Security Agreement were otherwise unchanged. Through June 30, 2021, approximately $0.1 million in financing fees have been paid.

On June 24, 2021, the Company and Ampersand amended the Ampersand Note to change its maturity date to the earlier of (a) August 31, 2021 and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Ampersand Note. On June 25, 2021, the Company and 1315 Capital amended the 1315 Capital Note to change its maturity date in a similar manner. Except with respect to their respective maturity dates, the terms of the Notes are otherwise unchanged. The Security Agreement remains in full force and effect, and was not amended in connection with the amendments to the Notes.

In the case of both amendments, the Company reviewed the changes in accordance with ASC 470 and determined they should be treated as modifications. As of June 30, 2021 the Company has incurred approximately $18,000 in additional deferred financing expenses associated with the amendments.

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

Supplemental Disclosures of Non Cash Activities

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
	(unaudited)
Operating
Taxes accrued for repurchase of restricted shares	$-	$49
Investing
Preferred Stock Deemed Dividend	$-	$3,033
Investment in DiamiR	248	-
Accrued capital expenditures	295	-
Financing
Accrued financing costs	$238	$314

16.	EQUITY

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

17.	WARRANTS

Warrants outstanding and warrant activity for the six-months ended June 30, 2021 are as follows:

Description	Classification	Exercise Price	Expiration Date	Warrants Issued	Balance December 31, 2020	Warrants Cancelled/ Expired	Balance June 30, 2021

Private Placement Warrants, issued January 25, 2017	Equity	$46.90	June 2022	85,500	85,500		85,500
RedPath Warrants, issued March 22, 2017	Equity	$46.90	September 2022	10,000	10,000		10,000
Underwriters Warrants, issued June 21, 2017	Liability	$13.20	December 2022	57,500	53,500		53,500
Base & Overallotment Warrants, issued June 21, 2017	Equity	$12.50	June 2022	1,437,500	870,214		870,214
Warrants issued October 12, 2017	Equity	$18.00	April 2022	320,000	320,000		320,000
Underwriters Warrants, issued January 25, 2019	Equity	$9.40	January 2022	65,434	65,434		65,434

				1,975,934	1,404,648	-	1,404,648

The weighted average exercise price of the warrants is $15.97 and the weighted average remaining contractual life is approximately 0.9 years.

18.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects adoption will have on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company does not expect this will have any impact on its unaudited consolidated financial statements.

19.	SUBSEQUENT EVENTS

Sale of net operating losses (NOLs)

In July 2021, the Company received approximately $0.7 million in cash through the sale of approximately $8.7 million of its NOLs as part of the state of New Jersey’s technology business tax certificate transfer (NOL) program.

Strategic Review

In April 2021, we announced that we initiated a full review of a broad range of alternatives to enhance shareholder value. As part of this process, we are considering strategic, financial and operational alternatives involving the Company. Guggenheim Securities, LLC is serving as a strategic advisor in this process.

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	potential future material adverse impact of Coronavirus (COVID-19) pandemic;

●	the substantial doubt about our ability to continue as a going concern due to our history of operating losses, declining cash position and other liquidity factors, which in the absence of additional short term financing may cause us to cease or scale back operations;

●	the quotation of our common stock on the OTCQX and our inability to use Form S-3 for offerings by the Company may adversely affect our ability to raise additional capital;

●	our ability to timely repay our private equity investors the $7.5 million in outstanding secured promissory notes due August 31, 2021, the failure of which could result in the right to foreclose on our assets;

●	our expectations of future revenues, expenditures, capital or other funding requirements;

●	we generally depend on sales and reimbursements from our clinical services for more than 50% of our revenue; the ability to continue to generate sufficient revenue from these and other products and/or solutions that we develop in the future is important for our ability to meet our financial and other targets;

●	our revenue recognition is based, in part, on our estimates for future collections and such estimates may prove to be incorrect;

●	our ability to finance our business on acceptable terms in the future, which may limit the ability to grow our business, develop and commercialize products and services, develop and commercialize new molecular clinical service solutions and technologies and expand our pharma services offerings;

●	our obligations to make royalty and milestone payments to our licensors;

●	our dependence on third parties for the supply of some of the materials used in our clinical and pharma services tests;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (“LDTs”), pricing of our tests and services and patient access limitations;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our ability to implement our business and restructuring strategy; and

●	the potential impact of existing and future contingent liabilities on our financial condition.

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

Transition costs

To optimize the operations of laboratory operations within our pharma services, we transitioned activities from the Rutherford, NJ facility to our Morrisville, NC facility. We invested several million dollars to facilitate this relocation, including but not limited to the transfer of personnel, expansion of the Morrisville facility and validation of transferred processes. We believe that this investment will result in a reduction in future operating costs; however, it is not certain whether we will fully realize the anticipated savings. We have also undergone several other cost-cutting initiatives, primarily reductions in headcount, and those costs are categorized as transition expenses as well.

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

Condensed Consolidated Results of Continuing Operations for the Quarter Ended June 30, 2021 Compared to the Quarter Ended June 30, 2020 (unaudited, in thousands)

	Three Months Ended June 30,
	2021	2021	2020	2020

Revenue, net	$11,155	100.0%	$5,446	100.0%
Cost of revenue	5,800	52.0%	3,850	70.7%
Gross profit	5,355	48.0%	1,596	29.3%
Operating expenses:
Sales and marketing	2,776	24.9%	1,596	29.3%
Research and development	424	3.8%	550	10.1%
General and administrative	3,326	29.8%	3,983	73.1%
Transition expenses	858	7.7%	124	2.3%
Gain on DiamiR transaction	(235)	-2.1%	-	0.0%
Acquisition related amortization expense	1,112	10.0%	1,115	20.5%
Total operating expenses	8,261	74.1%	7,368	135.3%

Operating loss	(2,906)	-26.1%	(5,772)	-106.0%
Interest accretion expense	(135)	-1.2%	(167)	-3.1%
Other (expense) income, net	(331)	-3.0%	438	8.0%
Loss from continuing operations before tax	(3,372)	-30.2%	(5,501)	-101.0%
Provision for income taxes	16	0.1%	13	0.2%
Loss from continuing operations	(3,388)	-30.4%	(5,514)	-101.2%

Loss from discontinued operations, net of tax	(58)	-0.5%	(66)	-1.2%

Net loss	$(3,446)	-30.9%	$(5,580)	-102.5%

Revenue, net

Consolidated revenue, net for the three months ended June 30, 2021 increased by $5.7 million, or 105%, to $11.2 million, compared to $5.4 million for the three months ended June 30, 2020. The increase in net revenue was driven by increased reimbursement rates and increased clinical services volume as the three months ended June 30, 2020 was impacted by the pandemic. This increase was partially offset by a decrease in volume within pharma services.

Cost of revenue

Consolidated cost of revenue for the three months ended June 30, 2021 was $5.8 million, as compared to $3.9 million for the three months ended June 30, 2020. This increase is primarily attributed to the increased volume associated with the clinical services business. As a percentage of revenue, cost of revenue was approximately 52% for the three months ended June 30, 2021 and 71% for the three months ended June 30, 2020.

Gross profit

Consolidated gross profit was approximately $5.4 million for the three months ended June 30, 2021 and $1.6 million for the three months ended June 30, 2020. The gross profit percentage was approximately 48% for the three months ended June 30, 3021 and 29% for the three months ended June 30, 2020. The increase can be attributed to increased reimbursement rates as well as the change in the gross profit mix.

Sales and marketing expense

Sales and marketing expense was approximately $2.8 million for the three months ended June 30, 2021 and $1.6 million for the three months ended June 30, 2020. As a percentage of revenue, sales and marketing expense decreased to 25% from 29% in the comparable prior year period due to the higher revenue for the three months ended June 30, 2021.

Research and development

Research and development expense was $0.4 million for the three months ended June 30, 2021 and $0.6 million for the three months ended June 30, 2020 due to lower professional services costs in the quarter. As a percentage of revenue, research and development expense decreased to 4% from 10% in the comparable prior year period.

General and administrative

General and administrative expense was approximately $3.3 million for the three months ended June 30, 2021 and $4.0 million for the three months ended June 30, 2020. The decrease can be primarily attributed to the closing of the Rutherford, NJ office and the employee and consulting costs associated with it.

Transition expense

Transition expense was approximately $0.9 million for the three months ended June 30, 2021 and $0.1 million for the three months ended June 30, 2020. These expenses are related to the Rutherford, NJ lab closing and subsequent move to North Carolina, as well as other cost-saving initiatives, primarily reductions in headcount.

Acquisition amortization expense

During the three months ended June 30, 2021 and June 30, 2020, we recorded amortization expense of approximately $1.1 million, respectively in both periods, which is related to intangible assets associated with prior acquisitions.

Operating loss

Operating loss from continuing operations was $2.9 million for the three months ended June 30, 2021 as compared to $5.8 million for the three months ended June 30, 2020. The lower operating loss was primarily attributable to the increase in gross profit discussed above.

Provision for income taxes

Income tax expense was approximately $16,000 for the three months ended June 30, 2021 and $13,000 for the three months ended June 30, 2020. Income tax expense for both periods was primarily driven by minimum state and local taxes.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.1 million for the three months ended June 30, 2021 and a loss from discontinued operations of approximately $0.1 million for the three months ended June 30, 2020. In both periods, the loss represents income tax expense associated with our discontinued operations.

Condensed Consolidated Results of Continuing Operations for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020 (unaudited, in thousands)

	Six Months Ended June 30,
	2021	2021	2020	2020

Revenue, net	$20,989	100.0%	$14,504	100.0%
Cost of revenue	11,116	53.0%	9,963	68.7%
Gross profit	9,873	47.0%	4,541	31.3%
Operating expenses:
Sales and marketing	5,128	24.4%	4,077	28.1%
Research and development	1,060	5.1%	1,360	9.4%
General and administrative	6,305	30.0%	8,819	60.8%
Transition expenses	2,111	10.1%	180	1.2%
Gain on DiamiR transaction	(235)	-1.1%	-	0.0%
Acquisition related amortization expense	2,224	10.6%	2,230	15.4%
Total operating expenses	16,593	79.1%	16,666	114.9%

Operating loss	(6,720)	-32.0%	(12,125)	-83.6%
Interest accretion expense	(270)	-1.3%	(276)	-1.9%
Other (expense) income, net	(520)	-2.5%	485	3.3%
Loss from continuing operations before tax	(7,510)	-35.8%	(11,916)	-82.2%
Provision for income taxes	31	0.1%	28	0.2%
Loss from continuing operations	(7,541)	-35.9%	(11,944)	-82.3%

Loss from discontinued operations, net of tax	(112)	-0.5%	(130)	-0.9%

Net loss	$(7,653)	-36.5%	$(12,074)	-83.2%

Revenue, net

Consolidated revenue, net for the six months ended June 30, 2021 increased by $6.5 million, or 45%, to $21.0 million, compared to $14.5 million for the six months ended June 30, 2020. The increase in net revenue was driven by increased reimbursement rates and increased clinical services volume as the six months ended June 30, 2020 was impacted by the pandemic. This increase was partially offset by a decrease in volume within pharma services.

Cost of revenue

Consolidated cost of revenue for the six months ended June 30, 2021 was $11.1 million, as compared to $10.0 million for the six months ended June 30, 2020. This increase is primarily attributed to the increased volume associated with the clinical services business. As a percentage of revenue, cost of revenue was approximately 53% for the six months ended June 30, 2021 and 69% for the six months ended June 30, 2020.

Gross profit

Consolidated gross profit was approximately $9.9 million for the six months ended June 30, 2021 and $4.5 million for the six months ended June 30, 2020. The gross profit percentage was approximately 47% for the six months ended June 30, 3021 and 31% for the six months ended June 30, 2020. The increase can be attributed to increased reimbursement rates as well as the change in the gross profit mix.

Sales and marketing expense

Sales and marketing expense was approximately $5.1 million for the six months ended June 30, 2021 and $4.1 million for the six months ended June 30, 2020. As a percentage of revenue, sales and marketing expense decreased to 24% from 28% in the comparable prior year period due to the higher revenue for the six months ended June 30, 2021.

Research and development

Research and development expense was $1.1 million for the six months ended June 30, 2021 and $1.4 million for the six months ended June 30, 2020 due to lower professional services and employee costs. As a percentage of revenue, research and development expense decreased to 5% from 9% in the comparable prior year period.

General and administrative

General and administrative expense was approximately $6.3 million for the six months ended June 30, 2021 and $8.8 million for the six months ended June 30, 2020. The decrease can be primarily attributed to the closing of the Rutherford, NJ office and the employee and consulting costs associated with it.

Transition expense

Transition expense was approximately $2.1 million for the six months ended June 30, 2021 and $0.2 million for the six months ended June 30, 2020. These expenses are related to the Rutherford, NJ lab closing and subsequent move to North Carolina, as well as other cost-saving initiatives, primarily reductions in headcount.

Acquisition amortization expense

During the six months ended June 30, 2021 and June 30, 2020, we recorded amortization expense of approximately $2.2 million, respectively in both periods, which is related to intangible assets associated with prior acquisitions.

Operating loss

Operating loss from continuing operations was $6.7 million for the six months ended June 30, 2021 as compared to $12.1 million for the six months ended June 30, 2020. The lower operating loss was primarily attributable to the increase in gross profit discussed above.

Provision for income taxes

Income tax expense was approximately $31,000 for the six months ended June 30, 2021 and $28,000 for the six months ended June 30, 2020. Income tax expense for both periods was primarily driven by minimum state and local taxes.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.1 million for the six months ended June 30, 2021 and a loss from discontinued operations of approximately $0.1 million for the six months ended June 30, 2020. In both periods, the loss represents income tax expense associated with our discontinued operations.

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

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Loss from continuing operations (GAAP Basis)	$(3,388)	$(5,514)	$(7,541)	$(11,944)
Bad debt (recovery) expense	-	-	(140)	250
Receipt of HHS stimulus grant	-	(650)	-	(650)
Transition expenses	858	124	2,111	180
Depreciation and amortization	1,411	1,321	2,943	2,640
Stock-based compensation	551	400	837	818
Taxes	16	13	31	28
Financing interest and related costs	163	-	308	-
Interest accretion expense	135	167	270	276
Gain on DiamiR transaction	(235)	-	(235)	-
Mark to market on warrant liability	168	(23)	209	(49)
Change in fair value of contingent consideration	-	-	(57)	-
Adjusted EBITDA	$(321)	$(4,162)	$(1,264)	$(8,451)

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2021, we had an operating loss of $6.7 million. As of June 30, 2021, we had cash and cash equivalents of $3.8 million, net of restricted cash, total current assets of $14.4 million, net of restricted cash and current liabilities of $22.8 million. As of August 5, 2021, we had approximately $3.8 million of cash on hand, net of restricted cash.

During the six months ended June 30, 2021, net cash used in operating activities was $6.8 million. The main component of cash used in operating activities was our net loss of $7.7 million. During the six months ended June 30, 2020, net cash used in operating activities was $6.7 million. The main component of cash used in operating activities was our net loss of $12.1 million which was partially offset by a decrease in accounts receivable of $2.7 million.

During the six months ended June 30, 2021, net cash used in investing activities was $9,000. During the six months ended June 30, 2020, net cash used in investing activities was $0.9 million. This was primarily related to capital expenditures associated with the expansion of our North Carolina lab.

For the six months ended June 30, 2021, cash provided from financing activities was $7.5 million, of which $7.4 million were the net proceeds from the Company’s secured promissory notes with Ampersand and 1315. See Note 14, Notes Payable - Related Parties of the notes to the financial statements. For the six months ended June 30, 2020, there was cash provided from financing activities of $20.4 million, $19.5 million which resulted from the issuance of Preferred Stock in January 2020, $0.4 million from sales of common stock, and $0.4 million of borrowed funds under our Revolving Line of Credit with SVB.

In September 2020, we repaid approximately $3.4 million to SVB under our former secured revolving line of credit facility (the “Revolver”), which was part of our Loan and Security Agreement with SVB dated November 13, 2018, as amended March 18, 2019 (as so amended, the “SVB Loan Agreement”). On January 5, 2021, the Company terminated the SVB Loan Agreement.

On January 7, 2021, the Company entered into secured promissory notes in the amount of $3 million and $2 million with Ampersand and 1315 Capital, respectively. See Note 14, Notes Payable – Related Parties of the notes to the financial statements. On May 10, 2021, the Company amended the Ampersand Note to increase the principal amount to $4.5 million and amended the 1315 Capital Note to increase the principal amount to $3.0 million. The maturity dates of the Notes were the earlier of (a) June 30, 2021 and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Notes. On June 24, 2021, the Company and Ampersand amended the Ampersand Note to change its maturity date to the earlier of (a) August 31, 2021 and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Ampersand Note. On June 25, 2021, the Company and 1315 Capital amended the 1315 Capital Note to change its maturity date in a similar manner.

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

During Fiscal 2020, the Company applied for various federal stimulus grants and advances made available under Title 1 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “CARES Act”) and received $2.1 million in advances under the Centers for Medicare & Medicaid Services (“CMS”) accelerated and advance payment program. The advance began to be offset against future Medicare billings of the Company in the second quarter of 2021 with approximately $0.9 million being applied against it through June 30, 2021.

The Company has and may continue to delay, scale-back, or eliminate certain of its activities and other aspects of its operations until such time as the Company is successful in securing additional funding. The Company is exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources. The future success of the Company is dependent upon its ability to obtain additional funding. However, the quotation of our common stock on OTCQX may provide significantly less liquidity than when our stock was listed on Nasdaq and we may experience greater difficulty in raising capital through the public or private sale of equity securities. In addition, our inability to use Form S-3 for offerings by the Company may negatively impact our ability to raise additional capital. There can be no assurance therefore that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We will not generate positive cash flows from operations for the year ending December 31, 2021. The Company’s secured promissory notes totaling $7.5 million are due August 31, 2021 and the Company does not currently have the cash balance necessary to repay the notes. The Company intends to address this deficiency by seeking an additional extension of the maturity date which may not be forthcoming and/or utilizing the debt or equity markets to raise sufficient funds to repay the notes. We intend to meet our ongoing capital needs by using our available cash, including the Ampersand and 1315 Capital loans, as well as revenue growth and margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options.

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

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Exchange Act the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Item 6. Exhibits

Exhibit No.	Description

10.1	Amendment to Secured Promissory Note dated May 10, 2021 with Ampersand 2018 Limited Partnership, filed herewith.

10.2	Amendment to Secured Promissory Note dated May 10, 2021 with1315 Capital II, L.P., filed herewith.

10.3	Amendment to Security Agreement dated May 10, 2021 by and between Ampersand 2018 Limited Partnership and Interpace Biosciences, Inc., filed herewith.

10.4	Second Amendment to Secured Promissory Note dated June 24, 2021 with Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 29, 2021.

10.5

Second Amendment to Secured Promissory Note dated June 25, 2021 with 1315 Capital II, L.P., incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 29, 2021.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page of Interpace Biosciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (included within Exhibit 101 attachments).

+	Exhibits 32.1 and 32.2 are being furnished herewith and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference to any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

*	Denotes compensatory plan, compensation arrangement or management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2021	Interpace Biosciences, Inc.
(Registrant)

/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2021	/s/ Thomas Freeburg
Thomas Freeburg
Chief Financial Officer
(Principal Financial Officer)

