Form 10-K/A
period 2019-12-31
INTERPACE BIOSCIENCES, INC.
filed 2021-08-20
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-24249

Interpace BioSciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2919486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Morris Corporate Center 1, Building C

300 Interpace Parkway, Parsippany, NJ 07054

(Address of principal executive offices) (Zip Code)

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

1

EXPLANATORY NOTE

Interpace BioSciences, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 3 on Form 10-K/A (this “Amendment”) to its annual report on Form 10-K for the fiscal year ended December 31, 2019, which was originally filed on April 22, 2020, as amended on May 29, 2020 and January 19, 2021 (the “Original Filing”), to amend and restate Item 9A of Part II, “Controls and Procedures,” with respect to our conclusions regarding the effectiveness of our internal control over financial reporting.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are also being filed as exhibits to this Amendment. This Amendment should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. The Amendment does not include any changes to the consolidated financial statements and, except as specifically noted above, this Amendment does not modify or update disclosures in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures.

2

PART II

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

In light of the restatement of the Company’s consolidated financial statements for the years ended December 31, 2019 and 2018 relating to the amortization and the impairment of certain intangible assets, the Company’s management, with the participation of the CEO and the CFO, have reevaluated the Company’s internal control over financial reporting. Based on this assessment, management identified a material weakness in the Company’s internal control over financial reporting related to properly identifying all the events that could trigger an asset impairment. The Company did not properly amend policies and procedures associated with its valuation process for asset impairment, specifically for intangible assets, and as a result failed to develop appropriate control activities to adequately respond to the triggering events identified.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 and concluded that it is not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP as a result of this material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

3

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant.

Dated: August 20, 2021	Interpace BioSciences, INC.

	By:	/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Thomas Freeburg
Thomas Freeburg
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

5