Form 10-K/A
period 2020-12-31
INTERPACE BIOSCIENCES, INC.
filed 2021-08-20
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Interpace BioSciences, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to its annual report on Form 10-K for the fiscal year ended December 31, 2020, which was originally filed on April 1, 2021, as amended on April 29, 2021 (the “Original Filing”), to amend and restate Item 9A of Part II, “Controls and Procedures,” with respect to our conclusions regarding our internal control over financial reporting.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 and concluded that it is not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP as a result of this material weakness.

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