Form 10-Q
period 2021-09-30
INTERPACE BIOSCIENCES, INC.
filed 2021-11-10
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding November 5, 2021
Common Stock, par value $0.01 per share	4,174,447

INTERPACE BIOSICENCES, INC.

FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,180	$2,772
Restricted cash	250	600
Accounts receivable, net of allowance for doubtful accounts of $72 and $275, respectively	6,518	8,028
Other current assets	3,135	2,722
Total current assets	13,083	14,122
Property and equipment, net	6,484	7,349
Other intangible assets, net	8,014	11,351
Goodwill	8,433	8,433
Operating lease right of use assets, net	3,989	4,384
Other long-term assets	304	42
Total assets	$40,307	$45,681

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,427	$4,511
Accrued salary and bonus	2,728	3,161
Notes payable - related parties	7,872	-
Other accrued expenses	9,043	9,795
Current liabilities from discontinued operations	766	766
Total current liabilities	22,836	18,233
Contingent consideration, net of current portion	1,663	1,818
Operating lease liabilities, net of current portion	3,152	3,540
Other long-term liabilities	4,768	4,637
Total liabilities	32,419	28,228

Commitments and contingencies (Note 8)

Preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 Series B issued and outstanding	46,536	46,536

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,194,111 and 4,075,257 shares issued, respectively; 4,174,447 and 4,055,593 shares outstanding, respectively	403	402
Additional paid-in capital	186,052	184,404
Accumulated deficit	(223,330)	(212,116)
Treasury stock, at cost (19,664 and 19,664 shares, respectively)	(1,773)	(1,773)
Total stockholders’ deficit	(38,648)	(29,083)
Total liabilities, preferred stock and stockholders’ deficit	$40,307	$45,681

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue, net	$9,472	$8,248	$30,461	$22,752
Cost of revenue (excluding amortization of $1,112 and $1,115 for the three months and $3,336 and $3,346 for the nine months, respectively)	5,848	5,194	16,965	15,156
Gross profit	3,624	3,054	13,496	7,596
Operating expenses:
Sales and marketing	2,456	2,699	7,585	6,776
Research and development	416	763	1,475	2,123
General and administrative	3,278	3,795	9,582	12,683
Transition expenses	363	687	2,474	798
Gain on DiamiR transaction	-	-	(235)	-
Acquisition related amortization expense	1,112	1,115	3,336	3,346
Total operating expenses	7,625	9,059	24,217	25,726

Operating loss	(4,001)	(6,005)	(10,721)	(18,130)
Interest accretion expense	(106)	(138)	(375)	(414)
Related party interest	(151)	-	(372)	-
Other income (expense), net	45	(12)	(255)	473
Loss from continuing operations before tax	(4,213)	(6,155)	(11,723)	(18,071)
(Benefit) provision for income taxes	(714)	14	(684)	43
Loss from continuing operations	(3,499)	(6,169)	(11,039)	(18,114)

Loss from discontinued operations, net of tax	(62)	(65)	(175)	(194)

Net loss	(3,561)	(6,234)	(11,214)	(18,308)

Less adjustment for preferred stock deemed dividend	-	-	-	(3,033)

Net loss attributable to common stockholders	$(3,561)	$(6,234)	$(11,214)	$(21,341)

Basic and diluted loss per share of common stock:
From continuing operations	$(0.84)	$(1.53)	$(2.68)	$(5.25)
From discontinued operations	(0.01)	(0.01)	(0.04)	(0.05)
Net loss per basic and diluted share of common stock	$(0.85)	$(1.54)	$(2.72)	$(5.30)
Weighted average number of common shares and common share equivalents outstanding:
Basic	4,165	4,038	4,119	4,025
Diluted	4,165	4,038	4,119	4,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited, in thousands)

	For The Three and Nine Months Ended		For The Three and Nine Months Ended
	September 30, 2021		September 30, 2020
	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	4,075	$402	3,932	$393
Common stock issued	9	-	37	1
Restricted stock issued	12	-	6	-
Common stock issued through market sales	-	-	80	8
Common stock issued through ESPP	36	-	-	-
Balance at March 31	4,132	402	4,055	402
Common stock issued	10	-	-	-
Balance at June 30	4,142	402	4,055	402
Common stock issued	13	-	5	-
Common stock issued through ESPP	39	1	-	-
Balance at September 30	4,194	403	4,060	402
Treasury stock:
Balance at January 1	20	(1,773)	12	(1,721)
Treasury stock purchased	-	-	-	-
Balance at March 31	20	(1,773)	12	(1,721)
Treasury stock purchased	-	-	7	(49)
Balance at June 30	20	(1,773)	19	(1,770)
Treasury stock purchased	-	-	-	-
Balance at September 30	20	(1,773)	19	(1,770)
Additional paid-in capital:
Balance at January 1		184,404		182,514
Extinguishment of Series A Shares		-		(828)
Beneficial Conversion Feature in connection with Series B Issuance		-		2,205
Amortization of Beneficial Conversion Feature		-		(2,205)
Common stock issued		108		-
Common stock issued through market sales		-		476
Stock-based compensation expense		286		418
Balance at March 31		184,798		182,580
Stock-based compensation expense		551		400
Balance at June 30		185,349		182,980
Common stock issued		226		-
Stock-based compensation expense		477		563
Balance at September 30		186,052		183,543
Accumulated deficit:
Balance at January 1		(212,116)		(185,665)
Net loss		(4,207)		(6,494)
Balance at March 31		(216,323)		(192,159)
Net loss		(3,446)		(5,580)
Balance at June 30		(219,769)		(197,739)
Net loss		(3,561)		(6,234)
Balance at September 30		(223,330)		(203,973)

Total stockholders’ deficit		$(38,648)		$(21,798)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

`	For The Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(11,214)	$(18,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,350	4,102
Interest accretion expense	375	414
Reversal of 2019 bonus accrual	-	(1,156)
Bad debt (recovery) expense	(140)	250
Mark to market on warrants	137	(62)
Stock-based compensation	1,228	1,354
Amortization of deferred financing fees	110	-
Accrued interest - Related Parties	372	-
ESPP expense	86	27
Change in fair value of contingent consideration	(57)	-
Gain on DiamiR transaction	(235)	-
Other gains and expenses, net	(2)	-
Other changes in operating assets and liabilities:
Decrease in accounts receivable	1,788	1,625
Increase in other current assets	(413)	(898)
Increase in other long-term assets	(14)	-
Decrease in accounts payable	(2,084)	(1,319)
(Decrease) increase in accrued salaries and bonus	(433)	129
(Decrease) increase in accrued liabilities	(1,349)	1,472
Decrease in long-term liabilities	(6)	(25)
Net cash used in operating activities	(7,501)	(12,395)

Cash Flows From Investing Activities
Purchase of property and equipment	(192)	(1,275)
Sale of property and equipment	39	-
Net cash used in investing activities	(153)	(1,275)

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	335	434
Issuance of Series B preferred stock, net of expenses	-	19,223
Loan proceeds - related parties	7,500	-
Deferred financing fees	(123)	-
Payments on line of credit	-	(3,000)
Net cash provided by financing activities	7,712	16,657
Net increase in cash, cash equivalents and restricted cash	58	2,987
Cash, cash equivalents and restricted cash – beginning	3,372	2,321
Cash, cash equivalents and restricted cash – ending	$3,430	$5,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	OVERVIEW

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

The accompanying unaudited interim condensed consolidated financial statements and related notes (the “Interim Financial Statements”) should be read in conjunction with the consolidated financial statements of the Company and its wholly-owned subsidiaries (Interpace Diagnostics Lab Inc., Interpace Diagnostics Corporation, Interpace Pharma Solutions, Inc. and Interpace Diagnostics, LLC), and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities & Exchange Commission (“SEC”) on April 1, 2021 and as amended on April 29, 2021 and August 20, 2021.

The condensed Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, InServe Support Solutions; and TVG, Inc. and its Commercial Services business unit which was sold on December 22, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

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

As of September 30, 2021, the Company had cash and cash equivalents, net of restricted cash of $3.2 million, net accounts receivable of $6.5 million, total current assets, net of restricted cash of $12.8 million and total current liabilities of $22.8 million. For the nine month period ended September 30, 2021, the Company had a net loss of $11.2 million and cash used in operating activities was $7.5 million. As of November 5, 2021 we had approximately $2.4 million of cash on hand, net of restricted cash.

The Company has and may continue to delay, scale-back, or eliminate certain of its activities and other aspects of its operations until such time as the Company is successful in securing additional funding. The Company is exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources.

The delisting from Nasdaq of our common stock which is now quoted for trading on OTCQX and the Company’s resulting inability to use Form S-3 for offerings by it may each have an adverse impact on our ability to raise additional capital. The quotation of our common stock on OTCQX may provide significantly less liquidity than when our stock was listed on Nasdaq and we may experience greater difficulty in raising capital through the public or private sale of equity securities. The future success of the Company is dependent upon its ability to obtain additional funding. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. In October 2021, the Company entered into a $7.5 million revolving credit facility with Comerica Bank (“Comerica Loan Agreement”). In addition, also in October 2021, the Company entered into a new $8.0 million term loan with BroadOak Fund V, L.P. (“BroadOak”) (“BroadOak Term Loan”), the proceeds of which were used to repay in full at their maturity the notes extended by Ampersand 2018 Limited Partnership (“Ampersand”) and 1315 Capital II, L.P. (“1315 Capital”). See Note 20, Subsequent Events for more details. As of the date of this Report, the Company currently anticipates that current cash and cash equivalents will be sufficient to meet its anticipated operating cash requirements through the end of fiscal 2022.

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

Other Current Assets

Other current assets consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(unaudited)
Lab supply inventory	$2,271	$2,052
Prepaid expenses	734	625
Other	130	45
Total other current assets	$3,135	$2,722

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

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock, par value $0.01 per share, used in the calculation of basic and diluted loss per share for the three- and nine-month periods ended September 30, 2021 and 2020 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Basic weighted average number of common shares	4,165	4,038	4,119	4,025
Potential dilutive effect of stock-based awards	-	-	-	-
Diluted weighted average number of common shares	4,165	4,038	4,119	4,025

The Company’s Series B Preferred Stock, on an as converted basis of 7,833,334 shares for the three- and nine-months ended September 30, 2021, and the following outstanding stock-based awards and warrants, were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Options	684	878	684	878
Restricted stock and restricted stock units (RSUs)	366	28	366	28
Warrants	1,405	1,405	1,405	1,405
	2,455	2,311	2,455	2,311

Reclassifications

The Company reclassified certain prior period balances to conform to the current year presentation.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is attributable to the acquisition of our pharma services in July 2019. The carrying value of the intangible assets acquired was $15.6 million, with goodwill of approximately $8.3 million and identifiable intangible assets of approximately $7.3 million. In 2019, there was an adjustment to goodwill of $0.1 million. The goodwill balance at September 30, 2021 was $8.4 million. The net carrying value of the identifiable intangible assets from all acquisitions as of September 30, 2021 and December 31, 2020 are as follows:

		As of September 30, 2021	As of December 31, 2020
	Life	Carrying	Carrying
	(Years)	Amount	Amount
		(unaudited)
Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	6,682	6,682
BioPharma acquisition:
Trademarks	10	1,600	1,600
Customer relationships	8	5,700	5,700

CLIA Lab	2.3	609	609

Total		$39,251	$39,251

Accumulated Amortization		$(31,237)	$(27,900)

Net Carrying Value		$8,014	$11,351

Amortization expense was approximately $1.1 million for both the three-month periods ended September 30, 2021 and 2020, respectively and approximately $3.3 million for both the nine-month periods ended September 30, 2021 and 2020, respectively. Estimated amortization expense for the next five years is as follows:

2021	2022	2023	2024	2025
$1,112	$2,155	$2,099	$873	$873

The following table displays a roll forward of the carrying amount of goodwill from December 31, 2020 to September 30, 2021:

Carrying
Amount
Balance as of December 31, 2020	$8,433
Adjustments	-
Balance as of September 30, 2021	$8,433

6.	FAIR VALUE MEASUREMENTS

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

	As of September 30, 2021		Fair Value Measurements
	Carrying	Fair	As of September 30, 2021
	Amount	Value	Level 1	Level 2	Level 3
			(unaudited)
Liabilities:
Contingent consideration:
Asuragen (1)	$2,136	$2,136	$-	$-	$2,136
Other long-term liabilities:
Warrant liability (2)	158	158	-	-	158
	$2,294	$2,294	$-	$-	$2,294

	As of December 31, 2020		Fair Value Measurements
	Carrying	Fair	As of December 31, 2020
	Amount	Value	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration:
Asuragen (1)	$2,216	$2,216	$-	$-	$2,216
Other long-term liabilities:
Warrant liability (2)	21	21	-	-	21
	$2,237	$2,237	$-	$-	$2,237

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

A roll forward of the carrying value of the Contingent Consideration Liability and the 2017 Underwriters’ Warrants to September 30, 2021 is as follows:

				Cancellation of Obligation/	Adjustment to Fair Value/
	December 31, 2020	Payments	Accretion	Conversions Exercises	Mark to Market	September 30, 2021
	(unaudited)
Contingent consideration liability	$2,216	$(398)	$375	$-	$(57)	$2,136

Underwriters Warrants	21	-	-	-	137	158
	$2,237	$(398)	$375	$-	$80	$2,294

Certain of the Company’s non-financial assets, such as other intangible assets and goodwill, are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

7.	LEASES

Finance lease assets are included in fixed assets, net of accumulated depreciation.

The table below presents the lease-related assets and liabilities recorded in the Condensed Consolidated Balance Sheet:

	Classification on the Balance Sheet	September 30, 2021	December 31, 2020
		(unaudited)
Assets
Financing lease assets	Property and equipment, net	$652	$597
Operating lease assets	Operating lease right of use assets	3,989	4,384
Total lease assets		$4,641	$4,981

Liabilities
Current
Financing lease liabilities	Other accrued expenses	$98	$177
Operating lease liabilities	Other accrued expenses	1,030	1,027
Total current lease liabilities		$1,128	$1,204
Noncurrent
Financing lease liabilities	Other long-term liabilities	75	138
Operating lease liabilities	Operating lease liabilities, net of current portion	3,152	3,540
Total long-term lease liabilities		3,227	3,678
Total lease liabilities		$4,355	$4,882

The weighted average remaining lease term for the Company’s operating leases was 6.6 years as of September 30, 2021 and 7.1 years as of December 31, 2020 and the weighted average discount rate for those leases was 6.4% and 6.0% as of September 30, 2021 and December 31, 2020, respectively. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.”

The table below reconciles the cash flows to the lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2021:

	Operating Leases	Financing Leases
2021 (remaining through December 31)	312	39
2022	1,192	86
2023	794	60
2024	473	-
2025	402	-
2026	414	-
Thereafter	1,510	-
Total minimum lease payments	5,097	185
Less: amount of lease payments representing effects of discounting	915	12
Present value of future minimum lease payments	4,182	173
Less: current obligations under leases	1,030	98
Long-term lease obligations	$3,152	$75

As of September 30, 2021, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year were as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$5,097	$312	$1,986	$875	$1,924
Total	$5,097	$312	$1,986	$875	$1,924

8.	COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. In addition to the estimated loss, the recorded liability includes probable and estimable legal costs associated with the claim or potential claim. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. There is currently litigation involving the Company at this time.

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

9.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

Other accrued expenses consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(unaudited)
Accrued royalties	$3,572	$2,710
Upfront Medicare payment	-	2,066
Operating lease liabilities	1,030	1,027
All others	1,056	1,182
Accrued professional fees	931	854
Unclaimed property	565	565
Contingent consideration	473	398
Accrued pharma services invoices	438	108
Taxes payable	248	334
Accrued lab costs - diagnostics	514	161
Financing lease liabilities	98	177
ESPP payable	37	108
Accrued sales and marketing - diagnostics	41	51
Deferred revenue	40	54
Total other accrued expenses	$9,043	$9,795

Long-term liabilities consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(unaudited)
Uncertain tax positions	$4,517	$4,342
Warrant liability	158	21
Financing lease liabilities	75	138
Deferred revenue	18	136
Total other long-term liabilities	$4,768	$4,637

10.	STOCK-BASED COMPENSATION

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

The following table provides the weighted average assumptions used in determining the fair value of the stock option awards granted during the nine-month periods ended September 30, 2021 and 2020.

	September 30, 2021	September 30, 2020
	(unaudited)
Risk-free interest rate	0.78%	0.79%
Expected life	6.0 years	6.6 years
Expected volatility	134.79%	122.24%
Dividend yield	-	-

During March 2021, the Company granted 312,500 stock options with an exercise price of $6.00 and 152,500 RSUs. The market value of the Company’s common stock was $5.00 at the grant date of these awards. The Company recognized approximately $0.5 million and $0.6 million of stock-based compensation expense during the three-month periods ended September 30, 2021 and 2020, respectively and approximately $1.3 million and $1.4 million of stock-based compensation expense during the nine-month periods ended September 30, 2021 and 2020, respectively. The following table has a breakout of stock-based compensation expense by line item.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Cost of revenue	$52	$60	$154	$187
Sales and marketing	76	39	201	136
Research and development	24	30	83	99
General and administrative*	325	434	876	959
Total stock compensation expense	$477	$563	$1,314	$1,381

*	Includes ESPP expense

11.	INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on loss from continuing operations and the effective tax rate for three- and nine-month periods ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
(Benefit) provision for income tax	$(714)	$14	$(684)	$43
Effective income tax rate	16.9%	0.2%	5.8%	0.2%

The Company participated in the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) sponsored by The New Jersey Economic Development Authority. The Program enables approved biotechnology companies with unused net operating losses (NOLs) and unused research and development credits to sell these benefits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the State of New Jersey. The Program is administered by The New Jersey Economic Development Authority and the New Jersey Department of the Treasury’s Division of Taxation. In July 2021, the Company completed the sale of NOLs totaling approximately $0.7 million. This amount is a current state tax benefit and is reflected in the statement of operations for the three- and nine-months ended September 30, 2021. Income tax expense for both the three- and nine-month periods ended September 30, 2020 was primarily due to minimum state and local taxes.

12.	SEGMENT INFORMATION

We operate under one segment which is the business of developing and selling clinical and pharma services.

13.	DISCONTINUED OPERATIONS

The components of liabilities classified as discontinued operations consist of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(unaudited)
Accrued liabilities	766	766
Current liabilities from discontinued operations	766	766
Total liabilities	$766	$766

The table below presents the significant components of CSO, Group DCA’s, Pharmakon’s and TVG’s results included within loss from discontinued operations, net of tax in the condensed consolidated statements of operations for the three- and nine-months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Income from discontinued operations, before tax	$-	$-	$-	$-
Income tax expense	62	65	175	194
Loss from discontinued operations, net of tax	$(62)	$(65)	$(175)	$(194)

14.	NOTES PAYABLE – RELATED PARTIES

Secured Promissory Notes

On January 7, 2021, the Company entered into promissory notes with Ampersand, in the amount of $3 million, and 1315 Capital, in the amount of $2 million, respectively (together, the “Notes”) and a related security agreement (the “Security Agreement”).

Ampersand holds 28,000 shares of the Company’s Series B Convertible Preferred Stock, which are convertible from time to time into an aggregate of 4,666,666 shares of our Common Stock, and 1315 Capital holds 19,000 shares of the Company Series B Convertible Preferred Stock, which are convertible from time to time into an aggregate of 3,166,668 shares of our Common Stock. On an as-converted basis, such shares would represent approximately 38.9% and 26.4% of our fully-diluted shares of Common Stock, respectively. In addition, pursuant to the terms of the Series B Convertible Preferred Stock certificate of designation and an amended and restated investor rights agreement among the Company and Ampersand and 1315 Capital, they each have the right to (1) approve certain of our actions, including our borrowing of money and any public offering of securities, and (2) designate two directors to our Board of Directors; provided, that certain of such rights held by 1315 Capital have been delegated pursuant to the related Support Agreement (See Note 16, Equity). As a result, the Company considers the Notes and Security Agreement to be a related party transaction.

The rate of interest on the Notes is equal to eight percent (8.0%) per annum and their maturity date was the earlier of (a) June 30, 2021 and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Notes. No interest payments are due on the Notes until their maturity date. All payments on the Notes are pari passu.

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

On August 31, 2021, the Company and Ampersand amended the Ampersand Note to change its maturity date to the earlier of (a) September 30, 2021 and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Ampersand Note. On August 31, 2021, the Company and 1315 Capital amended the 1315 Capital Note to change its maturity date in a similar manner.

On September 29, 2021, the Company and Ampersand amended the Ampersand Note to change its maturity date to the earlier of (a) October 31, 2021 and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Ampersand Note. On September 29, 2021, the Company and 1315 Capital amended the 1315 Capital Note to change its maturity date in a similar manner. Through September 30, 2021, approximately $0.1 million in financing fees have been paid.

In the case of the amendments, the Company reviewed the changes in accordance with ASC 470 and determined they should be treated as modifications. As of September 30, 2021, the Company has incurred approximately $18,000 in additional deferred financing expenses associated with the amendments.

In connection with the Security Agreement, the Notes were secured by a first priority lien and security interest on substantially all of the assets of the Company. In connection with entering into the Comerica Loan Agreement, the Security Agreement lien and secured interest became subordinate to the Comerica Loan. Additionally, if a change of control of the Company occurs (as defined in the Notes) the Company is required to make a prepayment of the Notes in an amount equal to the unpaid principal amount, all accrued and unpaid interest, and all other amounts payable under the Notes out of the net cash proceeds received by the Company from the consummation of the transactions related to such change of control. The Company may prepay the Notes in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid together with accrued interest thereon to the date of prepayment. No prepaid amount may be re-borrowed.

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

The Notes were repaid in full at maturity. See Note 20, Subsequent Events.

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

In April 2020, the Company entered into support agreements with each of the Series B Investors, pursuant to which Ampersand and 1315 Capital, respectively, consented to, and agreed to vote (by proxy or otherwise), all shares of Series B Preferred Stock registered in its name or beneficially owned by it and/or over which it exercises voting control as of the date of the Support Agreement and any other shares of Series B Preferred Stock legally or beneficially held or acquired by such Series B Investor after the date of the Support Agreement or over which it exercises voting control, in favor of any Fundamental Action desired to be taken by the Company as determined by the Board. For purposes of each Support Agreement, “Fundamental Action” means any action proposed to be taken by the Company and set forth in Section 4(d)(i), 4(d)(ii), 4(d)(v), 4(d)(vi), 4(d)(viii) or 4(d)(ix) of the Certificate of Designation of Series B Preferred Stock or Section 8.5.1.1, 8.5.1.2, 8.5.1.5, 8.5.1.6, 8.5.1.8 or 8.5.1.9 of the Amended and Restated Investor Rights Agreement. The support agreement between the Company and Ampersand was terminated by mutual agreement on July 9, 2020; however, the support agreement entered into with 1315 Capital remains in effect. During October 2021, Ampersand and 1315 Capital provided consent to the Company to enter into the Comerica Loan Agreement and the BroadOak Term Loan.

17.	WARRANTS

Warrants outstanding and warrant activity for the nine-months ended September 30, 2021 are as follows:

Description	Classification	Exercise Price	Expiration Date	Warrants Issued	Balance December 31, 2020	Warrants Cancelled/ Expired	Balance September 30, 2021

Private Placement Warrants, issued January 25, 2017	Equity	$46.90	June 2022	85,500	85,500	-	85,500
RedPath Warrants, issued March 22, 2017	Equity	$46.90	September 2022	10,000	10,000	-	10,000
Underwriters Warrants, issued June 21, 2017	Liability	$13.20	December 2022	57,500	53,500	-	53,500
Base & Overallotment Warrants, issued June 21, 2017	Equity	$12.50	June 2022	1,437,500	870,214	-	870,214
Warrants issued October 12, 2017	Equity	$18.00	April 2022	320,000	320,000	-	320,000
Underwriters Warrants, issued January 25, 2019	Equity	$9.40	January 2022	65,434	65,434	-	65,434

				1,975,934	1,404,648	-	1,404,648

The weighted average exercise price of the warrants is $15.97 and the weighted average remaining contractual life is approximately 0.7 years.

18.	RECENT ACCOUNTING PRONOUNCEMENTS

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

19.	TRANSITION EXPENSES

These expenses are primarily related to the Rutherford, NJ lab closing and subsequent move to North Carolina, as well as other cost-saving initiatives, primarily reductions in headcount as well as certain lergal expenses. The following is a roll forward of the transition expenses liabilities:

		Facilities/
	Personnel	Infrastructure	Legal	Total
	(unaudited)
Balance at December 31, 2020	$885	$269	$-	$1,154
Transition expenses	1,044	925	505	2,474
Payments	(1,929)	(1,164)	(269)	(3,362)
Balance at September 30, 2021	$-	$30	$236	$266

20.	SUBSEQUENT EVENTS

Revolving Line of Credit

On October 13, 2021, the Company and its subsidiaries entered into a Loan and Security Agreement (the “Comerica Loan Agreement”) with Comerica Bank (“Comerica”), providing for a revolving credit facility of up to $7,500,000 (the “Credit Facility”). The Company may use the proceeds of the Credit Facility for working capital and other general corporate purposes.

The amount that may be borrowed under the Credit Facility is the lower of (i) the revolving limit of $7,500,000 (the “Revolving Line”) and (ii) 80% of the Company’s eligible accounts receivable plus an applicable non-formula amount consisting of $2,000,000 of additional availability at close not based upon the Company’s eligible accounts receivable, with such additional availability reducing by $250,000 per quarter beginning with the quarter ending June 30, 2022. Borrowings on the Credit Facility are limited to $5,000,000 until 80% of the Company’s and its subsidiaries’ customers are paying into a collection account or segregated governmental account with Comerica. The Revolving Line can also include, at the Company’s option, credit card services with a sublimit of $300,000. Borrowings on the Revolving Line are subject to an interest rate equal to prime plus 0.50%, with prime being the greater of (x) Comerica’s stated prime rate or (y) the sum of (A) the daily adjusting LIBOR rate plus (B) 2.5% per annum. The Company is also required to pay an unused facility fee quarterly in arrears in an amount equal to 0.25% per annum on the average unused but available portion of the Revolving Line for such quarter.

The Credit Facility matures on September 30, 2023, and is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries.

The Comerica Loan Agreement contains affirmative and negative restrictive covenants that are applicable whether or not any amounts are outstanding under the Comerica Loan Agreement. These restrictive covenants could adversely affect our ability to conduct our business. The Comerica Loan Agreement also contains customary events of default.

As a condition for Comerica to extend the Credit Facility to the Company and its subsidiaries, the Company’s existing creditors, Ampersand and 1315 Capital (the “Existing Creditors”), entered into that certain Subordination Agreement, dated as of October 13, 2021, pursuant to which each Existing Creditor agreed to subordinate all of the indebtedness and obligations of the Company and its subsidiaries owing to such Existing Creditor to all of the indebtedness and obligations of the Company and its subsidiaries owing to Comerica (the “Subordination Agreement”). Each Existing Creditor further agreed to subordinate all of its respective security interests in assets or property of the Company and its subsidiaries to Comerica’s security interests in such assets or property. The Subordination Agreement provides that it is solely for the benefit of Comerica and each of the Existing Creditors and is not for the benefit of the Company or any of its subsidiaries.

BroadOak Loan and Repayment of Promissory Notes

On October 29, 2021, the Company and its subsidiaries entered into a Loan and Security Agreement (the “BroadOak Loan Agreement”) with BroadOak, providing for a term loan in the aggregate principal amount of $8,000,000 (the “Term Loan”). Funding of the Term Loan took place on November 1, 2021. The Company used the proceeds of the Term Loan to repay in full at their maturity all outstanding indebtedness under the promissory notes with Ampersand, dated January 7, 2021 and as last amended on September 29, 2021, in the amount of $4.5 million, and 1315 Capital, dated January 7, 2021 and as last amended on September 29, 2021, in the amount of $3 million, respectively. The Company, Ampersand, and 1315 Capital also terminated a related security agreement.

The Term Loan matures upon the earlier of (i) October 31, 2024 or (ii) the occurrence of a change in control, and bears interest at the rate of 9% per annum. The Term Loan is secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets and is subordinate to the Company’s recently established $7,500,000 revolving credit facility with Comerica Bank. The Term Loan has an origination fee of 3% of the Term Loan amount, and a terminal payment equal to (i) 15% of the original principal amount of the Term Loan if the change of control occurs on or prior to the first anniversary of the funding of the Term Loan, (ii) 20% of the original principal amount of the Term Loan if the change of control occurs after the first anniversary but on or prior to the second anniversary of the funding of the Term Loan and (iii) 30% of the original principal amount of the Term Loan if the change of control occurs after the second anniversary of the funding of the Term Loan, or if the Term Loan is repaid on its maturity date.

The BroadOak Loan Agreement contains affirmative and negative restrictive covenants that are applicable from and after the date of the Term Loan advance. These restrictive covenants could adversely affect our ability to conduct our business. The BroadOak Loan Agreement also contains customary events of default.

The representations, warranties and covenants contained in the BroadOak Loan Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of such agreement. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to such agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under such agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of such agreement, and this subsequent information may or may not be fully reflected in the Company’s public disclosure.

In connection with the BroadOak Loan Agreement, the Company and its subsidiaries entered into that certain First Amendment to Loan and Security Agreement and Consent with Comerica, dated as of November 1, 2021 (the “Comerica Amendment”), pursuant to which Comerica consented to the Company’s and its subsidiaries’ entry into the BroadOak Loan Agreement, and amended that certain Loan and Security Agreement among Comerica, the Company and its subsidiaries (the “Comerica Loan Agreement”) to, among other things, permit the indebtedness, liens and encumbrances contemplated by the BroadOak Loan Agreement.

As a condition for BroadOak to extend the Term Loan to the Company and its subsidiaries, the Company’s existing creditor, Comerica, and BroadOak entered into that certain Subordination and Intercreditor Agreement, dated as of November 1, 2021, pursuant to which BroadOak agreed to subordinate all of the indebtedness and obligations of the Company and its subsidiaries owing to BroadOak to all of the indebtedness and obligations of the Company and its subsidiaries owing to Comerica (the “Intercreditor Agreement”). BroadOak further agreed to subordinate all of its respective security interests in assets or property of the Company and its subsidiaries to Comerica’s security interests in such assets or property. The Intercreditor Agreement provides that it is solely for the benefit of BroadOak and Comerica and is not for the benefit of the Company or any of its subsidiaries.

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	potential future material adverse impact of Coronavirus (COVID-19) pandemic;

●	the quotation of our common stock on the OTCQX and our inability to use Form S-3 for offerings by the Company may adversely affect our ability to raise additional capital;

●	our expectations of future revenues, expenditures, capital or other funding requirements;

●	the operating performance of our clinical services and pharma solutions businesses;

●	we generally depend on sales and reimbursements from our clinical services for more than 50% of our revenue; the ability to continue to generate sufficient revenue from these and other products and/or solutions that we develop in the future is important for our ability to meet our financial and other targets;

●	our revenue recognition is based, in part, on our estimates for future collections and such estimates may prove to be incorrect;

●	our ability to finance our business on acceptable terms in the future, which may limit the ability to grow our business, develop and commercialize products and services, develop and commercialize new molecular clinical service solutions and technologies and expand our pharma services offerings;

●	our obligations to make royalty and milestone payments to our licensors;

●	our dependence on third parties for the supply of some of the materials used in our clinical and pharma services tests;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (“LDTs”), pricing of our tests and services and patient access limitations;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our ability to implement our business and restructuring strategy; and

●	the potential impact of existing and future contingent liabilities on our financial condition.

Please see Part I – Item 1A – “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on April 1, 2021, as amended, as well as other documents we file with the SEC from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Condensed Consolidated Results of Continuing Operations for the Quarter Ended September 30, 2021 Compared to the Quarter Ended September 30, 2020 (unaudited, in thousands)

	Three Months Ended September 30,
	2021	2021	2020	2020
Revenue, net	$9,472	100.0%	$8,248	100.0%
Cost of revenue	5,848	61.7%	5,194	63.0%
Gross profit	3,624	38.3%	3,054	37.0%
Operating expenses:
Sales and marketing	2,456	25.9%	2,699	32.7%
Research and development	416	4.4%	763	9.3%
General and administrative	3,278	34.6%	3,795	46.0%
Transition expenses	363	3.8%	687	8.3%
Acquisition related amortization expense	1,112	11.7%	1,115	13.5%
Total operating expenses	7,625	80.5%	9,059	109.8%

Operating loss	(4,001)	-42.2%	(6,005)	-72.8%
Interest accretion expense	(106)	-1.1%	(138)	-1.7%
Related party interest	(151)	-1.6%	-	0.0%
Other income (expense), net	45	0.5%	(12)	-0.1%
Loss from continuing operations before tax	(4,213)	-44.5%	(6,155)	-74.6%
(Benefit) provision for income taxes	(714)	-7.5%	14	0.2%
Loss from continuing operations	(3,499)	-36.9%	(6,169)	-74.8%

Loss from discontinued operations, net of tax	(62)	-0.7%	(65)	-0.8%

Net loss	$(3,561)	-37.6%	$(6,234)	-75.6%

Revenue, net

Consolidated revenue, net for the three months ended September 30, 2021 increased by $1.2 million, or 15%, to $9.5 million, compared to $8.2 million for the three months ended September 30, 2020. The increase in net revenue was driven by increased reimbursement rates and increased clinical services volume as the three months ended September 30, 2020 was impacted by the pandemic. This increase was partially offset by a fairly significant decrease in volume within pharma services. The decrease in revenue within pharma services was approximately 47% from the comparable prior year period.

Cost of revenue

Consolidated cost of revenue for the three months ended September 30, 2021 was $5.8 million, as compared to $5.2 million for the three months ended September 30, 2020. This increase is primarily attributed to the increased volume associated with the clinical services business, partially offset by a decrease in pharma services volume. As a percentage of revenue, cost of revenue was approximately 62% for the three months ended September 30, 2021 and 63% for the three months ended September 30, 2020.

Gross profit

Consolidated gross profit was approximately $3.6 million for the three months ended September 30, 2021 and $3.1 million for the three months ended September 30, 2020. The gross profit percentage was approximately 38% for the three months ended September 30, 3021 and 37% for the three months ended September 30, 2020.

Sales and marketing expense

Sales and marketing expense was approximately $2.5 million for the three months ended September 30, 2021 and $2.7 million for the three months ended September 30, 2020. As a percentage of revenue, sales and marketing expense decreased to 26% from 33% in the comparable prior year period due to the higher revenue for the three months ended September 30, 2021 with no comparable increase in expenses.

Research and development

Research and development expense was $0.4 million for the three months ended September 30, 2021 and $0.8 million for the three months ended September 30, 2020 due to lower professional services costs in the quarter. As a percentage of revenue, research and development expense decreased to 4% from 9% in the comparable prior year period.

General and administrative

General and administrative expense was approximately $3.3 million for the three months ended September 30, 2021 and $3.8 million for the three months ended September 30, 2020. The decrease can be primarily attributed to the closing of the Rutherford, NJ office as well as employee and consulting costs associated with the closure.

Transition expense

Transition expense was approximately $0.4 million for the three months ended September 30, 2021 and $0.7 million for the three months ended September 30, 2020. These expenses are primarily related to the Rutherford, NJ lab closing and subsequent move to North Carolina, as well as other cost-saving initiatives, primarily reductions in headcount.

Acquisition amortization expense

During the three months ended September 30, 2021 and September 30, 2020, we recorded amortization expense of approximately $1.1 million, respectively in both periods, which is related to intangible assets associated with prior acquisitions.

Operating loss

Operating loss from continuing operations was $4.0 million for the three months ended September 30, 2021 as compared to $6.0 million for the three months ended September 30, 2020. The lower operating loss was primarily attributable to the increase in gross profit and lower operating expenses discussed above.

(Benefit) provision for income taxes

The income tax benefit was approximately $0.7 million for the three months ended September 30, 2021 which primarily pertained to the Company’s sale of NOLs of approximately $0.7 million under the State of New Jersey’s Technology Business Tax Certificate Transfer Program. Income tax expense of $14,000 for the three months ended September 30, 2020 was primarily driven by minimum state and local taxes.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.1 million for the three months ended September 30, 2021 and a loss from discontinued operations of approximately $0.1 million for the three months ended September 30, 2020. In both periods, the loss represents income tax expense associated with our discontinued operations.

Condensed Consolidated Results of Continuing Operations for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020 (unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2021	2020	2020
Revenue, net	$30,461	100.0%	$22,752	100.0%
Cost of revenue	16,965	55.7%	15,156	66.6%
Gross profit	13,496	44.3%	7,596	33.4%
Operating expenses:
Sales and marketing	7,585	24.9%	6,776	29.8%
Research and development	1,475	4.8%	2,123	9.3%
General and administrative	9,582	31.5%	12,683	55.8%
Transition expenses	2,474	8.1%	798	3.5%
Gain on DiamiR transaction	(235)	-0.8%	-	0.0%
Acquisition related amortization expense	3,336	11.0%	3,346	14.7%
Total operating expenses	24,217	79.5%	25,726	113.1%

Operating loss	(10,721)	-35.2%	(18,130)	-79.7%
Interest accretion expense	(375)	-1.2%	(414)	-1.8%
Related party interest	(372)	-1.2%	-	0.0%
Other (expense) income, net	(255)	-0.8%	473	2.1%
Loss from continuing operations before tax	(11,723)	-38.5%	(18,071)	-79.4%
(Benefit) provision for income taxes	(684)	-2.2%	43	0.2%
Loss from continuing operations	(11,039)	-36.2%	(18,114)	-79.6%

Loss from discontinued operations, net of tax	(175)	-0.6%	(194)	-0.9%

Net loss	$(11,214)	-36.8%	$(18,308)	-80.5%

Revenue, net

Consolidated revenue, net for the nine months ended September 30, 2021 increased by $7.7 million, or 34%, to $30.5 million, compared to $22.8 million for the nine months ended September 30, 2020. The increase in net revenue was driven by increased reimbursement rates and increased clinical services volume as the nine months ended September 30, 2020 was impacted by the pandemic. This increase was partially offset by a fairly significant decrease in volume within pharma services. The decrease in revenue within pharma services was approximately 31% from the comparable prior year period.

Cost of revenue

Consolidated cost of revenue for the nine months ended September 30, 2021 was $17.0 million, as compared to $15.2 million for the nine months ended September 30, 2020. This increase is primarily attributed to the increased volume associated with the clinical services business. As a percentage of revenue, cost of revenue was approximately 56% for the nine months ended September 30, 2021 and 67% for the nine months ended September 30, 2020.

Gross profit

Consolidated gross profit was approximately $13.5 million for the nine months ended September 30, 2021 and $7.6 million for the nine months ended September 30, 2020. The gross profit percentage was approximately 44% for the nine months ended September 30, 2021 and 33% for the nine months ended September 30, 2020. The increase can be attributed to increased reimbursement rates as well as the change in the gross profit mix.

Sales and marketing expense

Sales and marketing expense was approximately $7.6 million for the nine months ended September 30, 2021 and $6.8 million for the nine months ended September 30, 2020. As a percentage of revenue, sales and marketing expense decreased to 25% from 30% in the comparable prior year period due to the higher revenue for the nine months ended September 30, 2021.

Research and development

Research and development expense was $1.5 million for the nine months ended September 30, 2021 and $2.1 million for the nine months ended September 30, 2020 due to lower professional services and employee costs. As a percentage of revenue, research and development expense decreased to 5% from 9% in the comparable prior year period.

General and administrative

General and administrative expense was approximately $9.6 million for the nine months ended September 30, 2021 and $12.7 million for the nine months ended September 30, 2020. The decrease can be primarily attributed to the closing of the Rutherford, NJ office as well as employee and consulting costs associated with the closure.

Transition expense

Transition expense was approximately $2.5 million for the nine months ended September 30, 2021 and $0.8 million for the nine months ended September 30, 2020. These expenses are primarily related to the Rutherford, NJ lab closing and subsequent move to North Carolina, as well as other cost-saving initiatives, primarily reductions in headcount.

Acquisition amortization expense

During the nine months ended September 30, 2021 and September 30, 2020, we recorded amortization expense of approximately $3.3 million, respectively in both periods, which is related to intangible assets associated with prior acquisitions.

Operating loss

Operating loss from continuing operations was $10.7 million for the nine months ended September 30, 2021 as compared to $18.1 million for the nine months ended September 30, 2020. The lower operating loss was primarily attributable to the increase in gross profit discussed above.

(Benefit) provision for income taxes

The income tax benefit was approximately $0.7 million for the nine months ended September 30, 2021 and was related to the sale of NOLs discussed above. Income tax expense of $43,000 for the nine months ended September 30, 2020 was primarily driven by minimum state and local taxes.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.2 million for the nine months ended September 30, 2021 and a loss from discontinued operations of approximately $0.2 million for the nine months ended September 30, 2020. In both periods, the loss represents income tax expense associated with our discontinued operations.

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

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Loss from continuing operations (GAAP Basis)	$(3,499)	$(6,169)	$(11,039)	$(18,114)
Bad debt (recovery) expense	-	-	(140)	250
Receipt of HHS stimulus grant	-	-	-	(650)
Transition expenses	363	687	2,474	798
Legal and professional services	-	495	-	495
Depreciation and amortization	1,407	1,394	4,350	4,102
Stock-based compensation	477	563	1,314	1,381
Taxes	(714)	14	(684)	43
Financing interest and related costs	174	-	482	-
Interest accretion expense	106	138	375	414
Gain on DiamiR transaction	-	-	(235)	-
Mark to market on warrant liability	(71)	(13)	137	(62)
Change in fair value of contingent consideration	-	-	(57)	-
Adjusted EBITDA	$(1,757)	$(2,891)	$(3,023)	$(11,343)

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2021, we had an operating loss of $10.7 million. As of September 30, 2021, we had cash and cash equivalents of $3.2 million, net of restricted cash, total current assets of $12.8 million, net of restricted cash and current liabilities of $22.8 million. As of November 5, 2021, we had approximately $2.4 million of cash on hand, net of restricted cash.

During the nine months ended September 30, 2021, net cash used in operating activities was $7.5 million. The main component of cash used in operating activities was our net loss of $11.2 million which was partially offset by non-cash expenses of $6.2 million. During the nine months ended September 30, 2020, net cash used in operating activities was $12.4 million. The main component of cash used in operating activities was our net loss of $18.3 million which was partially offset by non-cash expenses of $4.9 million.

During the nine months ended September 30, 2021, net cash used in investing activities was $0.2 million. For the nine months ended September 30, 2020, cash used in investing activities was $1.3 million, primarily related to capital expenditures associated with the moving of our Rutherford, New Jersey lab to North Carolina.

For the nine months ended September 30, 2021, cash provided from financing activities was $7.7 million, of which $7.4 million were the net proceeds from the Company’s secured promissory notes with Ampersand and 1315. See Note 14, Notes Payable - Related Parties of the notes to the financial statements. For the nine months ended September 30, 2020, cash provided from financing activities was $16.7 million, $19.2 million which resulted from the issuance of preferred stock in January 2020 and $0.4 million from sales of Common Stock, partially offset by the repayment of $3.0 million of borrowed funds under our Revolver.

In September 2020, we repaid approximately $3.4 million to SVB under our former secured revolving line of credit facility (the “Revolver”), which was part of our Loan and Security Agreement with SVB dated November 13, 2018, as amended March 18, 2019 (as so amended, the “SVB Loan Agreement”). On January 5, 2021, the Company terminated the SVB Loan Agreement.

On January 7, 2021, the Company entered into secured promissory notes in the amount of $3 million and $2 million with Ampersand and 1315 Capital, respectively. See Note 14, Notes Payable – Related Parties of the notes to the financial statements. On May 10, 2021, the Company amended the Ampersand Note to increase the principal amount to $4.5 million and amended the 1315 Capital Note to increase the principal amount to $3.0 million. The maturity dates of the Notes were the earlier of (a) June 30, 2021 and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Notes. On June 24, 2021, the Company and Ampersand amended the Ampersand Note to change its maturity date to the earlier of (a) August 31, 2021 and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Ampersand Note. On June 25, 2021, the Company and 1315 Capital amended the 1315 Capital Note to change its maturity date in a similar manner. On August 31, 2021, the Company and Ampersand amended the Ampersand Note to change its maturity date to the earlier of (a) September 30, 2021 and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Ampersand Note. On August 31, 2021, the Company and 1315 Capital amended the 1315 Capital Note to change its maturity date in a similar manner.

On September 29, 2021, the Company and Ampersand amended the Ampersand Note to change its maturity date to the earlier of (a) October 31, 2021 and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Ampersand Note. On September 29, 2021, the Company and 1315 Capital amended the 1315 Capital Note to change its maturity date in a similar manner.

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

During Fiscal 2020, the Company applied for various federal stimulus grants and advances made available under Title 1 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “CARES Act”) and received $2.1 million in advances under the Centers for Medicare & Medicaid Services (“CMS”) accelerated and advance payment program. As of September 30, 2021 the entire advance had been repaid.

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

In October 2021, the Company entered into a $7.5 million revolving credit facility with Comerica. In addition, also in October 2021, the Company entered into the $8.0 million BroadOak Term Loan, the proceeds of which were used to repay in full at their maturity the notes extended by Ampersand and 1315 Capital. See Note 20, Subsequent Events for more details. As of the date of this Report, the Company currently anticipates that current cash and cash equivalents will be sufficient to meet its anticipated operating cash requirements through the end of fiscal 2022.

In October 2021, the Company entered into the Comerica Loan Agreement and the BroadOak Loan and repaid the promissory notes. See Note 20, Subsequent Events for more details.

We will not generate positive cash flows from operations for the year ending December 31, 2021. We intend to meet our ongoing capital needs by using our available cash and the Comerica Loan Agreement, as well as revenue growth and margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options.

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

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Exchange Act the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Reference should be made to our Form 10-K filed with the SEC on April 1, 2021 for additional information regarding discussion of the effectiveness of the Company’s controls and procedures.

Changes in Internal Controls

During the third quarter ended September 30, 2021 management believes that it has completed its remediation plan to address the material weakness that existed at the end of 2020 and through the first and second quarters of 2021. Other than the completion of this remediation plan, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable as we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Third Amendment to Secured Promissory Note dated August 31, 2021 with Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 31, 2021.

10.2	Third Amendment to Secured Promissory Note dated August 31, 2021 with 1315 Capital II, L.P., incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, filed with the SEC on August 31, 2021.

10.3	Fourth Amendment to Secured Promissory Note dated September 29, 2021 with Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2021.

10.4	Fourth Amendment to Secured Promissory Note dated September 29, 2021 with 1315 Capital II, L.P., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2021.

10.5	Loan and Security Agreement by and between Comerica Bank, Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 13, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021.

10.6	Subordination Agreement by and between Ampersand 2018 Limited Partnership, 1315 Capital II. L.P., Comerica Bank Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 13, 2021, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021.

10.7	Loan and Security Agreement by and between BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 29, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.

10.8	First Amendment to Loan and Security Agreement by and between Comerica Bank, Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated November 1, 2021, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.

10.9	Subordination and Intercreditor Agreement by and between Comerica Bank, BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated as of November 1, 2021, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page of Interpace Biosciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (included within Exhibit 101 attachments).

+	Exhibits 32.1 and 32.2 are being furnished herewith and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference to any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

*	Denotes compensatory plan, compensation arrangement or management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2021	Interpace Biosciences, Inc.
(Registrant)

/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	/s/ Thomas Freeburg
Thomas Freeburg
Chief Financial Officer
(Principal Financial Officer)

