Form 10-K
period 2021-12-31
INTERPACE BIOSCIENCES, INC.
filed 2022-03-31
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

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

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $42,186,849 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2022, 4,226,422 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the Registrant’s definitive proxy statement for the 2021 annual meeting of stockholders, or Proxy Statement, or will be included in an amendment hereto, to be filed within 120 days of the end of the fiscal year ended December 31, 2021. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

FORWARD LOOKING STATEMENT INFORMATION

This Annual Report on Form 10-K, and the documents incorporated by reference in this document, our press releases and oral statements made from time to time by us or on our behalf, may contain “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (or the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this context, forward-looking statements are not historical facts and include statements about our plans, objectives, beliefs and expectations. Forward-looking statements include statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “seeks,” “plans,” “estimates,” “intends,” “projects,” “targets,” “should,” “could,” “may,” “will,” “can,” “can have,” “likely,” or the negatives thereof or other comparable words and expressions regarding beliefs, plans, expectations or intentions regarding the future, including risks and uncertainties associated with the coronavirus (COVID-19) pandemic. These forward-looking statements are contained throughout this Form 10-K, including, but not limited to, statements found in Part I – Item 1 – “Business” and Part II – Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	the substantial doubt about our ability to continue as a going concern due to our history of operating losses, declining cash position and other liquidity factors, which in the absence of additional short term financing may cause us to cease or scale back operations;

●	the effect of the Coronavirus (COVID-19) pandemic which has materially and adversely affected our business and financial results, particularly during portions of 2020, due to the slowdown in demand for our clinical services and pharma services, a reduction in samples received and testing volume and delayed third party collections and other factors and which may continue to have an adverse effect on our future business;

●	our expectations of future revenues, expenditures, capital or other funding requirements;

●	our reliance on Medicare reimbursement for our clinical services and our being subject to decisions of the Center for Medicare and Medicaid Services (“CMS”) regarding reimbursement and pricing of our clinical services which could have a material adverse effect on our business and financial results, which has temporarily had a material adverse effect on our business due to a new billing policy issued by CMS in January 2022 whereby CMS stated they would no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service; while this decision was subsequently reversed in February 2022, the Company has not yet realized the full cash collection benefit of current and retroactive Thyroid testing and such cash collections may be temporarily reduced or delayed until we resolved the matter with CMS;

●	our secured lenders have the right to foreclose on substantially all of our assets if we are unable to timely repay our outstanding obligations;

●	our dependence on sales and reimbursements from our clinical services for more than 50% of our revenue; the ability to continue to generate sufficient revenue from these and other products and/or solutions that we develop in the future is important for our ability to meet our financial and other targets;

●	our revenue recognition is based, in part, on our estimates for future collections and such estimates may prove to be incorrect;

●	our ability to finance our business on acceptable terms in the future, which may limit the ability to grow our business, develop and commercialize products and services, develop and commercialize new molecular clinical service solutions and technologies and expand our pharma services offerings;

●	our obligations to make royalty and milestone payments to our licensors;

●	our dependence on third parties for the supply of some of the materials used in our clinical and pharma services tests;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (“LDTs”), pricing of our tests and services and patient access limitations;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our ability to implement our business strategy; and

●	the potential impact of existing and future contingent liabilities on our financial condition.

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

In this Form 10-K, references to “we,” “our,” “us,” “Interpace” and the “Company” refer to Interpace Biosciences, Inc., including consolidated subsidiaries as of December 31, 2021.

PART I

ITEM 1.	BUSINESS

Company Overview

We are an emerging leader in enabling precision medicine principally in oncology by offering specialized services along the therapeutic value chain from early diagnosis and prognostic planning to targeted therapeutic applications through our clinical and pharma services. Through our clinical services, we enable physicians to personalize the clinical management of each individual patient by providing genomic information to better diagnose, monitor and inform cancer treatment. Our clinical services provide clinically useful molecular diagnostic tests, bioinformatics and pathology services for evaluating risk of cancer by leveraging the latest technology in personalized medicine for improved patient diagnosis and management. Through our pharma services, we develop, commercialize and provide molecular- and biomarker-based tests and services and provide companies with customized solutions for patient stratification and treatment selection through an extensive suite of molecular and biomarker-based testing services, DNA and RNA extraction and customized assay development and trial design consultation. Our pharma services provide pharmacogenomics testing, genotyping, biorepository and other specialized services to the pharmaceutical and biotech industries and advance personalized medicine by partnering with pharmaceutical, academic and technology leaders to effectively integrate pharmacogenomics into drug development and clinical trial programs with the goals of delivering safer, more effective drugs to market more quickly, and improving patient care.

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

Our clinical services’ customers consist primarily of physicians, hospitals, cancer centers, commercial laboratories, pathology groups and clinics. Our largest customer for ThyGeNEXT® and ThyraMIR® products in 2021 was [Laboratory Corporation of America® or LabCorp]. Our revenue channels include reimbursement by Medicare, Medicare Advantage, Medicaid, and direct client billings (for example, hospitals and clinics), and commercial payers such as Blue Cross Blue Shield, Aetna, Cigna, United Healthcare and others.

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

To optimize the operations of laboratory operations within our pharma services, during late 2020 and the first quarter of 2021, we transitioned activities from our Rutherford, NJ facility to our Morrisville, NC facility. We invested several million dollars to facilitate this relocation, including but not limited to the transfer of personnel, expansion of the Morrisville facility and validation of transferred processes. We believe that this investment will result in a reduction in future operating costs. We have also undergone several other cost-cutting initiatives, primarily reductions in headcount, and those costs are categorized as transition expenses as well. It is not certain whether the transition will produce the predicted financial benefits. During Fiscal 2021, the Company experienced a fairly significant decrease in volume within pharma services. The decrease in revenue within pharma services was approximately 32% from the comparable prior year period.

In October 2021, the Company entered into a $7.5 million revolving credit facility with Comerica Bank (“Comerica”). In addition, also in October 2021, the Company entered into an $8.0 million term loan with BroadOak Fund V, L.P. (“BroadOak”). See Part II – Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more details.

Impact of COVID-19 Pandemic

The COVID-19 pandemic, together with related precautionary measures, continues to impact portions of the regions in which we operate. These regions are attempting to address the COVID-19 pandemic in varying ways, including stay-at-home orders, temporarily closing businesses, restricting gatherings, restricting travel, and mandating social distancing and face coverings. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting and may vary from location to location.

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

We continue to monitor the COVID-19 pandemic and the guidance that is being provided by relevant federal, state and local public health authorities and may take additional actions based upon their recommendations. It is possible that we may have to make adjustments to our operating plans in reaction to developments that are beyond our control.

Lab closures experienced thus far by the Company have consisted of periodic, temporary work stoppages to clean and disinfect the labs; however, this could change in the future based upon conditions caused by the pandemic. It is also possible that we could experience supply chain shortages if the pandemic worsens and if one or more suppliers is unable to continue to provide us with supplies. For the foreseeable future, however, we do not anticipate supply chain shortages of critical supplies.

We have developed contingency plans and will continue to monitor and update them in order to mitigate pandemic-related, adverse financial impacts upon our business.

Market Overview

Global Molecular Diagnostic Market

The global molecular diagnostics market is estimated to be $11.77 billion (USD) in 2021 and is expected to grow to $18.1 billion (USD) by 2026 with a CAGR of 9.0% between 2021 and 2026, according to Market Data Forecast’s Molecular Diagnostics Market report (ID: 10293, published January 2022).

The global esoteric testing market size was valued at $20.2 billion in 2020, and is estimated to reach $66.2 billion by 2030, growing at a CAGR of 12.5% from 2021 to 2030, according to an August 2021 report by Allied Market Research. We believe that the specialty molecular diagnostics market offers significant growth and strong patient value given the substantial opportunity it affords to lower healthcare costs by helping to reduce unnecessary surgeries and ensuring the appropriate frequency of monitoring. We are keenly focused on growing our test volumes, securing additional insurance coverage and reimbursement, maintaining and growing our current reimbursement and supporting revenue growth for our molecular diagnostic tests, introducing related first line product and service extensions, as well as expanding our business by developing and promoting synergistic products in our markets. We also believe that BarreGEN® is a potentially significant pipeline product, and we are providing necessary resources to support the development process.

Contract Research Organization Market size was valued at over $43.9 billion in 2020 and is estimated to grow at a 7.8% CAGR between 2021 and 2027. Growing demand for clinical trials in emerging countries coupled with increasing prevalence of chronic diseases is escalating the market growth. The pharma services (clinical research) segment in the contract research organization market accounted for $25.2 billion in 2020 and is projected to showcase an 8% growth rate by 2027.

United States Clinical Oncology Market

Despite many advances in the treatment of cancer, it remains one of the greatest areas of unmet medical need. In 2020, the World Health Organization attributed nearly 10 million deaths globally to cancer, which is about one in six deaths. Within the United States, cancer is the second most common cause of death, exceeded only by heart disease, accounting for nearly one out of every five deaths. Of note, pancreatic cancer is now the third leading cause of cancer deaths in the United States. The Agency for Healthcare Research and Quality estimated that the direct medical treatment costs of cancer in the United States for 2015 were $80.2 billion. In the United States in 2022, it is expected that in total there will be approximately 1.9 million new cancer cases diagnosed, which is the equivalent of approximately 5,205 new cases each day, according to the American Cancer Society. The incidence, deaths and economic loss caused by cancer are staggering. The following table published by The American Cancer Society shows estimated new cases and deaths in 2020 in the United States for selected major cancer types:

Cancer Type	Estimated New Cases	Estimated Deaths
Bladder	81,180	17,100
Breast (Female – Male)	287,858 – 2,710	43,250 – 530
Colon and Rectal (Combined)	151,030	52,580
Kidney (Renal Cell and Renal Pelvis)	79,000	13,920
Leukemia (All Type)	60,650	24,000
Liver and Intrahepatic Bile Duct	41,260	30,520
Lung (Including Bronchus)	236,740	130,180
Melanoma	99,780	7,650
Non-Hodgkin’s Lymphoma	80,470	20,250
Pancreatic	62,210	49,830
Prostate	268,490	34,500
Thyroid	43,800	2,230

References

1.	American Cancer Society: Cancer Facts and Figures 2022. Atlanta, GA: American Cancer Society, 2022. Also available online. Last accessed February 22, 2022.

United States and International Clinical Trials Market Overview

The United States is currently a world leader in biopharmaceutical research and development and manufacturing. In fiscal year 2021, the National Cancer Institute received a budget of $6.44 billion, an increase of $119 million over fiscal year 2020, to issue grants to support research, with a targeted investment in enhanced and early detection of disease through the analysis of circulating biomarkers using minimally invasive methods, as well as a focused investment in cancer prevention and treatment including research on new vaccines to prevent cancer-causing infections and investigational immuno-oncology drugs and drug combinations. The Pharmaceutical Research and Manufacturers of America (PhRMA) reports that the average cost to develop a drug, including trial failures, can be as high as $2.6 billion and the approval process from development to market may be as long as 15 years. According to the National Cancer Institute, the overall cancer death rate in the United States continues to decline. Life expectancy increases can be attributed to earlier detection, new treatments and oncology medications.

Outside of the United States, particularly in potential target geographies of the European and Asia Pacific (“APAC”) regions, growth in the pharmaceuticals and clinical trials market is continuing. Medicines spending in the top five European markets (France, Germany, Italy, Spain, and the UK) is expected to increase at a CAGR of between 3% and 6%, or $51 billion, over the next five years (2022 to 2026), up from $44 billion in the past five years, according to the IQVIA Institute analysis. New brands were the largest driver of growth from 2016 to 2021 and are expected to continue in the next five years (2022 to 2026) but may be hampered by lingering effects of the pandemic on marketing operations and reimbursement decisions. APAC’s location provides access to large patient pools within favorable regulatory environments. The CRO market is valued at approximately $7.6 billion as of 2021 and is forecast to reach $11.9 billion by 2025. As a result of ease in regulatory approval, low worker rates, availability of a large patient pool, and the presence of key suppliers, the APAC region is anticipated to see a CAGR growth rate of 12% between 2017 and 2025.

While oncology drugs have the potential to be among the most personalized therapeutics, very few have successfully made it to market. The application of pharmacogenomics to oncology clinical trials enables researchers to better predict differences in drug response, efficacy and toxicity among trial participants, as well as to optimize treatment regimens based on these differences. According to IQVIA, in 2021, more than half (53%) of all pharmaceutical sales in the United States were from specialty drugs, a category of drugs including oncology treatments tailored to patients’ genomic profiles. We believe a growing demand for faster development of personalized medicines and more effective clinical trials are growth drivers of this market, and our core expertise is pharmacogenomics, or the study of genetic analysis based on a patient’s response to a particular therapy or drug.

Our Strategy

Our primary goal is to become a leader in providing high quality and dependable personalized medicine with exceptional growth. Our strategy is to grow our business both organically as well as by selective partnering, which could potentially include licensing, acquisitions or mergers, to generate positive returns for our shareholders and driving towards cash flow break-even. We expect to not only continue to further develop our existing gastrointestinal and endocrine assays but to also expand our presence in other markets where we have expertise and access. Our existing customer base and broad-based capabilities provide us a unique window not only into our current customers’ needs but also permit us to anticipate their future needs.

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

Our Service Offerings

Our business is based on demand for molecular- and biomarker-based characterization of cancers from three main sectors: (1) clinical services for physicians, hospitals and clinics, (2) pharma services for biotechnology and pharmaceutical companies, and (3) pharma services for the research community.

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

We continue to pursue the strategy of trying to demonstrate increased value and efficacy with payers who wish to contain costs and academic collaborators seeking to develop new insights and treatments.

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

Our mission is to provide personalized medicine through genomics-based diagnostics and innovation to advance patient care based on rigorous science. Our laboratories are licensed pursuant to federal law under Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) and are accredited by College of American Pathologists (“CAP”) and our products are approved by New York State. We are leveraging our licensed and accredited laboratories to refine and commercialize our assays and products. We aim to provide physicians and patients with diagnostic options for detecting genomic and other molecular alterations that are associated with gastrointestinal, endocrine, and other cancers. Our customers consist primarily of physicians, hospitals and clinics.

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

Early detection of pancreatic cancer is crucial. Based on the American Cancer Society Cancer 2022 Cancer Facts and Figures, pancreatic cancer is the third leading cause of cancer deaths in the U.S. (estimated) with an average five year survival rate of 11%. PancraGEN® and PanDNA® are designed to determine risk of malignancy in pancreatic cysts and pancreaticobiliary solid lesions, which are more often than not benign lesions but have potential for developing into cancer. We believe that PancraGEN® is the leader in the market for integrated molecular diagnostic tests for determining risk of pancreaticobiliary malignancy. We currently estimate that the immediate addressable market for PancraGEN® is approximately 115,000 indeterminate pancreaticobiliary lesions annually or approximately $200 million annually based on the current size of the patient population and reimbursement rates. To date, PancraGEN® testing has been used in more than 56,000 clinical cases. The National Pancreatic Cyst Registry study published in Endoscopy in 2015 demonstrated that PancraGEN® more accurately determines the malignant potential of pancreatic cysts than international consensus 2012 imaging criteria, helping to ensure that surgery is reserved for the most appropriate patients. When molecular analysis is not performed, the vast majority of all pancreatic cyst surgeries are performed on cystic lesions that do not harbor malignancy.

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

We estimate the total market for our endocrine cancer assays is approximately $230 million annually based on the current size of the patient population, estimated numbers of indeterminate biopsies and reimbursement rates. ThyGeNEXT® plus ThyraMIR® is a combination testing platform. The mutational analysis provided by ThyGeNEXT can help inform treatment alone when strong BRAF V600E-like mutations are found. However, reflex to ThyraMIR occurs approximately 85% of the time to provide a greater understanding of malignancy risk and is especially helpful when weaker drivers of malignancy, such as RAS-like mutations, are found.

Endocrinologists and ear, nose and throat (“ENT”) specialists evaluate most thyroid nodules for possible cancer by collecting cells through Fine Needle Aspiration (“FNA”) that are then analyzed by cytopathologists to determine whether or not a thyroid nodule is cancerous. It is estimated that approximately 20% or well over 100,000 biopsies analyzed annually yield indeterminate results, meaning they cannot be diagnosed as definitely being malignant or benign by cytopathology alone. In the past, guidelines recommended that some patients with indeterminate cytopathology results undergo surgery to remove all or part of their thyroid to obtain an accurate diagnosis by looking directly at the thyroid tissue. According to a study published by Wang, et al. in 2011, in approximately 77% of these cases, the thyroid nodule proved to be benign. Current National Comprehensive Cancer Network (“NCCN”) and American Thyroid Association (“ATA”) guidelines support use of molecular analysis for nodules with indeterminate cytology results as this testing can prove beneficial to further characterize these lesions and support optimal patient management.

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

CLIA Certified and CAP Accredited Laboratories

Our testing is performed in our state of the art Clinical Laboratory Improvement Amendments (“CLIA”) certified College of American Pathologists (“CAP”) accredited laboratory in Pittsburgh, Pennsylvania. CLIA is a federal law regulating clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. Clinical laboratories must be certified under CLIA in order to perform testing on human specimens, unless they fall within an exception to CLIA certification, such as research laboratories that test human specimens but do not report patient-specific results for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of the health of individual patients. CLIA certification is also required to be eligible to bill Federal and State healthcare programs, as well as many private third-party payers, for diagnostic testing and services. In addition, proprietary tests must also be recognized as part of an accredited program under CLIA so that they can be offered in a CLIA-certified laboratory. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. For renewal of CLIA certification, clinical laboratories are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of clinical laboratories outside of the renewal process.

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

Our pharma services laboratory located in Morrisville, North Carolina has current certificates under CLIA to perform high complexity testing and are accredited by CAP, one of seven CLIA-approved accreditation organizations.

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

From a laboratory infrastructure standpoint, we possess capabilities in histology, immunohistochemistry (“IHC”), flow cytometry, cytogenetics and fluorescent in-situ hybridization (“FISH”), as well as sophisticated molecular analysis techniques, including next generation sequencing. This allows for comprehensive esoteric testing within one lab enterprise, with our CLIA-certified, CAP-accredited laboratory serving as a central hub for specimen tracking. Using this approach, we are able to support demanding clinical trial protocols requiring multiple assays and techniques aimed at capturing data on multiple biomarkers. Our suite of available testing platforms allows for highly customized clinical trial design which is supported by our dedicated group of development scientists and technical personnel.

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

In March of 2022, ClinicalTrials.gov reported over 80,000 clinical trials that are either preparing or recruiting patients. Molecular- and biomarker-based testing services have been altering the clinical trials landscape by providing biotech and pharmaceutical companies with information about trial subjects’ genetic profiles that may be able to inform researchers whether or not a subject will benefit from the trial drug or will experience adverse effects. We believe that streamlined subject selection and stratification and tailored therapies selected to maximally benefit each group of subjects may increase the number of trials that result in approved therapies and make conducting clinical trials more efficient and less costly for biotech and pharmaceutical companies. According to the United States Food and Drug Administration (“FDA”), 2021 produced over 50 new drug approvals and 20% of these drugs were oncology-focused, highlighting the potential value of incorporating genomic information into oncology clinical trial design.

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

Clinical Services Reimbursement Coverage

Additional Reimbursement Coverage During 2021

Reimbursement progress is key for our clinical services. We continued to expand the reimbursement of our products in 2021. Specifically, the most significant progress we have made regarding payers in 2021 is as follows:

●	In January 2021, we announced an agreement with Blue Cross Blue Shield of Florida under which ThyGeNEXT® and ThyraMIR® tests are now covered in-network services for their 5 million members.

●	In February 2021, we announced an agreement with Blue Cross Blue Shield of Illinois that makes ThyGeNEXT® and ThyraMIR® tests covered in-network services for their more than 8 million members in Illinois.

●	In April 2021, we announced that Novitas, our Medicare Administrative Contractor, has agreed to recognize the new Proprietary Laboratory Analysis (“PLA”) code that specifically identifies ThyGeNEXT® as a distinct test from any other test or service. The new PLA code for ThyGeNEXT® is 0245U and the reimbursement for this code remains $2,919, representing a significant price increase over the prior reimbursement level of $560.

●	In May 2021, we announced that eviCore Healthcare (“eviCore”), a wholly owned subsidiary of Cigna, has updated their laboratory management guidelines to include positive coverage for ThyGeNEXT® and ThyraMIR®. This update, which impacts approximately 27 health plans nationwide covering 100 million lives, is effective on July 1, 2021. This means that after the effective date, claims for ThyGeNEXT and ThyraMIR which meet eviCore’s criteria for coverage will be considered medically necessary and processed as a covered service.

●	In November 2021, CMS announced that it had assigned 0245U for Medicare rate-setting via the gapfill process. Under gapfill, the Medicare payment rate for 0245U will be established by Novitas during CY 2022. Effective January 1, 2023, the Medicare payment rate will be established as the median of the payment amounts established by all Medicare contractors.

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

Specifically, in regard to our thyroid diagnostic tests, Veracyte, Inc., or Veracyte, has a molecular thyroid nodule cancer diagnostic test (Afirma) that is the current market leader and competes with our ThyGeNEXT® and ThyraMir® tests. Quest Diagnostics Incorporated, or Quest, currently offers a diagnostic test similar to the earlier version of our ThyGeNEXT® test and announced an agreement to distribute the Afirma test in partnership with Veracyte. CBLPath, Inc., or CBL, offers ThyroSeq®, a diagnostic test that analyzes genetic alterations using next-generation sequencing. In addition, other thyroid based endocrine competitors include Accelerate Diagnostics, Inc., or other companies we are not aware of. Additionally, in February 2020, we entered into an arrangement to co-market our thyroid test for an additional two years with LabCorp on a reference laboratory basis. We are in the process of negotiating a renewal of the LabCorp contract.

We are currently not aware of any direct competitors to PancraGEN® that integrate clinical, imaging, cytology, and molecular information to stratify patients’ risk for malignancy and inform physicians on the best course of action, i.e., surgery or surveillance and surveillance interval length. The University of Pittsburgh Medical Center now offers PancreaSeq®, a Next Generation Sequencing “gene only” panel that focuses on the analysis of mutations in oncogenes and tumor suppressor genes, most of which may help establish the type of pancreatic cyst present and some of which may help establish the presence of malignancy. Some of these related genomic regions are included in PancraGEN®. This laboratory test however does not integrate any additional information to fully characterize a patient’s risk for pancreatic cancer. Importantly, there has been no long-term clinical validation or utility studies completed on any gene panel for pancreatic cyst fluid other than that associated with PancraGEN®. PancraGEN® has been validated in multiple studies and peer reviewed publications and has been used in over 45,000 patients. Additionally, we validated and launched a DNA only version of PancraGEN®, known as PanDNA®.

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

Research and Development

We conduct most of our research and development activities at our CLIA certified and CAP accredited laboratory in Pittsburgh, Pennsylvania. Our research and development efforts primarily focus on providing data and analyses necessary to support and improve our existing products on the market. Additionally, our research and development activities provide product line extension of our existing products as well as new product opportunities utilizing our proprietary platforms and extensive bioinformatics repositories and data bases.

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

Our research and development costs are primarily clinical costs and were approximately $1.9 million and $2.8 million in 2021 and 2020, respectively.

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

Intellectual Property

Patents, trademarks and other proprietary rights are important to us. We generate our own intellectual property portfolio and hold numerous patents and patent applications covering our existing and future products and technologies. As of December 31, 2021, we owned seven issued United States Patents. The U.S. patents are directed to, amongst other things, methods of measuring carcinoembryonic antigen in a biological sample; methods for treating subject with a high risk of disease progression from Barrett’s metaplasia to esophageal adenocarcinoma; and methods of treating a subject identified with a papillary thyroid carcinoma. As of December 31, 2021, we owned four issued patents outside of the United States, one each in Australia, Europe (validated in certain European countries), Japan, and Israel. As of December 31, 2021, we owned five pending patent applications in the United States. Provided all maintenance fees and annuities are paid, our issued United States patents expire from 2031 through 2034 and our foreign patents expire in 2027 or 2031, and our pending patent applications, if issued, are expected to expire between 2027 and 2038, absent any disclaimers, adjustments or extensions. On March 29, 2017 we were notified by the European Patent Office that our EP patent # 2772550 for diagnosing thyroid cancer from a sample based upon at least MIR-375 was issued (validated in Spain, France, United Kingdom, Ireland, Italy, Belgium, Switzerland, Germany, and the Netherlands) and, provided all maintenance fees and annuities are paid, expires in 2031. On January 16, 2018, we were notified that an Opposition had been filed against EP patent # 2772550 alleging that the patent is invalid. On February 25, 2019, the European Patent Office Opposition Division issued a decision revoking the patent on grounds that the claims were not supported by a valid basis. On April 25, 2019, we filed a Notice of Appeal challenging the European Patent Office Opposition Division and we are waiting for the appeal to be decided. We continue to believe that the patent is valid. Our patents are directed to certain of the technologies relating to detecting, diagnosing, and classifying thyroid tumors, pancreatic cysts and other forms of gastrointestinal disorders, such as Barrett’s esophagus.

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

Regulations over Our Clinical Laboratories

The conduct and provision of our clinical services and pharma services are regulated under the Clinical Laboratory Improvements Amendments (“CLIA”). CLIA requires us to maintain Federal certification. CLIA imposes requirements relating to test processes, personnel qualifications, facilities and equipment, recordkeeping, quality assurance and participation in proficiency testing. CLIA compliance and certification are also a condition for participation by clinical laboratories in the Medicare Program and for eligibility to bill for services provided to governmental healthcare program beneficiaries. As a condition of CLIA certification, our laboratories are subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is typically conducted by a State agency, or, if the laboratory is accredited, a CMS-approved accreditation organization. Sanctions for failure to meet these certification, accreditation and licensure requirements include suspension, revocation or limitation of a laboratory’s CLIA certification, accreditation or license, which is necessary to conduct business, cancellation or suspension of the laboratory’s ability to receive Medicare or Medicaid reimbursement, as well as imposition of plans to correct deficiencies, injunctive actions and civil monetary and criminal penalties. The loss or suspension of a CLIA certification, imposition of a fine or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) could harm our business. In addition to CLIA requirements, we participate in the accreditation program of the College of American Pathologists (“CAP”). Under CMS requirements, accreditation by CAP is sufficient to satisfy the requirements of CLIA.

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

Potential U.S. Food and Drug Administration Regulation of Laboratory Developed Tests (“LDTs”)

Both United States Federal and State governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. As indicated by work plans and reports issued by these agencies, the Federal government will continue to scrutinize, among other things, the marketing, labeling, promotion, and manufacturing of LDTs. While subject to oversight by CMS through its enforcement of CLIA, the FDA has claimed regulatory authority over all laboratories that produce LDTs, a type of in vitro diagnostic test that is designed, manufactured and used within a single laboratory. The FDA has regulatory responsibility over, among other areas, instruments, test kits, reagents and other devices used in clinical laboratories to perform diagnostic testing in the United States.

Historically, the FDA has exercised enforcement discretion over most LDTs. However, in July 2014, the FDA issued two draft guidance documents: “Framework for Regulatory Oversight of Laboratory Developed Tests,” which provided an overview of how the FDA would regulate LDTs through a risk-based approach, and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests,” which provided guidance on how the FDA intends to collect information on existing LDTs, including adverse event reports. Pursuant to the Framework for Regulatory Oversight draft guidance, LDT manufacturers would be subject to medical device registration, listing, and adverse event reporting requirements. LDT manufacturers would be required to either submit a pre-market application and receive the FDA’s approval before an LDT may be marketed, or submit a pre-market notification in advance of marketing, unless subject to continued enforcement discretion. The Framework for Regulatory Oversight draft guidance states that within six months after the guidance documents are finalized, all laboratories will be required to give notice to the FDA and provide basic information concerning the nature of the LDTs offered. If the FDA were to regulate LDTs as proposed under the 2014 draft guidance documents, then it would classify LDTs into one of three classes according to the current system used to regulate medical devices. Class I devices are those for which reasonable assurance of the safety and effectiveness can be provided by adherence to the FDA’s general regulatory controls for medical devices. Class II devices are subject to the FDA’s general controls, and any other special controls as deemed necessary by the FDA to provide reasonable assurance of the safety and effectiveness of the devices. Class III devices are those devices which are deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device. Under the guidance documents, LDTs would also be subject to significant post-market requirements as well.

On January 13, 2017, the FDA released a discussion paper on LDTs outlining a possible, substantially-revised risk-based approach for FDA and CMS oversight of LDTs. According to the 2017 discussion paper, previously marketed LDTs would not be expected to comply with most or all FDA oversight requirements (grandfathering), except for adverse event and malfunction reporting. In addition, certain new and significantly modified LDTs would not be expected to comply with pre-market review unless the agency determines certain tests could lead to patient harm. Since many LDTs currently on the market would be grandfathered in, pre-market review of new and significantly modified LDTs could be phased-in over a four-year period, as opposed to the nine years proposed in the Framework for Regulatory Oversight draft guidance. In addition, tests introduced after the effective date, but before their phase-in date, could continue to be offered during pre-market review.

The discussion paper notes that FDA will focus on analytical and clinical validity as the basis for marketing authorization. The FDA anticipates laboratories that already conduct proper validation should not be expected to experience new costs for validating their tests to support marketing authorization and laboratories that conduct appropriate evaluations would not have to collect additional data to demonstrate analytical validity for FDA clearance or approval. The evidence of the analytical and clinical validity of all LDTs would be made publicly available. Laboratories developing LDTs would be encouraged to submit prospective change protocols in their pre-market submission that outline specific types of anticipated changes, the procedures that will be followed to implement them and the criteria that will be met prior to implementation.

Despite the FDA decision to not release the final guidance at this time, it can choose to regulate LDTs at any time. Failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, such as fines, product suspensions, warning letters, recalls, injunctions and other civil and criminal sanctions. There are other regulatory and legislative proposals that would increase general FDA oversight of clinical laboratories and LDTs. The outcome and ultimate impact of such proposals on the business is difficult to predict at this time. We are monitoring developments and anticipate that our products will be able to comply with requirements if ultimately imposed by the FDA. In the meantime, we maintain our CLIA certification of accreditation, which permits the use of LDTs for diagnostic purposes.

In March 2017, members of Congress posted a discussion draft of “The Diagnostics Accuracy and Innovation Act” (DAIA). The discussion draft included language that, if enacted, would have established a new regulatory framework for the oversight of in vitro clinical tests (“IVCTs”) which include LDTs. In March 2020, members of Congress introduced “The Verifying Accurate, Leading-edge IVCT Development (VALID) Act”; this bill was re-introduced in substantially similar form in June 2021. Pursuant to VALID, a risk-based approach would be used to regulate IVCTs while grandfathering many existing IVCTs. Each test will be classified as high-risk or low-risk. Pre-market review will be required for high-risk tests. To market a high-risk IVCT, reasonable assurance of analytical and clinical validity for the intended use must be established. Under VALID, a precertification process would be established which will allow a laboratory to establish that the facilities, methods, and controls used in the development of certain IVCTs meet quality system requirements. If pre-certified, low-risk IVCTs it develops will not be subject to pre-market review. The new regulatory framework will include quality control and post-market reporting requirements. The FDA will have the authority to withdraw from the market IVCTs if it is reasonable possible that such tests will cause serious adverse health consequences (among other criteria). Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, such as fines, product suspensions, warning letters, recalls, injunctions and other civil and criminal sanctions. It is unclear when, or if, the VALID Act will become law.

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

We are also subject to the federal physician self-referral prohibitions, commonly known as the Stark Law, and state equivalents. These restrictions generally prohibit us from billing a patient or Medicare for any diagnostic services when the physician ordering the service, or any member of such physician’s immediate family, has an investment interest in or compensation arrangement with us, unless the arrangement meets an exception to the prohibition. The government has also claimed in FCA litigation that the Stark Law applies to Medicaid claims. Some states have also enacted state Stark Law equivalents that can apply to that state’s Medicaid plan and/or commercial payors.

Persons or entities found to violate the Stark Law are required to refund any payments received pursuant to a referral prohibited by these laws to the patient, or the Medicare program, as applicable. Sanctions for a violation of the Stark Law include the following:

●	denial of payment for the services provided in violation of the prohibition;

●	refunds of amounts collected by an entity in violation of the Stark Law;

●	a civil penalty of up to $26,125 for each service arising out of the prohibited referral;

●	possible exclusion from federal healthcare programs, including Medicare and Medicaid; and

●	a civil penalty of up to $174,172 against parties that enter into a scheme to circumvent the Stark Law’s prohibition.

These penalty amounts are adjusted each year for inflation. The Stark Law prohibitions apply regardless of the reasons for the financial relationship and the referral. No finding of intent to violate the Stark Law is required for a violation. In addition, violations of the Stark Law may also serve as the basis for liability under the Federal False Claims Act.

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

HIPAA, along with the Health Information Technology for Economic and Clinical Health Act (HITECH) and the various regulations promulgated thereunder, also establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by certain healthcare providers, health plans and healthcare clearinghouses, which are referred to as “covered entities,” as well as individuals or entities to the extent they function as a business associate of a covered entity. The regulations promulgated under HIPAA govern: the Privacy of Individually Identifiable Health Information, restricting the use and disclosure of certain individually identifiable health information and establishing certain rights of individuals who are the subject of such information (45 C.F.R. §§ 164.500, et seq.); Administrative Requirements for electronic transactions, establishing standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures (45 C.F.R. §§ 162.100, et seq.); Security Standards for the Protection of Electronic Protected Health Information, requiring covered entities to implement and maintain certain security measures to safeguard certain electronic health information (45 C.F.R. §§ 164.302, et seq.); and Breach Notification, requiring covered entities and their business associates to provide certain notifications following a breach of unsecured protected health information (PHI) (45 C.F.R. §§ 164.400, et seq.). As a covered entity, and also in our capacity as a business associate to certain of our customers, we are subject to these standards. We may also be liable for violations of HIPAA by any individual or entity, which may include a business associate, that is acting as our agent under the federal common law of agency. While the government intended this legislation to reduce administrative expenses and burdens for the healthcare industry, our compliance with certain provisions of these standards entails significant costs for us and limits our performance of functions or activities that involve collecting, receiving, maintaining, transmitting, using, or disclosing PHI. Our failure to comply with HIPAA, HITECH, and their implementing regulations could lead to enforcement action that could have an adverse effect on our business. If we or our operations are found to be in violation of HIPAA, HITECH, or their respective implementing regulations, we may be subject to potentially significant penalties, including civil and criminal penalties, damages and fines, and may incur damage to our reputation.

In addition to Federal regulations issued under HIPAA and HITECH, many States and foreign jurisdictions have enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA. In those cases, it may be necessary to modify our planned operations and procedures to comply with the more stringent laws as HIPAA and HITECH do not supersede State laws to the extent such State laws are broader in scope, impose more stringent requirements for PHI, or give individuals more rights with respect to their PHI. If we fail to comply with applicable State or foreign laws, rules, or regulations, we could be subject to additional sanctions or other liabilities under those laws, rules, and regulations.

Federal and State Consumer Protection Laws

The Federal Trade Commission, or FTC, is an independent U.S. law enforcement agency charged with protecting consumers and enhancing competition across broad sectors of the economy. In 2022, the FTC has said that it will be evaluating new data privacy regulations, which, if adopted, could impact our operations. The FTC’s authority with respect to data privacy and security comes from Section 5 of the FTC Act. The FTC uses its broad grant of authority to regulate data privacy and security, using its powers to investigate and bring lawsuits. Where appropriate, the FTC can seek a variety of remedies, such as but not limited to requiring the implementation of comprehensive privacy and security programs, biennial assessments by independent experts, monetary redress to consumers, and provision of robust notice and choice mechanisms to consumers.

In addition to the FTC Act, many U.S. states have unfair and deceptive acts and practices statutes, known as UDAP statutes, that are substantively similar to the FTC Act and have been applied in the privacy and data security context. These UDAP statutes vary in substance and strength from state to state. Many have broad prohibitions against unfair and deceptive acts and practices. These statutes generally allow for private rights of action, and are enforced by the states’ Attorneys General.

California, Virginia, and Colorado have adopted comprehensive consumer privacy laws that are in effect or will take effect within the next 12 to 18 months, and regulate how certain for-profit businesses collect, use, and disclose the personal information of consumers who reside in those respective states. Among other things, these laws confer to their consumers the right to: receive notice of information collection and use practices; access, delete, correct, or transfer personal information and opt out of the “sale” of their personal information. These laws also require companies to adopt reasonable measures to safeguard the personal information that we collect and regulate categories of “sensitive” data such as information associated with minors, citizenship, and other personal data for which these state laws have designated special protection. These laws do not, however, apply to personal information that constitutes PHI under HIPAA, HIPAA-regulated entities to the extent that the entity maintains patient information in the same manner as PHI, and de-identified data as defined under HIPAA. As a result, we do not or likely will not have compliance obligations with respect to most testing and patient information we collect and process. However, we are required to comply with these consumer privacy laws insofar as we collect other categories of California, Virginia and Colorado consumers’ personal information. These laws are generally enforced by the respective state Attorney General. California’s law also includes a private right of action for certain data breaches.

Dozens of other states in the United States are currently considering similar, consumer data privacy laws, which could impact our operations if enacted.

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

The PPACA has also been subject to challenges in the courts however, the U.S. Supreme Court upheld the law in 2021.

Further changes to the PPACA remain possible, although the new Administration under President Biden has signaled that it plans to build on the Affordable Care Act and expand the number of people who are eligible for subsidies under it. President Biden has used executive orders to undo changes to the PPACA made by the Trump administration and indicated he would advocate for legislation to build on the PPACA. It is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the PPACA, the Medicare and Medicaid programs, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

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

We generally bill third-party payers and individual patients for testing services on a test-by-test basis. Third-party payers include Medicare, private insurance companies, institutional direct clients and Medicaid, each of which has different billing requirements. Medicare reimbursement programs are complex and often ambiguous, and are continuously being evaluated and modified by CMS. Our ability to receive timely reimbursements from third-party payers is dependent on our ability to submit accurate and complete billing statements, and/or correct and complete missing and incorrect billing information. Missing and incorrect information on reimbursement submissions slows down the billing process and increases the aging of accounts receivable. We must bill Medicare directly for tests performed for Medicare patients and must accept Medicare’s fee schedule for the covered tests as payment in full. State Medicaid programs are generally prohibited from paying more than the Medicare fee schedule. Through February 2021, we were contracted with XIFIN, Inc. (“XIFIN”), a healthcare billing services management company, to work with our in-house staff and help manage our third-party billing. In early March 2021, we expanded our relationship with XIFIN to deploy XIFIN’s revenue cycle management solution enterprise-wide to support all of our diagnostics testing services. During January 2022, the Company became aware that CMS issued a new billing policy whereby CMS would no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. In February 2022, the Company announced that this billing policy determination by CMS had been changed retroactively to January 1, 2022. As a result, the Company will continue billing for both tests according to its LCD as originally set by Novitas.

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

There are a number of factors that influence coverage and reimbursement for molecular diagnostic tests. In the United States, the American Medical Association assigns specific CPT codes, which are necessary for reimbursement of molecular diagnostic tests. Once the CPT code is established, CMS establishes reimbursement payment levels and coverage rules under Medicare, and private payers establish rates and coverage rules independently. However, the availability of a CPT code is not a guarantee of coverage or adequate reimbursement levels, and the revenues generated from our tests will depend, in part, on the extent to which third-party payers provide coverage and establish adequate reimbursement levels.

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

The Medicare Part B program contains fee schedule payment methodologies for clinical testing services performed for covered patients, including a national ceiling on the amount that carriers could pay under their local Medicare clinical testing fee schedules. Historically, the Medicare Clinical Laboratory Fee Schedule, or CLFS, has been subject to local variations in pricing. In April 2014, President Obama signed the Protecting Access to Medicare Act of 2014, or PAMA, which included a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, CLFS rates are based upon the weighted median of private payor rates reported for each type of laboratory test. PAMA requires laboratories that receive a majority of their Medicare revenue from payments made under the CLFS and the Physician Fee Schedule, and at least $12,500 in CLFS revenue during the six month data collection period to report private payor data collected from such 6-month period (January 1 through June 30 in the applicable year) to CMS between January 1 through March 31 of the following year. CMS posted the first new Medicare CLFS rates (based on weighted median private payer rates) in November 2017 and the new rates became effective on January 1, 2018. CMS published final rules implementing these changes in 2016 and 2018. The result of the PAMA calculations was an increase in our reimbursement rate for ThyGenX® of approximately 40% for our Medicare volume. However, on July 26, 2018, we received a coding update from CMS, which changed the billable procedure code (CPT) for ThyGeNEXT®. This code change resulted in a reduction of the fee schedule for payments to us. We have recently presented clinical data to CMS adding additional markers to the panel that we run that increase our gene families above 50. If approved, reimbursement for the new panel will exceed the previously approved rate. There can be no assurances that our request will be successful and that the rate will be escalated.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act, as amended by the Protecting Medicare and American Farmers from Sequester Cuts Act, revised payment reductions and the data reporting schedule for CDLTs that are not ADLTs. Under these laws, the next data reporting period is January 1, 2023 through March 31, 2023, and will be based upon the data collected during the January 1, 2019 to June 30, 2019 period. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2018 through 2020 and to 15% per test per year in each of the years 2023 through 2025. Payments will not be reduced for 2021 or 2022 for CDLTs.

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

The current position of our laboratories is that they do not meet the definition of an “Applicable Manufacturer” under the “Sunshine Act” section of PPACA and therefore are not subject to the disclosure or tax requirements contained in PPACA. However, as new regulations are implemented and diagnostic tests reclassified, this may change and the laboratory business may be subject to PPACA as are other companies. There is no guarantee that our interpretation of the law is now or will be in the future consistent with government guidance and interpretation.

In December 2019, our Medicare Administrative Contractor (MAC) issued a new draft local coverage determination (LCD) for our ThyGeNEXT® test, representing an increase of approximately $2,400 per assay over previous reimbursement coverage. This increase in reimbursement rates reflects the expansion of the ThyGeNEXT® panel to aid in identifying the appropriate patients for surgery. Final approval is expected during the first half of 2020. Additionally, in February 2020, the CMS modified the reimbursement for ThyraMIR® retroactively to January 1, 2020. This determination increases the Medicare reimbursement for ThyraMIR® from approximately $1,800 to $3,000 reflecting a re-evaluation of the technical and clinical performance of the test relative to other molecular tests in the market and their respective prices.

In January 2022, the Company announced that CMS issued a new billing policy whereby CMS will no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. On February 28, 2022, the Company announced that the National Correct Coding Initiative (NCCI) program issued a response on behalf of CMS stating that the January 2022 billing policy reimbursement change for ThyGeNEXT® (0245U) and ThyraMIR® (0018U) tests has been retroactively reversed to January 1, 2022. CMS is currently reimbursing the Company for one of its two thyroid tests, and has agreed to retroactively reimburse for the second test once they have completed their internal administrative adjustments. We have been notified by CMS/NCCI that processing of claims for dates of service after January 1, 2022 will be completed beginning July 1, 2022. As of the date of this filing, the Company has not yet realized the full cash collection benefit of current and retroactive Thyroid testing and such cash collections may be temporarily reduced or delayed until we resolved the matter with CMS.

Reporting Segments

We operate under one segment which is the business of developing and selling diagnostic clinical and pharma services.

Employees

As of February 28, 2022, we had approximately 147 full time employees and 147 total employees. We are not party to a collective bargaining agreement with any labor union.

Corporate Information

We were originally incorporated in New Jersey in 1986 and began commercial operations as PDI, Inc., a contract sales organization or CSO in 1987. In connection with PDI, Inc.’s initial public offering, it reincorporated in Delaware in 1998. In 2015 the CSO business and assets were sold, and we operated our molecular diagnostics business as Interpace Diagnostics Group, Inc. (IDXG). On July 15, 2019, we acquired the pharma services business from the secured creditors of CGI and Gentris, LLC, a wholly owned subsidiary of CGI and conduct that business as Interpace Pharma Solutions, Inc. We conduct our business through our wholly-owned subsidiaries, Interpace Diagnostics, LLC, which was formed in Delaware in 2013, Interpace Diagnostics Corporation (formerly known as RedPath Integrated Pathology, Inc.), which was formed in Delaware in 2007, and Interpace Pharma Solutions Inc. (formerly known as Interpace BioPharma, Inc.), which was formed in Delaware in 2019. On November 12, 2019, we changed the name of Interpace Diagnostics Group, Inc. to Interpace Biosciences, Inc. and that of our newly-formed subsidiary, Interpace BioPharma, Inc. to Interpace Pharma Solutions, Inc. Our executive offices are located at Morris Corporate Center 1, Building C, 300 Interpace Parkway, Parsippany, New Jersey 07054. Our telephone number is (855) 776-6419.

Business Development

Series B Investment by 1315 Capital and Ampersand

On January 10, 2020, we entered into a Securities Purchase and Exchange Agreement (the “Securities Purchase and Exchange Agreement”) with 1315 Capital II, L.P., a Delaware limited partnership (“1315 Capital”), and Ampersand 2018 Limited Partnership (“Ampersand” and together with 1315 Capital, the “Investors”) pursuant to which we sold to the Investors, in a private placement pursuant to Regulation D and Section 4(a)(2) under the Securities Act, an aggregate of $20,000,000 in Series B Preferred Stock, at an issuance price per share of $1,000. Pursuant to the Securities Purchase and Exchange Agreement, 1315 Capital purchased 19,000 shares of Series B Preferred Stock at an aggregate purchase price of $19,000,000 and Ampersand purchased 1,000 shares of Series B Preferred Stock at an aggregate purchase price of $1,000,000.

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

The Series B Preferred Stock entitles the holders thereof to certain protective provisions. In particular, for so long as any shares of Series B Preferred Stock are outstanding, the written consent of the holders of at least seventy five percent (75%) of the then outstanding shares of Series B Preferred Stock (voting as a single class) is required for us to amend, waive, alter or repeal the preferences, rights, privileges or powers of the holders of the Series B Preferred Stock, amend, alter or repeal any provision of the Certificate of Designation in a manner adverse to the holders of the Series B Preferred Stock, authorize, create or issue any equity securities senior to or pari passu with the Series B Preferred Stock, or increase or decrease the number of directors constituting the Board. Moreover, for so long as thirty percent (30%) of the Series B Preferred Stock outstanding as of January 15, 2020 remains outstanding (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares, including the Reverse Stock Split effected in January 2020), the written consent of the holders representing at least seventy-five percent (75%) of the of the outstanding shares of Series B Preferred Stock (voting as a single class) is required for us to: (A) authorize, create or issue any debt securities for borrowed money or funded debt (1) pursuant to which we issue shares, warrants or any other convertible security, or (2) in excess of $4,500,000 initially, with such amount to be increased in connection with an aggregate consolidated revenue milestone, but excluding certain specified permitted transactions; (B) merge with or acquire all or substantially all of the assets of one or more other companies or entities with a value in excess of $20,000,000, to be increased in connection with an aggregate consolidated revenue milestone; (C) materially change our business; (D) consummate any Liquidation (as defined in the Certificate of Designation); (E) transfer material intellectual property rights other than in the ordinary course of business; (F) declare or pay any cash dividend or make any cash distribution on any of our equity interests other than the Series B Preferred Stock; (G) repurchase or redeem any shares of our capital stock, except for the redemption of the Series B Preferred Stock pursuant to the terms of the Certificate of Designation, or repurchases of our common stock under agreements previously approved by the Board with employees, consultants, advisors or others who performed services for us in connection with the cessation of such employment or service; (H) incur any additional individual debt, indebtedness for borrowed money or other additional liabilities pursuant to we issue shares, warrants or any other convertible security, or incur any individual debt, indebtedness for borrowed money or other liabilities pursuant to which we do not issue shares, warrants or any other convertible security exceeding, in each case, $4,500,000 initially, with such amount to be increased in connection with an aggregate consolidated revenue milestone, but excluding certain specified permitted transactions; (I) change any of our accounting methods, except for those changes required by GAAP or applicable regulatory agencies or authorities; or (J) conduct a public offering of common stock registered with the SEC, including any at-the-market offering of our common stock.

During April 2020, the Company applied for various federal stimulus loans, grants and advances made available under Title 1 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, including a loan request under the Small Business Administration (SBA) Paycheck Protection Program (PPP). In connection with the Company’s application for the PPP loan, both Ampersand and 1315 Capital consented to, and agreed to vote their shares of Series B Preferred Stock in favor of any “Fundamental Action” taken by the Company as determined by the Company’s Board of Directors. “Fundamental Actions” include the Company’s ability to a) authorize, create or issue any debt securities for borrowed money or funded debt; b) merge with or acquire all or substantially all of the assets of one or more other companies or entities with a value in excess of $20 million; c) transfer, by sale, exclusive license or otherwise, material intellectual property rights of the Company or any of its direct or indirect subsidiaries, other than those accomplished in the ordinary course of business; d) declare or pay any cash dividend or make any cash distribution on any equity interests of the Company other than the Series B Shares; e) incur any additional individual debt, indebtedness for borrowed money or other additional liabilities; and f) change any accounting methods or practices of the Company, except for those changes required by GAAP or applicable regulatory agencies or authorities. Subsequently, the Company and Ampersand agreed that Ampersand no longer was required to vote its shares of Series B Preferred Stock in favor of any “Fundamental Action” taken by the Company as determined by the Company’s Board of Directors.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

●

Our operating history of net losses, negative working capital and insufficient cash flows, and lack of liquidity to pay our current obligations raise doubts about our ability to continue as a going concern.

●	The COVID-19 global pandemic may continue to materially and adversely impact our business, financial condition and results of operations.

●	We have and may continue to experience intangible asset or other long-lived asset impairment charges.

●	We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

●	Due to how we recognize revenue, our quarterly revenue and operating results are likely to fluctuate.

●	A deterioration in the collectability of our accounts receivable could have a material adverse effect on our business, financial condition and results of operations.

●	We depend on sales and reimbursements from our clinical services for more than 50% of our revenue, and we will need to generate sufficient revenue from these and other products and/or solutions that we develop or acquire to grow our business.

●	Two private equity firms and their affiliates’ control, on an as-converted basis, an aggregate of 65% of our outstanding shares of common stock through their holdings of our Series B Preferred Stock, and this concentration of ownership along with their authority for designation rights for a majority of our directors and their right to approve certain of our actions has a substantial influence on our decisions.

●	Our secured lenders have the right to foreclose on substantially all of our assets if we are unable to timely repay our outstanding obligations.

●	Billing for our clinical services tests is complex, and we must dedicate substantial time and resources to the billing process to be paid for our clinical services tests.

●	We depend on a few payers for a significant portion of our revenue for our clinical services, and if one or more significant payers, including CMS, stops providing reimbursement or decreases the amount of reimbursement for our tests, or if we are unable to successfully negotiate additional reimbursement contracts for our clinical services tests, our revenue could decline and our commercial success could be compromised. Our reliance on Medicare reimbursement for our clinical services and our being subject to decisions of the Center for Medicare and Medicaid Services (“CMS”) regarding reimbursement and pricing of our clinical services which could have a material adverse effect on our business and financial results, which has temporarily had a material adverse effect on our business due to a new billing policy issued by CMS in January 2022 whereby CMS stated they would no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service; while this decision was subsequently reversed in February 2022, the Company has not yet realized the full cash collection benefit of current and retroactive Thyroid testing and such cash collections may be temporarily reduced or delayed until we resolved the matter with CMS;

●	We rely on third-parties to process and transmit claims to payers for our clinical services, and any delay in processing or transmitting could have an adverse effect on our revenue and financial condition.

●	We may experience a decline in demand for our clinical services tests and/or our pharma services products, which may result in a reduction in revenue.

●	If we are unable to increase sales of our clinical services and the tests and services in our pharma services, we may be unable to achieve profitability.

●	Our profitability will be impaired by our obligations to make royalty and milestone payments to our licensors for our clinical services tests.

●	We depend on third parties for the supply of some of the materials used in our clinical and pharma services tests, and we may not be able to find replacements or transition to alternative suppliers in a timely manner.

●	The markets that our clinical services and pharma services operate in is competitive, and our ability to compete successfully in this market depends on a variety of reasons, including our ability to keep up with rapid technological, medical, and scientific changes or our ability to enter into new clinical study collaborations. If we are unable to compete successfully in the markets our clinical services and pharma services operate in, we may be unable to increase or sustain our revenue or achieve profitability.

●	If the FDA changes its enforcement policy as to laboratory developed tests (LDTs) or disagrees with our position that our clinical services tests are LDTs covered by the FDA’s current enforcement discretion policy, we could be subject to a number of enforcement actions, any of which could have a material adverse effect on our clinical services and/or incur substantial costs and delays associated with trying to obtain pre-market clearance or approval and comply with applicable post-market requirements.

●	A failure to comply with federal and state laws and regulations, including but not limited to those laws related to billing practices, fraud, abuse, and payer regulations, could result in our being excluded from participation in Medicare, Medicaid or other governmental payer programs and/or significant monetary fines, and additionally may decrease our revenues and adversely affect our results of operations and financial condition for our clinical services.

●	We may not realize all of the anticipated benefits of the acquisition of our pharma services or those benefits may take longer to realize than expected.

●	If we are unable to successfully utilize, integrate, and/or promote our pharma services in the market, we may be unable to generate sufficient revenue to sustain our pharma services.

●	If we fail to perform our pharma services in accordance with contractual and regulatory requirements, and ethical considerations, we could be subject to significant costs, legal liabilities and could experience a decline in revenue.

●	The loss of members of our senior management team or our inability to attract and retain key personnel could adversely affect our business.

●	If we fail to comply with federal, state and foreign laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.

●	Legislation reforming the U.S. healthcare system may have a material adverse effect on our financial condition and operations.

●	If we do not increase our revenues and successfully manage the size of our operations, our business, financial condition and results of operations could be materially and adversely affected.

●	The risks associated with penny stock classification could affect the marketability of the Company’s common stock and stockholders could find it difficult to sell their shares.

●	We believe the delisting of our common stock from Nasdaq and trading on OTCQX® has adversely affected trading in our common stock and our ability to seek financing.

●	If we are unable to maintain and implement effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

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

For the fiscal year ended December 31, 2021, we had an operating loss of $14.0 million. As of December 31, 2021, we had cash and cash equivalents of $3.1 million and current liabilities of $15.7 million. The Company must fund its operating deficit until a sustainable level of revenue is achieved. These factors have raised substantial doubts about our ability to continue as a going concern. We may need to attempt to raise additional equity capital by selling shares of common stock or other dilutive or non-dilutive means, if necessary. However, the doubts raised, relating to our ability to continue as a going concern, may make investing in our securities an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

Our results of operations have been adversely affected and, in the future, could be materially adversely impacted by the coronavirus (COVID-19) pandemic.

The world is currently suffering a COVID-19 pandemic which has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including stay-at-home orders, temporarily closing businesses, restricting gatherings, restricting travel, and mandating social distancing and face coverings. The continuing impact that the COVID-19 pandemic will have on our operations, including duration, severity and scope, remains highly uncertain and cannot be fully predicted at this time. Such impact is a function of the scope of any new virus mutations and outbreaks, the nature of government public health guidelines and the public’s adherence to those guidelines, the rate of individuals becoming fully vaccinated, the public’s adherence to guidelines to receive booster shots, the success of business and economic recovery as the pandemic recedes, unemployment levels, the extent to which new shutdowns may be needed and the impact of any further government economic relief on the U.S. economy. In particular, the continued spread of the coronavirus globally is adversely affecting global economies and financial markets which has materially and adversely impacted our operations including, without limitation, the functioning of our laboratories, the availability of supplies including reagents, the progress and data collection of our pharma services, demand for our services and travel, customer demand and employee health and availability. Further, the impact of the COVID-19 pandemic in part caused us to reevaluate the carrying charge of our intangible assets and led us to restate certain of our financial statements to record impairment charges and amortization expense. While we believe we have generally recovered from the adverse impact that the COVID-19 pandemic had on our business during 2020, we believe that the COVID-19 pandemic could continue to adversely impact our results of operations, cash flows and financial condition in the future.

The ongoing military conflict between Russia and Ukraine has caused geopolitical instability, economic uncertainty, financial markets volatility and capital markets disruption. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west, including the U.S. Russia’s invasion, the responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict have resulted in financial market volatility and capital markets disruption, potentially increasing in magnitude, and could have severe adverse effects on regional and global economic markets and international relations. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial.

Following Russia’s actions, various countries, including the U.S., Canada and the United Kingdom, as well as the European Union, issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (SWIFT) electronic banking network that connects banks globally; a ban on Russian oil and gas imports to the U.S.; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The current sanctions (and potential further sanctions in response to continued Russian military activity) and other actions may have adverse effects on regional and global economic markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds and increasing the volatility of our stock price. Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results.

Actions that we have taken to restructure our business to strengthen the Company’s profile, enhance shareholder values, and increase revenue growth may not be as effective as anticipated.

During Fiscal 2020 and 2021, we implemented certain restructuring and reprioritization plans to strengthen the Company’s profile, enhance shareholder values, and increase revenue growth, by engaging in actions that included, but were not limited to, corporate reprioritization efforts and implementation of various cost saving measures. These plans included the transition of pharma activities from the Rutherford, NJ facility to our Morrisville, NC facility in order to optimize the operations of laboratory operations within our pharma services. We invested several million dollars to facilitate this relocation which was completed in March 2021, including but not limited to the transfer of personnel, expansion of the Morrisville facility and validation of transferred processes. While we expect to realize cost-saving benefits from these initiatives, these actions may not be successful and may not bring the cost saving benefits that we anticipate.

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

In January 2021, we filed restated financial statements contained in the Company’s Annual Report on Form 10-K for the years ended December 31, 2014 through 2019 as well as the financial statements contained in the Quarterly Reports on Form 10-Q for each quarterly period within those fiscal years as well as the quarterly periods ended March 31, 2020 and June 30, 2020. Such restatements reflected a non-cash impairment charge and amortization expense related to our Barrett’s intangible asset of approximately $18 million.

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

Our quarterly and annual revenues and operating results may vary which may cause the price of our common stock to fluctuate.

Our quarterly and annual operating results may vary as a result of a number of factors, including:

●	uncertainty of cash collections which could impact or affect net realizable values of sales of our tests and services;

●	inability of one or more of our laboratories to perform tests;

●	progress or lack of progress in developing and commercializing tests and services;

●	favorable or unfavorable decisions about our tests or services or reimbursement rates from government regulators, insurances companies, customers, or other third party payers;

●	the commencement, delay, cancellation or completion of sales and marketing programs;

●	timing and amount of expenses for implementing new programs and accuracy of estimates of resources required for ongoing programs;

●	adoption of and coverage and reimbursement for our tests;

●	changes in our relationships with key collaborators, suppliers, customers and third parties;

●	fluctuations in net revenue due to changes in the valuation of our patient accounts;

●	periodic stock-based compensation and awards;

●	mark to market fluctuations in the valuation of our warrant liabilities;

●	changes in valuation for contingent consideration related to acquired assets;

●	fluctuations in R&D, business development and spending for clinical trials;

●	timing and integration of any acquisitions; and

●	changes in regulations related to diagnostics, pharmaceutical, biotechnology and healthcare companies.

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

More than 50% of our revenue is derived from our clinical services. We have molecular diagnostics tests and complimentary service extensions that are in development, but there can be no assurance that we will be able to successfully commercialize or sufficiently increase revenues from those tests. If we are unable to increase sales of our molecular diagnostic tests, expand reimbursement for these tests, or successfully develop and commercialize other molecular diagnostic tests, our revenue and our ability to achieve and sustain profitability would be impaired, and this could have a material adverse effect on our business, financial condition and results of operations, and the market price of our common stock could decline.

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

We adopted Financial Accounting Standards Board (“FASB”) ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (or “ASC 606”) effective January 1, 2018. As of this date, all revenue is recognized on the accrual basis, based upon actual collection histories for tests and services and respective payers or payer groups. Due to this change in accounting and the estimations required under ASC 606, our quarterly revenue and operating results are likely to fluctuate. As we recognize revenue from payers under ASC 606, we may subsequently determine that certain judgments underlying estimated reimbursement change, or that the estimates we used at the time we accrued such revenue vary materially from the actual reimbursements subsequently realized, and our financial results could be negatively impacted in future quarters. We experienced an adjustment in our estimate for variable consideration under ASC 606 during the fourth quarter of 2019 which resulted in a $5.2 million reduction in revenue recognized year to date; however there have been no such adjustments since then.

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

Our business is substantially dependent on third-party reimbursement. Any change in the overall health care reimbursement system may adversely impact our business.

Our revenues are substantially dependent on third-party reimbursement. We are paid directly by private insurers and governmental agencies, often on a fixed fee basis. If the average fees allowable by private insurers or governmental agencies were reduced, the negative impact on revenues could have a material effect on our business, financial condition, results of operations and cash flows. Also, if amounts owed to us by payors are reduced or not paid on a timely basis, we may be required to increase our concessions and/or decrease our revenues. Changes to the health care reimbursement system that favor other technologies or treatment regimens and reduce our reimbursements may adversely affect our ability to market our services profitably. Overall, such dependency and potential changes could materially and adversely affect our business, financial condition, results of operations and cash flows.

Our inability to finance our business on acceptable terms in the future may limit our ability to develop and commercialize products and services and grow our business.

Our business is not currently operating on a cash flow breakeven or positive basis, and as a result, we may need to finance our business in the future through collaborations, equity offerings, debt financings, licensing arrangements or other dilutive or non-dilutive means. On January 7, 2021, we entered into promissory notes (“Notes”) with our two private equity investors in the aggregate amount of $5 million with a maturity date of June 30, 2021 which were secured by all of our assets. In October 2021, the Company entered into a $7.5 million revolving credit facility with Comerica Bank (“Comerica”). In addition, also in October 2021, the Company entered into an $8.0 million term loan with BroadOak Fund V, L.P. (“BroadOak”), the proceeds of which were used to repay in full at their maturity the Notes extended by our two private equity investors. The BroadOak loan agreement contains affirmative and negative restrictive covenants, including restrictions on certain mergers, acquisitions, investments and encumbrances which could adversely affect our ability to conduct our business. The BroadOak loan agreement also contains customary events of default. The Comerica loan agreement contains affirmative and negative restrictive covenants that are applicable whether or not any amounts are outstanding under the Comerica loan agreement. These restrictive covenants, which include restrictions on certain mergers, acquisitions, investments, encumbrances, etc., could adversely affect our ability to conduct our business. The Comerica loan agreement also contains financial covenants requiring specified minimum liquidity and minimum revenue thresholds and also contains customary events of default.

We will need additional funding to repay the Comerica and BroadOak borrowings as well as to continue operations. Additional funding may not be available to us on acceptable terms, or at all. If we seek to raise funds by issuing additional equity securities, dilution to our stockholders could result. Any public offering of equity securities must be approved by the holders of our Series B Preferred Stock who are our private equity investors. In addition, we are currently ineligible to use a Form S-3 shelf registration statement. If we are unable to timely repay the Comerica and BroadOak borrowings when due, Comerica and BroadOak will have the right to foreclose on our assets (BroadOak being subordinated to Comerica). The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, limitations on our ability to enter into mergers or acquisition of assets, and other operating restrictions that could adversely affect our ability to conduct our business.

If we are unable to timely repay our outstanding obligations, our secured lenders will have the right to foreclose on our assets.

In October 2021, the Company entered into a $7.5 million revolving credit facility with Comerica and an $8.0 million term loan with BroadOak, which are secured by all of our assets. We will need additional funding to repay these outstanding obligations as well as to continue operations. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to timely repay these outstanding obligations, our secured lenders will have the right to foreclose on substantially all of our assets.

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

Two private equity firms and their affiliate’s control, on an as-converted basis, an aggregate of 65% of our outstanding shares of common stock through their holdings of our Series B Preferred Stock, and this concentration of ownership along with their authority for designation rights for a majority of our directors and their right to approve certain of our actions has a substantial influence on our decisions.

Ampersand holds 28,000 shares of our Series B Preferred Stock and 1315 Capital holds 19,000 shares of our Series B Preferred Stock. Accordingly, on an as converted basis, Ampersand and its affiliates beneficially own 38.7% of the Company’s outstanding common stock of 4,217,063 and 1315 Capital and its affiliates beneficially own 26.3%. The conversion and sale by such holders of one or more large blocks of our common stock could have a negative impact on the market price of our common stock.

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

In April 2020, 1315 Capital consented to, and agreed to vote (by proxy or otherwise) their Series B Preferred Stock in favor of any “Fundamental Action” taken by the Company as determined by the Company’s Board of Directors. “Fundamental Actions” include the Company’s ability to a) authorize, create or issue any debt securities for borrowed money or funded debt; b) merge with or acquire all or substantially all of the assets of one or more other companies or entities with a value in excess of $20 million; c) transfer, by sale, exclusive license or otherwise, material intellectual property rights of the Company or any of its direct or indirect subsidiaries, other than those accomplished in the ordinary course of business; d) declare or pay any cash dividend or make any cash distribution on any equity interests of the Company other than the Series B Shares; e) incur any additional individual debt, indebtedness for borrowed money or other additional liabilities; and f) change any accounting methods or practices of the Company, except for those changes required by GAAP or applicable regulatory agencies or authorities.

Risks Related to our Clinical Services

Billing for our clinical services tests is complex, and we must dedicate substantial time and resources to the billing process to be paid for our clinical services tests.

Billing for clinical services is complex, time consuming and expensive. Depending on the billing arrangement and applicable law, we bill various payers, including Medicare, insurance companies and patients, all of which have different billing requirements. To the extent laws or contracts require us to bill patient co-payments or co-insurance; we must also comply with these requirements. We may also face increased risk in our collection efforts, including write-offs of doubtful accounts and long collection cycles, which could have a material adverse effect on our clinical services, results of operations and financial condition. Among others, the following factors make the billing process complex:

●	differences between the list price for our molecular diagnostic tests and the reimbursement rates of payers;

●	compliance with complex federal and state regulations related to billing Medicare;

●	changes in billing policy reimbursement by CMS;

●	disputes among payers as to which party is responsible for payment;

●	differences in coverage among payers and the effect of patient co-payments or co-insurance;

●	differences in information and billing requirements among payers;

●	incorrect or missing billing information;

●	the resources required to manage the billing and claims appeals process including those of our billing service providers;

●	our inability to bill timely and accurate requisitions and process denials efficiently may result in delayed collections and reduced reimbursement rates; and

●	the overall performance and effectiveness of our billing service providers.

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

We depend on a few payers for a significant portion of our revenue for our clinical services, and if one or more significant payers, including CMS, stops providing reimbursement or decreases the amount of reimbursement for our tests, or if we are unable to successfully negotiate additional reimbursement contracts for our clinical services tests, our revenue could decline and our commercial success could be compromised.

Revenue for clinical services tests performed on patients covered by Medicare was approximately 54% of our revenue for the fiscal year ended December 31, 2021. The percentage of our revenue derived from significant payers for our clinical services tests is expected to fluctuate from period to period as our revenue increases, as additional payers provide reimbursement for such tests, and in the event that one or more payers were to stop reimbursing for our clinical services tests or change their reimbursement amounts.

In January 2022, the Company announced that CMS issued a new billing policy whereby CMS will no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. On February 28, 2022, the Company announced that the National Correct Coding Initiative (NCCI) program issued a response on behalf of CMS stating that the January 2022 billing policy reimbursement change for ThyGeNEXT® (0245U) and ThyraMIR® (0018U) tests has been retroactively reversed to January 1, 2022. CMS is currently reimbursing the Company for one of its two thyroid tests, and has agreed to retroactively reimburse for the second test once they have completed their internal administrative adjustments. We have been notified by CMS/NCCI that processing of claims for dates of service after January 1, 2022 will be completed beginning July 1, 2022. As of the date of this filing, the Company has not yet realized the full cash collection benefit of current and retroactive Thyroid testing and such cash collections may be temporarily reduced or delayed until we resolved the matter with CMS.

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

Our success depends in part on the market’s confidence that we can provide reliable, high-quality molecular information products. There is no guarantee that the accuracy and reproducibility we have demonstrated to date will continue, particularly for clinical samples, as our test volume increases. We believe that our customers are likely to be particularly sensitive to product defects and errors, including if our products fail to detect genomic alterations with high accuracy from clinical specimens or if we fail to list, or inaccurately include, certain treatment options and available clinical trials in our product reports. As a result, the failure of our products to perform as expected would significantly impair our operating results and our reputation. We may be subject to legal claims arising from any defects or errors in our clinical services tests.

Our profitability will be impaired by our obligations to make royalty and milestone payments to our licensors for our clinical services tests.

In connection with our acquisition of certain assets of Asuragen in 2014, we currently license certain patents and know-how from Asuragen relating to (i) miRInform® thyroid and pancreas cancer diagnostic tests and other tests in development for thyroid cancer (the “Asuragen License Agreement”), and (ii) the sale of diagnostic devices and the performance of certain services relating to thyroid cancer (the “CPRIT License Agreement”). Pursuant to the Asuragen License Agreement and the CPRIT License Agreement, we are obligated to make certain royalty and milestone payments to Asuragen and the Cancer Prevention & Research Institute of Texas, or CPRIT. Under the Asuragen License Agreement, we are obligated to pay royalties on the future net sales of tests utilizing the miRInform® thyroid platform (i.e., ThyGeNEXT®), potentially on certain other thyroid diagnostics tests and potentially on other tests in development for thyroid cancer. A similar obligation exists if we elect to launch any molecular tests utilizing the miRInform® pancreas platform. We are also required by the CPRIT License Agreement with Asuragen to make certain related royalty payments to CPRIT.

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

Developing new tests, services and solutions will require us to devote considerable resources to research and development, which we may not be in a position to do. We may face challenges obtaining sufficient numbers of samples to validate a newly acquired or developed test or service. In order to develop and commercialize new tests and services, we need to:

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

If the FDA changes its enforcement policy as to LDTs or disagrees with our position that our clinical services tests are LDTs covered by the FDA’s current enforcement discretion policy, we could be subject to a number of enforcement actions, any of which could have a material adverse effect on our clinical services and/or incur substantial costs and delays associated with trying to obtain pre-market clearance or approval and comply with applicable post-market requirements.

Clinical laboratory tests like our clinical services tests are regulated under CLIA as well as by applicable state laws and may also be subject to FDA regulation, depending on how the test is classified. For example, the FDA regulates in vitro diagnostic tests (also called in vitro devices or “IVDs”), specimen collection kits, analyte specific reagents (ASRs), and instruments used in conducting diagnostic testing. Most tests that qualify as LDTs are currently subject to enforcement discretion by the FDA, but there is substantial uncertainty regarding the scope of the FDA’s enforcement discretion policy and the proper interpretation of the definition of LDTs (as set forth in the 2014 draft guidance described below, which defines LDTs as “those in vitro diagnostic devices (IVD) that are intended for clinical use and are designed, manufactured and used within a single laboratory”). In July 2014, the FDA issued two draft guidance documents: “Framework for Regulatory Oversight of Laboratory Developed Tests,” which provides an overview of how the FDA would regulate LDTs through a risk-based approach, and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests”, which provides guidance on how the FDA intends to collect information on existing LDTs, including adverse event reports. Pursuant to the Framework for Regulatory Oversight draft guidance, LDT manufacturers will be subject to medical device registration, listing, and adverse event reporting requirements. LDT manufacturers will be required to either submit a pre-market application and receive the FDA’s approval before an LDT may be marketed or submit a pre-market notification in advance of marketing unless subject to continued enforcement discretion. The Framework for Regulatory Oversight draft guidance states that within six months after the guidance documents are finalized, all laboratories will be required to give notice to the FDA and provide basic information concerning the nature of the LDTs offered.

On January 13, 2017, the FDA released a discussion paper on LDTs outlining a possible, substantially-revised risk-based approach for FDA and Centers for Medicare & Medicaid Services, or CMS, oversight of LDTs. According to the 2017 discussion paper, most previously marketed LDTs would not be expected to comply with most or all FDA oversight requirements (grandfathering), except for adverse event and malfunction reporting. In addition, certain new and significantly modified LDTs would not be expected to comply with pre-market review unless the agency determines certain tests could lead to patient harm. Since many LDTs currently on the market would be grandfathered in, pre-market review of new and significantly modified LDTs could be phased-in over a four-year period, as opposed to the nine years proposed in the Framework for Regulatory Oversight draft guidance. In addition, tests introduced after the effective date, but before their phase-in date, could continue to be offered during pre-market review.

The discussion paper notes that the FDA will focus on analytical and clinical validity as the basis for marketing authorization. The FDA anticipates laboratories that already conduct proper validation should not be expected to experience new costs for validating their tests to support marketing authorization and laboratories that conduct appropriate evaluations would not have to collect additional data to demonstrate analytical validity for FDA clearance or approval. The evidence of the analytical and clinical validity of all LDTs would be made publicly available. LDTs would be encouraged to submit prospective change protocols in their pre-market submission that outline specific types of anticipated changes, the procedures that will be followed to implement them and the criteria that will be met prior to implementation.

In March 2017, members of Congress posted a discussion draft of “The Diagnostics Accuracy and Innovation Act” (DAIA). The discussion draft included language that, if enacted, would have established a new regulatory framework for the oversight of in vitro clinical tests (“IVCTs”) which include LDTs. In 2020, members of Congress introduced “The Verifying Accurate, Leading-edge IVCT Development (VALID) Act”; this bill was re-introduced in substantially similar form in June 2021. If enacted, VALID would create a risk-based approach to regulate IVCTs while grandfathering many existing IVCTs. The new regulatory framework will include quality control and post-market reporting requirements. Each test will be classified as high-risk or low-risk. Pre-market review will be required for high-risk tests. To market a high-risk IVCT, reasonable assurance of analytical and clinical validity for the intended use must be established. Under VALID, a precertification process would be established which will allow a laboratory to establish that the facilities, methods, and controls used in the development of certain IVCTs meet quality system requirements. If pre-certified, low-risk IVCTs it develops will not be subject to pre-market review. The new regulatory framework will include quality control and post-market reporting requirements. The FDA will have the authority to withdraw from the market IVCTs if it is reasonably possible that such tests will cause serious adverse health consequences (among other criteria). We cannot predict whether this bill will become law or the ultimate impact of its passage, or other legislative or regulatory changes, would have on our business. If the FDA implements a new framework for enforcement of its regulations against LDTs, our existing products that are classified as LDTs, if any, and/or any of our future LDTs we seek to develop and market for clinical use, we may be required to obtain pre-certification or approval before continuing to market such tests in the U.S. We may not be able to obtain such pre-certifications or approvals on a timely basis or at all. Our business could be negatively impacted as a result of commercial delay that may be caused by any new requirements.

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

Risks Related to our Pharma Services

We may not realize all of the anticipated benefits of the acquisition of our pharma services business or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating the pharma services business.

Our ability to realize the anticipated benefits of the acquisition of the pharma services business depends, to a large extent, on our ability to integrate it successfully. The combination and integration of two independent operations is a complex, costly and time-consuming process. As a result, we have been required and are continuing to devote significant management attention and resources to integrating the business practices and operations of our pharma services with our clinical services practices and operations. The integration process, which includes moving laboratory locations, may disrupt the operations and, if implemented ineffectively or if impacted by unforeseen negative economic or market conditions or other factors, we may not realize the full anticipated benefits of the acquisition. Our failure to meet the challenges involved in integrating the two operations to realize the anticipated benefits of such acquisition could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.

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

Furthermore, additional unanticipated costs which may be incurred in the continuing integration of operations or unanticipated increases in expenses unrelated to the acquisition of our pharma services may offset the expected benefits from the acquisition of our pharma services. In addition, our acquisition of the pharma services business has resulted in the incurrence of additional amortization expenses related to intangible assets, which could have a material adverse effect on the Company’s financial condition, operating results, and cash flow. Further, the acquisition of the pharma services business resulted in the Company recording significant goodwill and other assets, and we may be required to incur impairment charges, which could adversely affect our consolidated financial position and results of operations. Since the acquisition, we have also undergone several cost-cutting initiatives with our pharma services business, including reductions in headcount. Further, during Fiscal 2021, the Company experienced a fairly significant decrease in volume within pharma services. The decrease in revenue within pharma services was approximately 32% from the comparable prior year period. Such revenue headwinds may continue in future periods. As such, all of these factors could decrease or delay the expected accretive effect of the pharma services business acquisition and negatively impact our business, financial condition and results of operations. As a result, we cannot be certain that the integration process and resulting combined operations will result in the realization of the full benefits anticipated from the acquisition.

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

As a small company with less than 200 employees, the success of our business depends largely on the skills, experience and performance of members of our senior management team, including our chief executive officer and chief financial officer, and others in key management positions. During January and February 2021, we experienced turnover in our chief executive officer and chief financial officer positions. The efforts of these persons will be critical to us as we continue to grow our clinical services and develop and/or acquire additional molecular diagnostic tests, and increase or maintain pharma services tests and service revenue or to successfully develop and commercialize other pharma services proprietary tests and services. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy. In addition, our commercial laboratory operations depend on our ability to attract and retain highly skilled scientists, including licensed clinical laboratory scientists. We may not be able to attract or retain qualified scientists and technicians in the future due to the competition for qualified personnel, and we may have to pay higher salaries to attract and retain qualified personnel. We may also be at a disadvantage in recruiting and retaining key personnel as our small size, limited resources, and limited liquidity may be viewed as providing a less stable environment, with fewer opportunities than would be the case at one of our larger competitors. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our clinical laboratory and commercialization.

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

We compete with physicians and the medical community who use traditional methods to diagnose gastrointestinal, endocrine and lung cancers and to conduct clinical trials. In many cases, practice guidelines in the United States have recommended non-molecular testing like cytology or diagnostic surgery to determine if a patient’s condition is malignant or benign. As a result, we believe that we will need to continue to educate physicians and the medical community on the value and benefits of our clinical services tests in order to impact clinical practices. In addition, we face competition from other companies that offer diagnostic tests. Specifically, in regard to our thyroid diagnostic tests, Veracyte has thyroid nodule cancer diagnostic tests which are currently on the market that compete with our ThyGeNEXT® and ThyraMIR® tests. Quest currently offers Veracyte’s tests via a co-marketing agreement, and CBL is offering a diagnostic test performed via the University of Pittsburgh Medical Center (UPMC) that analyzes genetic alterations using next-generation sequencing mutation panel for pancreatic cysts. While we do not believe we currently have significant direct competition for PancraGEN® in the gastrointestinal market, technology such as a next-generation sequencing mutation panel could in the future lead to increased competition.

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

The laboratories and equipment we use to perform our tests and services would be costly to replace and could require substantial lead time to replace and qualify for use if they became inoperable. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, power outages, and health epidemics or pandemics, including the outbreak of Coronavirus (COVID-19), which may render it difficult or impossible for us to perform our testing or services for some period of time or to receive and store samples. The inability to perform our tests or services for even a short period of time, including due to disruption in staffing, supplies, distribution, or transport or temporary closures related to an outbreak of disease such as COVID-19, may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all. In addition, COVID-19 has materially and adversely impacted our operations particularly during portions of 2020. Further continued spread of COVID-19 globally and resulting travel and other restrictions that may be imposed could negatively impact our ability to obtain raw materials needed for manufacture of our clinical services testing, our ability to provide testing and our pharma services to patients, our financial condition and our results of operation. The extent to which COVID-19 and global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the COVID-19 outbreak.

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

Our business requires that we and our third-party service providers collect and store sensitive data, including PHI, personally identifiable information such as genetic information or credit card information about patients or other individuals, and our proprietary business and financial information. We must comply with the HIPAA and HITECH privacy, security, and breach notification regulations with respect to PHI in our capacity as a covered entity and business associate, and with consumer protection and consumer privacy laws that apply to our processing of this sensitive data, which may increase our operational costs. Furthermore, the privacy, security, and breach notification regulations implemented under HIPAA and HITECH as well as other federal and state consumer protection and consumer privacy laws and regulations that may apply to us provide for significant fines and other penalties, including potential civil and criminal fines and penalties, for non-compliance. We face a number of risks relative to our protection of, and our service providers’ protection of, this critical information, other personally identifiable information, and our proprietary business and financial information, including loss of access, fraudulent modifications, inappropriate disclosure and inappropriate access, as well as risks associated with our ability to identify and audit such events. The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. If such event would occur and cause interruptions in our operations, our networks would be compromised and the information we store on those networks could be accessed by unauthorized parties, publicly disclosed, modified without our knowledge, lost or stolen. In 2017, we discovered malware installed on certain servers. After an internal investigation, we do not believe that any PHI or other sensitive data on the affected servers was accessed or compromised. We removed the malware, and enhanced our cybersecurity procedures.

Additionally, we engage third-party contractors who, insofar as they are our business associates, are contractually and legally obligated to safeguard and maintain the confidentiality of any PHI that they create, receive, maintain, transmit, use, or disclose on our behalf. Unauthorized persons may be able to gain access to PHI stored by such third-party contractors, including in their computer networks. Any wrongful use or disclosure of PHI by us or our third-party contractors, including disclosure due to data theft or unauthorized access to our or our third-party contractors’ computer networks, could subject us to fines or penalties that could adversely affect our business and results of operations. Although HIPAA and HITECH and their implementing regulations do not expressly provide for a private right of damages, they permit state attorneys general to bring civil actions and obtain damages on behalf of state residents for violations, and enjoin further violations, of the privacy and security regulations implemented under HIPAA. We also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information by us or our third-party contractors. Unauthorized access, loss, modification or dissemination could disrupt our operations, including our ability to process tests, provide test results, bill payers or patients, process claims, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our solution and other patient and physician education and outreach efforts through our website, or manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business. In addition, the interpretation and application of consumer, health-related or other data protection laws in the United States are often uncertain, contradictory and in flux, particularly as more states enact comprehensive consumer privacy laws. It is possible that these various laws may be interpreted and applied in a manner that is inconsistent with our practices. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.

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

We are subject to CLIA regulations, a Federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of any disease, or impairment of, or the assessment of the health of, human beings. CLIA regulations mandate specific personnel qualifications, facilities administration, quality systems, inspections and proficiency testing. CLIA certification is also required in order for us to be eligible to bill federal and state healthcare programs, as well as many private third-party payers, for our molecular diagnostic tests. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories. We are also required to maintain State licenses to conduct testing in our Pittsburgh, Pennsylvania laboratory. Pennsylvania law requires that we maintain a license, and establish standards for the day-to-day operation of our clinical reference laboratory in Pittsburgh, Pennsylvania. In addition, our Pittsburgh laboratory is required to be licensed by certain states, including California, Maryland, New York and Rhode Island. New York law requires us to obtain test-specific approval before offering our tests as LDT. California, Maryland, New York and Rhode Island laws also mandate proficiency testing for laboratories licensed under the laws of each respective State regardless of whether such laboratories are located in California, Maryland, New York or Rhode Island. If we were unable to obtain or maintain our CLIA certificate for our laboratories, whether as a result of revocation, suspension or limitation, we would no longer be able to perform our current clinical services and pharma services, which could have a material adverse effect on our business, financial condition and results of operations. If we were to lose our licenses issued by States where we are required to hold licenses, if such licenses expired or were not renewed, or if we failed to obtain and maintain a State license that we are required to hold, we may be subject to significant fines, penalties and liability, and may be forced to cease testing (if Pennsylvania) or cease testing specimens from those States (if California, New York, Maryland, or Rhode Island), which could have a material adverse effect on our business, financial condition and results of operations. New molecular diagnostic tests and pharma services we may develop may be subject to new requirements by governmental bodies, including state governments, and we may not be able to offer our new molecular diagnostic tests or pharma services in such jurisdictions until such requirements are met.

Legislation reforming the U.S. healthcare system may have a material adverse effect on our financial condition and operations.

PPACA made changes that significantly affected the pharmaceutical, medical device and clinical laboratory industries. For example, PPACA includes coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. PPACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physicians, lower thresholds for violations and increasing potential penalties for such violations. The effect of PPACA and any potential changes that may be necessitated by the legislation is uncertain, any of which may potentially affect our business.

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

PPACA, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product or service, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our products. At the same time, there have been significant ongoing efforts to repeal, revise, or replace PPACA; however, the U.S. Supreme Court upheld the law in 2021.

President Biden has used executive orders to undo certain changes to the PPACA made by the Trump administration and has indicated it will advocate for legislation to build on the PPACA. It is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the PPACA, the Medicare and Medicaid programs, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

For example, Medicare payment rates have been – and in the future, will continue to be, to varying extents, subject to sequestration. Reductions resulting from the Congressional sequester are applied to total claim payments made; however, they do not currently result in a rebasing of the negotiated or established Medicare or Medicaid reimbursement rates.

State legislation on reimbursement applies to Medicaid reimbursement and Managed Medicaid reimbursement rates within that state. Some states have passed or proposed legislation that would revise reimbursement methodology for clinical laboratory payment rates under those Medicaid programs.

In April 2014, President Obama signed the Protecting Access to Medicare Act, or PAMA, which included a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, CLFS payment rates are based upon the weighted median of private payor rates for each type of laboratory test. To calculate these rates, PAMA requires CLIA-certified laboratories that receive a majority of their Medicare revenue from payments made under the CLFS and the Physician Fee Schedule, and receive at least $12,500 in CLFS revenue, within the 6-month reporting period, to report private payor rates and volumes for their tests with specific CPT codes based on final payments made during a 6-month period of data collection (from January 1 through June 30 of the applicable year). For most laboratory tests, the CLFS is updated every three years, but rates are updated annually for Advanced Diagnostic Laboratory Tests, or ADLTs. The first private payor rate-based CLFS was based on data collected from January 1 through June 30, 2016, and, following an initial, one-year delay became effective on January 1, 2018. CMS published final rules implementing these changes in 2016 and 2018.

Under the revised Medicare Clinical Laboratory Fee Schedule, reimbursement for clinical laboratory testing was reduced for most tests in 2018, 2019, and 2020. PAMA (as revised) calls for further revisions of the Medicare Clinical Laboratory Fee Schedule for years after 2022, based on future surveys of market rates. Further reductions in reimbursement may result from such revisions.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act, as amended by the Protecting Medicare and American Farmers from Sequester Cuts Act, revised payment reductions and the data reporting schedule for CDLTs that are not ADLTs. Under these laws, the next data reporting period is January 1, 2023 through March 31, 2023, and will be based upon the data collected during the January 1, 2019 to June 30, 2019 period. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2018 through 2020 and to 15% per test per year in each of the years 2023 through 2025. Payments will not be reduced for 2021 or 2022 for CDLTs.

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us. There is additional uncertainty in light of the current Presidential administration. The taxes imposed by federal legislation, cost reduction measures and the expansion in the role of the U.S. government in the healthcare industry may result in decreased revenue, lower reimbursement by payers for our tests or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

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

We are subject to regulation by both the federal government and the governments of the states in which we conduct our operations. The federal and state laws which may apply to us include, but are not limited to:

●	The Food, Drug and Cosmetic Act, as supplemented by various other statutes;

●	CLIA and state licensing requirements;

●	Manufacturing and promotion laws;

●	Medicare and Medicaid billing and payment regulations applicable to clinical laboratories;

●	The Eliminating Kickbacks in Recovery Act of 2018 (EKRA), which prohibits the solicitation, receipt, payment or offer of any remuneration (including any kickback, bribe, or rebate) directly or indirectly, overtly or covertly, in cash or in kind, in return for referring a patient or patronage to a recovery home, clinical treatment facility, or laboratory for services covered by both government and private payers;

●	The Federal Anti-Kickback Statute (and state equivalents), which prohibits knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal healthcare program;

●	The Federal physician self-referral law, commonly referred to as the “Stark Law,” (and state equivalents), which prohibits a physician from making a referral for certain designated health services covered by the Medicare program, including laboratory and pathology services, if the physician or an immediate family member has a financial relationship with the entity providing the designated health services, unless the financial relationship falls within an applicable exception to the prohibition;

●	HIPAA, which established comprehensive federal standards with respect to the privacy and security of PHI and requirements for the use of certain standardized electronic transactions, and amendments made in 2013 to HIPAA under the Health Information Technology for Economic and Clinical Health Act, which strengthen and expand HIPAA privacy and security compliance requirements, increase penalties for violators, extend enforcement authority to state attorneys general, and impose requirements for breach notification;

●	The FTC Act and various state consumer privacy laws, which require regulated entities to take reasonable steps to safeguard the personal information of consumers, minimize its use and provide consumers with certain rights as to their personal data such as the right to correct or delete their personal information;

●	The Federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

●	The Federal False Claims Act (and state equivalents), which imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government;

●	The federal transparency requirements under the PPACA, including the provisions commonly referred to as the Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;

●	Other federal and state fraud and abuse laws, prohibitions on self-referral and kickbacks, fee-splitting restrictions, prohibitions on the provision of products at no or discounted cost to induce physician or patient adoption, and false claims acts, transparency, reporting, and disclosure requirements, which may extend to services reimbursable by any third-party payer, including private insurers;

●	The prohibition on reassignment of Medicare claims, which, subject to certain exceptions, precludes the reassignment of Medicare claims to any other party;

●	The Protecting Access to Medicare Act of 2014, which requires us to report private payer rates and test volumes for specific CPT codes on a triennial basis and imposes penalties for failures to report, omissions, or misrepresentations;

●	The rules regarding billing for diagnostic tests reimbursable by the Medicare program, which prohibit a physician or other supplier from marking up the price of the technical component or professional component of a diagnostic test ordered by the physician or other supplier and supervised or performed by a physician who does not “share a practice” with the billing physician or supplier; and

●	State laws that prohibit other specified practices related to billing such as billing physicians for testing that they order, waiving coinsurance, co-payments, deductibles, and other amounts owed by patients, and billing a State Medicaid program at a price that is higher than what is charged to other payers.

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

The pharmaceutical, biotechnology and healthcare industries are subject to a high degree of governmental regulation. Significant changes in these regulations affecting our business could result in the imposition of additional restrictions on our business, additional costs to us in providing our tests or services to our customers or otherwise negatively impact our business operations. Changes in governmental regulations mandating price controls and limitations on patient access to our products could also reduce, eliminate or otherwise negatively impact our sales. Additional changes may be forthcoming in light of the current Presidential administration.

Risks Relating To Our Intellectual Property

If we are unable to protect our intellectual property effectively, our business would be harmed.

We rely on patent protection as well as trademark, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technology. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. While we apply for patents covering our products and technologies and uses thereof, we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in relevant jurisdictions. Others could seek to design around our current or future patented technologies. We may not be successful in defending any challenges made against our patents or patent applications. On January 16, 2018, we were notified that an Opposition had been filed against EP patent #2772550 alleging that the patent is invalid. On February 25, 2019, the European Patent Office Opposition Division issued a decision revoking the patent on grounds that the claims were not supported by a valid basis. On April 25, 2019, we filed a Notice of Appeal challenging the European Patent Office Opposition Division and we are waiting for the appeal to be decided. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation, such as oppositions or post-grant reviews can be uncertain and any attempt by us to enforce our patent rights against others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.

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

We have incurred net losses since 2015 and may never achieve or sustain profitability. As of the fiscal year ended December 31, 2021, we had U.S. federal and state net operating losses, or NOLs, of approximately $118.6 million and $56.3 million respectively. Subject to the final two sentences of this paragraph, the federal and state NOL carryforwards will begin to expire, if not utilized, beginning in 2028 for certain states. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current federal income tax law, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of Federal taxable income.

To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. We may be limited in the portion of NOL and tax credit carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. Sections 382 and 383 of Internal Revenue Code of 1986, or the Code, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The limitation could prevent us from using some or all of our NOLs and tax credits, as it places a formula limit of how much of our NOL and tax credit carryforwards we would be permitted to use in a tax year. The amount of the annual limitation, if any, will be determined based on the value of our company immediately prior to an ownership change. During the periods 2017 through 2019, the company experienced greater than 50% changes in ownership and as a result, NOLs attributable to the pre-ownership change are subject to a substantial annual limitation under Section 382 of the Code due to the ownership changes. The Company has adjusted their NOL carryforwards to address the impact of the Section 382 ownership changes. Federal Net Operating Losses of $71.2 million are subject to annual limitation as of the ownership changes for ownership changes. The remaining $47.4 million of NOLs incurred post July 15, 2019 are not subject to any annual limitation and can be carried forward indefinitely. Subsequent ownership changes may further affect the limitation in future years. In the event we have undergone or will undergo an ownership change under Section 382 of the Code, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may become subject to these limitations, which could potentially result in increased future tax liability to us.

Comprehensive tax reform could adversely affect our business and financial condition.

New income, sales and use or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified or applied adversely to us. These events could require us to pay additional taxes on a prospective or retroactive basis, as well as penalties, interest and other costs for past amounts deemed to be due. New laws, or laws that are changed, modified or newly interpreted or applied, also could increase our compliance, operating and other costs, as well as the costs of our products. For example, the Tax Cuts and Jobs Act of 2017 enacted many significant changes to the U.S. tax laws, some of which were further modified by the Coronavirus Aid, Relief, and Economic Security Act, and may be modified in the future by the current or a future presidential administration. In addition, it is uncertain if and to what extent various states will conform to current federal law, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net operating losses, and other deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets and could increase our future tax expense.

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

The efficient operation of our business is dependent on our information technology and communications systems. Increasingly, we are also dependent upon our ability to electronically interface with our customers. The failure of these systems to operate as anticipated could disrupt our business and result in decreased revenue and increased overhead costs. In addition, we do not have complete redundancy for all of our systems and our disaster recovery planning cannot account for all eventualities. Our information technology and communications systems, including the information technology systems and services that are maintained by third party vendors, are vulnerable to damage or interruption from natural disasters, fire, terrorist attacks, epidemics, pandemics including COVID-19, malicious attacks by computer viruses or hackers, power loss, failure of computer systems, Internet, telecommunications or data networks. In 2017, we discovered malware installed on certain clinical services servers. We do not believe that any data on the affected servers was accessed or compromised. We removed the malware, and enhanced our cybersecurity procedures. Additionally, our clinical services and pharma services are largely dependent on our partially internally developed and partially purchased Laboratory Information Management Systems or LIMS, which is our automated basis of managing operations and storing data and customer information. If these systems or services become unavailable or suffer a security breach, or are uneconomical or impossible to update and modify, we may expend significant resources to address these problems, and our reputation, business and results of operations could be materially and adversely affected.

Risks Related To Our Common Stock Price

The price and trading volume of our common stock may be highly volatile and could be further affected by events not within our control, and an investment in our common stock could suffer a decline in value.

During 2021, our common stock traded at a low of $2.98 and a high of $10.51. During 2020, our common stock traded at a low of $2.57 and a high of $11.00. Volatility in our stock price or trading volume may be in response to various factors, some of which may be beyond our control. In addition to the other factors discussed or incorporated by reference herein, factors that may cause fluctuations in our stock price or trading volume, include, among others:

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

The issuance of additional shares of our common stock in any future offerings could be dilutive to stockholders. In order to raise additional capital, such securities may be at prices that are not the same as the price per share in previous offerings. We cannot assure investors that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors in previous offerings, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. Moreover, to the extent that we issue options or warrants to purchase, or securities convertible into or exchangeable for, shares of our common stock in the future (including our Series B Preferred Stock), and those options, warrants or other securities are exercised, converted or exchanged, stockholders may experience further dilution.

The delisting of our common stock from Nasdaq and subsequent trading on OTCQX® has adversely affected our common stock and business and financial condition.

On February 25, 2020, our common stock was delisted from the Nasdaq Capital Market (“Nasdaq”) and commenced trading on the OTCQX® Best Market tier of the OTC Markets Group Inc. (the “OTCQX”), an electronic quotation service operated by OTC Markets Group Inc.

Trading in stock quoted on the OTCQX is often thin, volatile, and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the issuer’s operations, results or business prospects. The availability of buyers and sellers represented by this volatility could lead to a market price for our Common Stock that is unrelated to operating performance. Moreover, the OTCQX is not a stock exchange, and trading of securities quoted on the OTCQX is often more volatile than the trading of securities listed on a stock exchange like Nasdaq or the New York Stock Exchange. The OTCQX quotation system may provide less liquidity than Nasdaq.

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

We also recently spent considerable management time in connection with our restatement of previously issued financial statements contained in our Annual Reports on Form 10-K for the years ended December 31, 2014 through 2019 as well as the financial statements contained in the Quarterly Reports on Form 10-Q for each quarterly period within those fiscal years as well as the quarterly periods ended March 31, 2020 and June 30, 2020. This was due to evaluating and recording an impairment charge and amortization expense relating to our BarreGen asset, as disclosed in Item 9A of our Report on Form 10-K for the fiscal year 2021.

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

Risks Relating to Our Corporate Structure and Our Common Stock

We have a substantial number of authorized shares of common and preferred stock available for future issuance that could cause dilution of our stockholders’ interest, adversely impact the rights of holders of our common stock and cause our stock price to decline.

We have a total of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized for issuance. As of December 31, 2021, we had 95,771,831 shares of common stock and 4,953,000 shares of preferred stock available for issuance. As of December 31, 2021, we have reserved 961,450 shares of our common stock for issuance under our 2019 Equity Incentive Plan and 25,715 shares of our common stock for issuance under our Employee Stock Purchase Plan and 602,077 additional shares available for future grants of awards under our 2019 Equity Incentive Plan as well as warrants for 1,404,648 shares of our common stock outstanding at prices ranging from $9.40 to $46.90 per warrant share. As of December 31, 2021, the aggregate number of shares of common stock that may be issued through conversion of all of the outstanding Series B Preferred Stock is 7,833,334. Provided that we have a sufficient number of unreserved authorized capital stock available, we may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Those additional issuances of capital stock could result in substantial dilution of our existing stockholders. Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes or the conversion ratio of any issued preferred stock is lower than the book value per share of our common stock at the time of such exercise or conversion. Additionally, new investors in any subsequent issuances of our securities could gain rights, preferences and privileges senior to those of holders of common stock.

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

Our corporate headquarters are located in Parsippany, New Jersey where we lease approximately 6,000 square feet. The lease runs through September 2022. Our diagnostic laboratory facility is located in Pittsburgh, Pennsylvania where we lease approximately 21,400 square feet. Our Pittsburgh, Pennsylvania lease runs through June 30, 2023. Our pharma services laboratory facilities are located in Research Triangle Park (RTP) in Morrisville, North Carolina where we lease approximately 24,900 square feet. The Morrisville lease runs through May 2030.

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

Market Information

Effective February 25, 2021, our common stock was delisted from The Nasdaq Capital Market and began trading on the OTCQX Best Market under the symbol “IDXG.” OTCQX Best Market quotations reflect inter-dealer prices and may not necessarily represent actual transactions.

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

Holders of Record

We had 197 stockholders of record as of February 28, 2022. Not reflected in the number of stockholders of record are persons who beneficially own shares of common stock held in nominee or street name.

Dividends

We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future. Future earnings, if any, will be used to finance the future operation and growth of our businesses.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties and assumptions. You should review the Risk Factors sections of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See Forward-Looking Statement Information at the beginning of this Form 10-K.

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

Impact of COVID-19 pandemic

The COVID-19 pandemic, together with related precautionary measures, continues to impact portions of the regions in which we operate. These regions are attempting to address the COVID-19 pandemic in varying ways, including stay-at-home orders, temporarily closing businesses, restricting gatherings, restricting travel, and mandating social distancing and face coverings. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting and may vary from location to location.

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

We continue to monitor the COVID-19 pandemic and the guidance that is being provided by relevant federal, state and local public health authorities and may take additional actions based upon their recommendations. It is possible that we may have to make adjustments to our operating plans in reaction to developments that are beyond our control.

Lab closures experienced thus far by the Company have consisted of periodic, temporary work stoppages to clean and disinfect the labs; however, this could change in the future based upon conditions caused by the pandemic. It is also possible that we could experience supply chain shortages if the pandemic worsens and if one or more suppliers is unable to continue to provide us with supplies. For the foreseeable future, however, we do not anticipate supply chain shortages of critical supplies.

We have developed contingency plans and will continue to monitor and update them in order to mitigate pandemic-related, adverse financial impacts upon our business.

Clinical services

Our clinical services provide clinically useful molecular diagnostic tests, bioinformatics and pathology services for evaluating cancer risk by leveraging the latest technology in personalized medicine for improved patient diagnosis and management. We develop and commercialize genomic tests and related first line assays principally focused on early detection of patients with indeterminate biopsies and at high risk of cancer using the latest technology to help personalized medicine and improve patient diagnosis and management. Our tests and services provide mutational analysis of genomic material contained in suspicious cysts, nodules and lesions with the goal of better informing treatment decisions in patients at risk of thyroid, pancreatic, and other cancers. The laboratory developed molecular diagnostic tests we offer are designed to enable healthcare providers to better assess cancer risk, helping to avoid unnecessary surgical treatment in patients at low risk. We currently have five commercialized molecular diagnostic tests in the marketplace: PancraGEN®, which is a pancreatic cyst and pancreaticobiliary solid lesion genomic test for the diagnosis and prognosis of pancreatic cancer; PanDNA, a “molecular only” version of PancraGEN® that provides physicians a snapshot of a limited number of factors enabling physicians to better assess risk of pancreaticobiliary cancers using our proprietary PathFinderTG® platform; ThyGeNEXT®, which is an expanded oncogenic mutation panel that helps identify malignant thyroid nodules; ThyraMIR®, which assesses thyroid nodules for risk of malignancy utilizing a proprietary microRNA gene expression assay; and RespriDx®, which is a genomic test that helps physicians differentiate metastatic or recurrent lung cancer from the presence of newly formed primary lung cancer and which also utilizes our PathFinderTG® platform to compare the genomic fingerprint of two or more sites of lung cancer. In addition, BarreGEN®, a molecular based assay that helps resolve the risk of progression of Barrett’s Esophagus to esophageal cancer, is currently in a clinical evaluation program (CEP) whereby we gather information from physicians using BarreGEN® to assist us in gathering clinical evidence relative to the safety and performance of the test. We currently have a multicenter study underway to further assess the ability of BarreGEN® to accurately predict progression to high grade dysplasia or cancer and to assist us in positioning our product for full launch, partnering, and potentially supporting reimbursement with payers.

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

The global molecular diagnostics market is estimated to be $11.77 billion (USD) in 2021 and is expected to grow to $18.1 billion (USD) by 2026 with a CAGR of 9.0% between 2021 and 2026, according to Market Data Forecast’s Molecular Diagnostics Market report (ID: 10293, published January 2022).

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

In January 2022, we announced that CMS issued a new billing policy whereby CMS will no longer reimburse for the use of our ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. On February 28, 2022, we announced that the National Correct Coding Initiative (NCCI) program issued a response on behalf of CMS stating that the January 2022 billing policy reimbursement change for ThyGeNEXT® (0245U) and ThyraMIR® (0018U) tests has been retroactively reversed to January 1, 2022. CMS is currently reimbursing the Company for one of its two thyroid tests, and has agreed to retroactively reimburse for the second test once they have completed their internal administrative adjustments. We have been notified by CMS/NCCI that processing of claims for dates of service after January 1, 2022 will be completed beginning July 1, 2022. As of the date of this filing, we have not yet realized the full cash collection benefit of current and retroactive Thyroid testing and such cash collections may be temporarily reduced or delayed until we resolved the matter with CMS.

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

Molecular- and biomarker-based testing services have been altering the clinical trials landscape by providing biotech and pharmaceutical companies with information about trial subjects’ genetic profiles that may be able to inform researchers whether or not a subject will benefit from the trial drug or will experience adverse effects. Streamlined subject selection and stratification, and tailored therapies selected to maximally benefit each group of subjects may increase the number of trials that result in approved therapies and make conducting clinical trials more efficient and less costly for biotech and pharmaceutical companies. In 2021, over 50 new drugs were approved by the FDA, and 20% of these drugs were oncology-focused, highlighting the potential value of incorporating genomic information into oncology clinical trial design.

In addition to the tests and services provided to our pharma customers, we custom develop Next Generation Sequencing (NGS) panels for our customers focused on pharmacogenomics and oncology.

We also utilize our laboratories to provide clinical trial services to the pharmaceutical and biotech industries to improve the efficiency and economic viability of clinical trials. Our clinical trials services leverage our knowledge of clinical oncology and molecular diagnostics and our laboratories’ fully integrated capabilities. We believe our laboratory is one of a few with the capability to combine somatic and germline mutational analyses in clinical trials. We operate through a CLIA certificated and CAP accredited laboratory located in Morrisville, North Carolina.

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

Transition costs

To optimize the operations of laboratory operations within our pharma services, we transitioned activities from the Rutherford, NJ facility to our Morrisville, NC facility. We invested several million dollars to facilitate this relocation which was completed in March 2021, including but not limited to the transfer of personnel, expansion of the Morrisville facility and validation of transferred processes. We believe that this investment will result in a reduction in future operating costs; however, it is not certain whether we will fully realize the anticipated savings. We have also undergone several other cost-cutting initiatives, primarily reductions in headcount, and those costs are categorized as transition expenses as well.

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

Our lease terms include all non-cancelable periods and may include options to extend (or to not terminate) the lease when it is reasonably certain that we will exercise that option. Leases with terms of twelve months or less at the commencement date are expensed on a straight-line basis over the lease term and do not result in the recognition of an asset or liability. See Note 8, Leases.

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

Significant judgment is also required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. We currently have significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences. The realization of these assets is dependent on generating future taxable income. We perform an analysis quarterly to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets. Our recent operating results and projections of future income weighed heavily in our overall assessment. The existing and forecasted levels of pretax earnings for financial reporting purposes are not sufficient to generate future taxable income and realize our deferred tax assets and, as a result, we established a full federal and state valuation allowance for the net deferred tax assets at December 31, 2021 and 2020, as we determined that it was more likely than not that these assets would not be realized.

The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL, and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, as well as similar state tax provisions. The amount of the annual limitation, if any, will be determined based on the value of our company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. Additionally, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, therefore, we may not be able to take full advantage of these carry forwards for federal income tax purposes. . During 2021, the Company completed a 382 assessment of the available NOLs under Section 382 and determined that the Company underwent an ownership change on September 30, 2017 and July 15, 2019, and as a result, NOLs attributable to the pre-ownership change are subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to the multiple ownership changes. The Company has adjusted their NOL carryforwards to address the impact of the 382 ownership change.

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

We primarily use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards is made on the date of grant and is affected by our stock price as well as assumptions made regarding a number of complex and subjective variables. These assumptions include: our expected stock price volatility over the term of the awards; actual and projected employee stock option exercise behaviors; the risk-free interest rate; and expected dividend yield.

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

	Years Ended December 31,
	2021	2021	2020	2020

Revenue, net	$41,314	100.0%	$32,398	100.0%
Cost of revenue	23,369	56.6%	21,673	66.9%
Gross profit	17,945	43.4%	10,725	33.1%
Operating expenses:
Sales and marketing	10,067	24.4%	9,254	28.6%
Research and development	1,882	4.6%	2,795	8.6%
General and administrative	13,669	33.1%	18,192	56.2%
Transition expense	2,585	6.3%	2,578	8.0%
Loss on DiamiR transaction	13	0.0%	-	0.0%
Acquisition related amortization expense	4,064	9.8%	4,461	13.8%
Change in fair value of contingent consideration	(338)	-0.8%	(489)	-1.5%
Total operating expenses	31,942	77.3%	36,791	113.6%

Operating loss	(13,997)	-33.9%	(26,066)	-80.5%
Interest accretion expense	(496)	-1.2%	(549)	-1.7%
Related party interest	(424)	-1.0%	-	0.0%
Other (expense) income, net	(496)	-1.2%	467	1.4%
Loss from continuing operations before tax	(15,413)	-37.3%	(26,148)	-80.7%
(Benefit) provision for income taxes	(667)	-1.6%	53	0.2%
Loss from continuing operations	(14,746)	-35.7%	(26,201)	-80.9%

Loss from discontinued operations, net of tax	(197)	-0.5%	(250)	-0.8%

Net loss	$(14,943)	-36.2%	$(26,451)	-81.6%

Revenue, net

Consolidated revenue for the year ended December 31, 2021 increased by $8.9 million, or 28%, to $41.3 million, compared to $32.4 million for the year ended December 31, 2020. The increase in net revenue was driven by increased reimbursement rates and increased clinical services volume as the year ended December 31, 2020 was impacted by the pandemic. This increase was partially offset by a fairly significant decrease in volume within pharma services. The decrease in revenue within pharma services was approximately 32% from the comparable prior year period.

Cost of revenue

Consolidated cost of revenue for the year ended December 31, 2021 increased by $1.7 million, or 8%, to $23.4 million, compared to $21.7 million for the year ended December 31, 2020. This increase is primarily attributed to the increased volume associated with the clinical services business.

Gross Profit

Consolidated gross profit for the year ended December 31, 2021 increased $7.2 million, or 67%, to $17.9 million, compared to $10.7 million for the year ended December 31, 2020. The increase can be attributed to increased reimbursement rates as well as the change in the gross profit mix.

Sales and marketing expense

Consolidated sales and marketing expense was $10.1 million for the year ended December 31, 2021, as compared to $9.3 million for the year ended December 31, 2020. As a percentage of revenue, sales and marketing expense decreased to 24% from 29% in the comparable prior year period due to the higher revenue for the year ended December 31, 2021.

Research and development

Research and development expense was $1.9 million for the year ended December 31, 2021 and $2.8 million for the year ended December 31, 2020 due to lower professional services and employee costs. As a percentage of revenue, research and development expense decreased to 5% from 9% in the comparable prior year period.

General and administrative

General and administrative expense for the year ended December 31, 2021 was $13.7 million as compared to $18.2 million for the year ended December 31, 2020. The decrease can be primarily attributed to the closing of the Rutherford, NJ office as well as employee and consulting costs associated with the closure. The year ended December 31, 2020 also included approximately $1.1 million in executive severance costs. As a percentage of net revenue, general and administrative expense was 33% for the year ended December 31, 2021 as compared to 56% for the year ended December 31, 2020.

Transition expense

Transition expense was approximately $2.6 million for the year ended December 31, 2021 and $2.6 million for the year ended December 31, 2020. These expenses are primarily related to the Rutherford, NJ lab closing and subsequent move to North Carolina, as well as other cost-saving initiatives, primarily reductions in headcount and the implementation of a new laboratory information system.

Loss on DiamiR transaction

During the year ended December 31, 2021 there was a loss of $0.01 million on the disposition of New Haven, CT laboratory to DiamiR in April 2021.

Acquisition related amortization expense

During the years ended December 31, 2021 and December 31, 2020, we recorded amortization expense of approximately $4.1 million and $4.5 million, respectively, which is related to intangible assets associated with our acquisitions.

Change in fair value of contingent consideration

During the year ended December 31, 2021, there was a $0.3 million decrease in the contingent consideration liability. During the year ended December 31, 2020, there was a $0.5 million decrease in the contingent consideration liability related thereto.

Operating loss

There were consolidated operating losses from continuing operations of $14.0 million and $26.1 million during the years ended December 31, 2021 and 2020, respectively.

(Benefit) provision for income taxes

The income tax benefit was approximately $0.7 million for the year ended December 31, 2021 and which primarily pertained to the Company’s sale of NOLs of approximately $0.7 million under the State of New Jersey’s Technology Business Tax Certificate Transfer Program. Income tax expense of $0.1 million for the year ended December 31, 2020 was primarily driven by minimum state and local taxes.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of $0.2 million for the year ended December 31, 2021 as compared to a loss from discontinued operations of $0.3 million for the year ended December 31, 2020.

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

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Years Ended
	December 31,
	2021	2020
Loss from continuing operations (GAAP Basis)	$(14,746)	$(26,201)
Bad debt (recovery) expense	(140)	585
Loss on DiamiR transaction	13	-
Receipt of HHS stimulus grant	-	(650)
Transition expenses	2,585	2,578
Legal and professional services	-	495
Depreciation and amortization	5,374	5,501
Stock-based compensation	1,368	2,242
Taxes (benefit)/expense	(667)	53
Interest accretion expense	496	549
Financing interest and related costs	950	-
Mark to market on warrant liability	50	(61)
Change in fair value of note payable	(58)	-
Change in fair value of contingent consideration	(338)	(489)
Adjusted EBITDA	$(5,113)	$(15,398)

LIQUIDITY AND CAPITAL RESOURCES

For the fiscal year ended December 31, 2021, we had an operating loss of $14.0 million. As of December 31, 2021, we had cash, cash equivalents and restricted cash of $3.3 million, total current assets of $12.2 million and current liabilities of $15.7 million. As of March 18, 2022, we had approximately $2.7 million of cash on hand, excluding restricted cash.

During the year ended December 31, 2021, net cash used in operating activities was $8.7 million. The main component of cash used in operating activities was our net loss of $14.9 million which was partially offset by non-cash depreciation, amortization and stock compensation expenses of $6.6 million. During the year ended December 31, 2020, net cash used in operating activities was $14.0 million. The main component of cash used in operating activities was our net loss of $26.5 million which was partially offset by non-cash expenses of $7.7 million.

For the year ended December 31, 2021, cash provided from financing activities was $9.0 million, of which $7.7 million were the net proceeds from the BroadOak loan and $1.5 million borrowed under our line of credit. See Note 13, Notes Payable, for more details. For the year ended December 31, 2020, cash provided from financing activities was $16.6 million, $19.2 million which resulted from the issuance of preferred stock in January 2020 and $0.4 million from sales of Common Stock, partially offset by the repayment of $3.0 million of borrowed funds under our now terminated revolving line of credit with Silicon Valley Bank.

For the year ended December 31, 2021, cash used in investing activities was $0.4 million, primarily related to the purchase of lab equipment. For the year ended December 31, 2020, cash used in investing activities was $1.6 million, primarily related to capital expenditures associated with the moving of our Rutherford, New Jersey lab to North Carolina.

On January 7, 2021, the Company entered into secured promissory notes in the amount of $3 million and $2 million with Ampersand and 1315 Capital, respectively. See Note 13, Notes Payable of the notes to the financial statements. On May 10, 2021, the Company amended the Ampersand Note to increase the principal amount to $4.5 million and amended the 1315 Capital Note to increase the principal amount to $3.0 million. The maturity dates of the Notes were the earlier of (a) June 30, 2021 and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Notes. On June 24, 2021, the Company and Ampersand amended the Ampersand Note to change its maturity date to the earlier of (a) August 31, 2021 and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Ampersand Note. On June 25, 2021, the Company and 1315 Capital amended the 1315 Capital Note to change its maturity date in a similar manner. On August 31, 2021, the Company and Ampersand amended the Ampersand Note to change its maturity date to the earlier of (a) September 30, 2021 and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Ampersand Note. On August 31, 2021, the Company and 1315 Capital amended the 1315 Capital Note to change its maturity date in a similar manner.

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

In October 2021, the Company and its subsidiaries entered into a Loan and Security Agreement (the “Comerica Loan Agreement”) with Comerica Bank (“Comerica”), providing for a revolving credit facility of up to $7,500,000 (the “Credit Facility”). The Company may use the proceeds of the Credit Facility for working capital and other general corporate purposes.

The amount that may be borrowed under the Credit Facility is the lower of (i) the revolving limit of $7,500,000 (the “Revolving Line”) and (ii) 80% of the Company’s eligible accounts receivable plus an applicable non-formula amount consisting of $2,000,000 of additional availability at close not based upon the Company’s eligible accounts receivable, with such additional availability reducing by $250,000 per quarter beginning with the quarter ending June 30, 2022. Borrowings on the Credit Facility are limited to $5,000,000 until 80% of the Company’s and its subsidiaries’ customers are paying into a collection account or segregated governmental account with Comerica. The Revolving Line can also include, at the Company’s option, credit card services with a sublimit of $300,000. Borrowings on the Revolving Line are subject to an interest rate equal to prime plus 0.50%, with prime being the greater of (x) Comerica’s stated prime rate or (y) the sum of (A) the daily adjusting LIBOR rate plus (B) 2.5% per annum. The Company is also required to pay an unused facility fee quarterly in arrears in an amount equal to 0.25% per annum on the average unused but available portion of the Revolving Line for such quarter. See Note 19, Line of Credit, for more details. Comerica has a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets.

In addition, also in October 2021, the Company entered into a Loan and Security Agreement (the “BroadOak Loan Agreement”) with BroadOak, providing for a term loan in the aggregate principal amount of $8,000,000 (the “Term Loan”). Funding of the Term Loan took place on November 1, 2021. The Term Loan matures upon the earlier of (i) October 31, 2024 or (ii) the occurrence of a change in control, and bears interest at the rate of 9% per annum. The Term Loan is secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets and is subordinate to the Company’s recently established $7,500,000 revolving credit facility with Comerica Bank. The Term Loan has an origination fee of 3% of the Term Loan amount, and a terminal payment equal to (i) 15% of the original principal amount of the Term Loan if the change of control occurs on or prior to the first anniversary of the funding of the Term Loan, (ii) 20% of the original principal amount of the Term Loan if the change of control occurs after the first anniversary but on or prior to the second anniversary of the funding of the Term Loan and (iii) 30% of the original principal amount of the Term Loan if the change of control occurs after the second anniversary of the funding of the Term Loan, or if the Term Loan is repaid on its maturity date. Upon receipt of the term loan, the proceeds were used to repay in full at their maturity the notes extended by Ampersand and 1315 Capital discussed above. See Note 13, Notes Payable, for more details. As of the date of this Report, the Company currently anticipates that current cash and cash equivalents and availability on the revolving credit facility with Comerica will be sufficient to meet its anticipated operating cash requirements through at least the end of the first quarter of fiscal 2023.

The BroadOak Loan Agreement contains affirmative and negative restrictive covenants, including restrictions on certain mergers, acquisitions, investments and encumbrances which could adversely affect our ability to conduct our business. The BroadOak Loan Agreement also contains customary events of default. The Comerica Loan Agreement contains affirmative and negative restrictive covenants that are applicable whether or not any amounts are outstanding under the Comerica loan agreement. These restrictive covenants, which include restrictions on certain mergers, acquisitions, investments, encumbrances, etc., could adversely affect our ability to conduct our business. The Comerica Loan Agreement also contains financial covenants requiring specified minimum liquidity and minimum revenue thresholds and also contains customary events of default. However, if we are unable to meet the financial covenants under the Comerica Loan Agreement, the revolving line of credit and notes payable will become due and payable immediately.

As of December 31, 2021, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$5,085	$1,295	$1,464	$816	$1,510
Total	$5,085	$1,295	$1,464	$816	$1,510

Although the Company is targeting to achieve adjusted EBITDA and cash flow breakeven during Fiscal 2022, we may not generate positive cash flows from operations for the year ending December 31, 2022. We intend to meet our ongoing capital needs by using our available cash and availability under the Comerica Loan Agreement, as well as through revenue growth and margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options.

The Company is exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources in order to provide additional liquidity and expand the business through acquisitions or other strategic transactions. With the Company’s delisting from Nasdaq in February 2021, its ability to raise additional capital on terms acceptable to the Company may be adversely impacted. In January 2022, the Company’s registration statement for a rights offering become effective. The rights offering was subsequently terminated in January 2022. There can be no assurance that the Company will be successful in obtaining such funding on terms acceptable to the Company or at all.

As of the date of this Report, the Company currently anticipates that current cash and cash equivalents will be insufficient to meet its anticipated cash requirements through the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of December 31, 2021, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors and executive officers of the registrant that is responsive to Item 10 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2022 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation of the registrant that is responsive to Item 11 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2022 annual meeting of stockholders, and such information is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management of the registrant that is responsive to Item 12 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2022 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions of the registrant that is responsive to Item 13 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2022 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services of the registrant that is responsive to Item 14 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2022 annual meeting of stockholders and such information is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements – See Index to Financial Statements on page F-1 of this Form 10-K.
(2)	Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
2.2	Asset Purchase Agreement, dated as of October 30, 2015, by and between Publicis Touchpoint Solutions, Inc. and PDI, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2015.
2.3	Asset Purchase Agreement by and among the Company and Diamir Biosciences Corp. dated March 16, 2021,incorporated by reference to Exhibit 2.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 11, 2021.
3.1+	Conformed version of Certificate of Incorporation of Interpace Biosciences, Inc., as amended by the Certificate of Amendment, effective January 15, 2020, and the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed January 17, 2020, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
3.2	Amended and Restated Bylaws of Interpace Biosciences, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019.
4.1	Description of Securities, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2021.
4.2	Specimen Certificate Representing the Common Stock, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (File No. 333-227728), filed with the SEC on October 5, 2018.
4.3	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2017.
4.4	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, as amended, filed with the SEC on March 24, 2017.
4.5	Form of PreFunded Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.
4.6	Form of Underwriters’ Warrants, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.
4.7	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.
4.8	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2017.
4.9	Loan and Security Agreement, dated November 13, 2018, by and among Silicon Valley Bank, Interpace Diagnostics Group, Inc., Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC, incorporated by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
4.10	Form of Underwriter Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 29, 2019.
4.11	Subordinated Seller Note of Interpace BioPharma, Inc., dated July 15, 2019, in favor of Cancer Genetics, Inc., incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.1*	Amended and Restated 2004 Stock Award and Incentive Plan, incorporated by reference to Annex A of the Company’s definitive proxy statement, filed with the SEC on August 14, 2017.
10.2*	Form of Restricted Stock Unit Agreement for Employees, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.

Exhibit No.	Description
10.3*	Form of Restricted Stock Unit Agreement for Directors, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.4*	Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.5*	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.6*	Interpace Diagnostics Group, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.7*	Amendment to the Interpace Biosciences, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 26, 2020.
10.8*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.3 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.9*	Form of Interpace Biosciences, Inc. 2019 Equity Incentive Plan Restricted Stock Unit And Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.9 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 26, 2020.
10.10*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.11*	Interpace Diagnostics Group, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.12*	Employment agreement entered into May 10, 2021, effective February 1, 2021, between Thomas Freeburg and the Company, incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 11, 2021.
10.15*	Severance agreement and General Release, dated January 31, 2021, by and between the Company and Fred Knechtel, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 4, 2021.
10.16*	Incentive Stock Option Agreement between Interpace Diagnostics Group, Inc. and Jack E. Stover, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2016.
10.17*	Amended and Restated Employment Agreement dated December 5, 2018, between the Company and Jack E. Stover, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2018.
10.18*	First Amendment to Amended and Restated Employment Agreement, dated January 29, 2020, by and between Interpace Biosciences, Inc. and Jack E. Stover, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2020.
10.20*	Employment Agreement, dated November 23, 2020, between Thomas W. Burnell and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 25, 2020.
10.21*	Separation and Consulting Agreement and General Release, dated November 23, 2020, between Jack E. Stover and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 25, 2020.
10.22*	Form of Indemnification Agreement by and between Interpace Diagnostics Group, Inc. and its directors and executive officers, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2016.
10.23*	Form of Indemnification Agreement by and between Interpace Biosciences, Inc. and Indemnitee, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020.
10.24	License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.

Exhibit No.	Description
10.25	CPRIT License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.26	Supply Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.27	Guaranty, dated August 13, 2014 by the Company in favor of Asuragen, Inc., incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.28	Morris Corporate Center Lease, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 5, 2009.
10.29	First Amendment to Lease, dated May 24, 2017, by and between Brookwood MC Investors, LLC, Brookwood MC II, LLC, and the Company, incorporated by reference to Exhibit 10.52 of the Company’s Registration Statement on Form S-1 (333-218140), as amended, filed with the SEC on June 13, 2017.
10.39	Lease Agreement, dated March 31, 2017, by and between Saddle Lane Realty, LLC and the Company, incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-1 (333-218140), as amended on June 13, 2017.
10.40	First Amendment, dated September 26, 2017, by and between Saddle Lane Realty, LLC and Interpace Diagnostics Corporation, incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time
10.41	Amendment No. 2 to Lease, dated March 15, 2018, between Saddle Lane Realty, LLC and Interpace Diagnostics Corporation, incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 23, 2018.
10.42	Form of Securities Purchase Agreement, dated January 20, 2017, by and between Interpace Diagnostics Group, Inc. and certain purchasers named therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2017.
10.43	Warrant Agency Agreement, dated June 21, 2017, by and between Interpace Diagnostics Group, Inc. and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.

Exhibit No.	Description
10.44	Form of Warrant Exercise Agreement dated October 12, 2017, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2017.
10.45	Securities Purchase Agreement, dated July 15, 2019, by and between Interpace Diagnostics Group, Inc. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.46	Transition Services Agreement, dated July 15, 2019, by and between Interpace BioPharma, Inc. and Cancer Genetics, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.47	Form of Voting Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.50	Consent to Assignment, dated July 19, 2019, by and among Meadows Landmark LLC, Cancer Genetics, Inc., and Interpace BioPharma, Inc, incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.51	Lease Agreement, dated June 12, 2004, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.52	Letter Amendment, dated October 21, 2004, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.53	Second Amendment to Lease, dated June 17, 2005, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.54	Third Amendment to Lease, dated May 25, 2006, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.55	Fourth Amendment to Lease, dated December 20, 2007, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.56	Fifth Amendment to Lease, dated June 15, 2009, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.

Exhibit No.	Description
10.57	Sixth Amendment to Lease, dated June 3, 2010, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.58	Seventh Amendment to Lease, dated October 26, 2010, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.59	Eighth Amendment to Lease, dated July 27, 2011, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.60	Ninth Amendment to Lease, dated November 7, 2012, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.61	Tenth Amendment to Lease, dated July 15, 2014, by and among Southport Business Park Limited Partnership, Gentris Corporation, and Gentris, LLC, incorporated by reference to Exhibit 10.57 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.62	Eleventh Amendment to Lease, effective as of June 1, 2020, by and between Southport Business Park Limited Partnership and Interpace Pharma Solutions, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 9, 2020.
10.63	Assignment of Lease, dated July 15, 2019, by and between Cancer Genetics, Inc. and Interpace BioPharma, Inc., incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.64	Guaranty of Lease, dated July 15, 2019, by and between Interpace Diagnostics Group, Inc. and Southport Business Park Limited Partnership, incorporated by reference to Exhibit 10.59 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.65	Equity Distribution Agreement, dated September 20, 2019, by and between Interpace Diagnostics Group, Inc. and Oppenheimer & Co. Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2019.
10.66	Securities Purchase and Exchange Agreement, dated January 10, 2020, by and among Interpace Biosciences, Inc., 1315 Capital II, L.P. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2020.
10.67	Amended and Restated Investor Rights Agreement, dated as of January 15, 2020, by and among Interpace Biosciences, Inc., 1315 Capital II, L.P. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020.
10.68	Support Agreement, dated April 7, 2020, by and between Ampersand 2018 Limited Partnership and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on October 19, 2020.
10.69	Termination Agreement, dated July 9, 2020, by and between Ampersand 2018 Limited Partnership and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on October 19, 2020.
10.70	Support Agreement, dated April 2, 2020, by and between 1315 Capital II, L.P. and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on October 19, 2020.
10.71	First Loan Modification Agreement, dated March 18, 2019, by and among Silicon Valley Bank, Interpace Diagnostics Group, Inc. (n/k/a Interpace Biosciences, Inc.), Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC, incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on October 19, 2020.

Exhibit No.	Description
10.72	Joinder and Second Loan Modification Agreement, dated October 19, 2020, by and among the Company, Interpace Diagnostics Corporation, Interpace Diagnostics, LLC, Interpace Pharma Solutions, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on October 23, 2020.
10.73	Promissory Note entered into between the Company and Ampersand 2018 Limited Partnership, dated January 7, 2021,incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 11, 2021.
10.74	Promissory Note entered into between the Company and 1315 Capital II, L.P, dated January 7, 2021, incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 11, 2021.
10.75	Security Agreement entered into between the Company and Ampersand 2018 Limited Partnership, dated January 7, 2021, incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 11, 2021.
10.76	Amendment to Secured Promissory Note dated May 10, 2021 with Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 11, 2021.
10.77	Amendment to Secured Promissory Note dated May 10, 2021 with1315 Capital II, L.P., incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 11, 2021.
10.78	Amendment to Security Agreement dated May 10, 2021 by and between Ampersand 2018 Limited Partnership and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 11, 2021.
10.79	Second Amendment to Secured Promissory Note dated June 24, 2021 with Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 29, 2021.
10.80	Second Amendment to Secured Promissory Note dated June 25, 2021 with 1315 Capital II, L.P., incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 29, 2021.
10.81	Third Amendment to Secured Promissory Note dated August 31, 2021 with Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 31, 2021.
10.82	Third Amendment to Secured Promissory Note dated August 31, 2021 with 1315 Capital II, L.P., incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, filed with the SEC on August 31, 2021.
10.83	Fourth Amendment to Secured Promissory Note dated September 29, 2021 with Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2021.
10.84	Fourth Amendment to Secured Promissory Note dated September 29, 2021 with 1315 Capital II, L.P., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2021.
10.85	Loan and Security Agreement by and between Comerica Bank, Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 13, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021.
10.86	Subordination Agreement by and between Ampersand 2018 Limited Partnership, 1315 Capital II. L.P., Comerica Bank Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 13, 2021, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021.
10.87	Loan and Security Agreement by and between BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 29, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.

Exhibit No.	Description
10.88	First Amendment to Loan and Security Agreement by and between Comerica Bank, Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated November 1, 2021, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.
10.89	Subordination and Intercreditor Agreement by and between Comerica Bank, BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated as of November 1, 2021, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.
21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
23.1	Consent of BDO USA, LLP, filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Denotes compensatory plan, compensation arrangement or management contract.

ITEM 16.	Form 10-K Summary

The Company has opted to not provide a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPACE BIOSCIENCES, INC.

Date: March 31, 2022	/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ Thomas W. Burnell	President, Chief Executive Officer and Director	March 31, 2022
Thomas W. Burnell	(Principal Executive Officer)

/s/ Thomas Freeburg	Chief Financial Officer and Treasurer	March 31, 2022
Thomas Freeburg	(Principal Financial and Accounting Officer)

/s/ Stephen J. Sullivan	Director	March 31, 2022
Stephen J. Sullivan

/s/ Joseph Keegan	Director	March 31, 2022
Joseph Keegan

/s/ Vijay Aggarwal	Director	March 31, 2022
Vijay Aggarwal

/s/ Robert Gorman	Chairman of the Board of Directors	March 31, 2022
Robert Gorman

/s/ Edward Chan	Director	March 31, 2022
Edward Chan

/s/ Fortunato Ron Rocca	Director	March 31, 2022
Fortunato Ron Rocca

Interpace Biosciences, Inc.

Index to Consolidated Financial Statements

and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Interpace Biosciences, Inc.

Parsippany, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Interpace Biosciences, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered operating losses, has negative operating cash flows and is dependent upon its ability to generate profitable operations in the future and/or obtain additional financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We identified revenue recognition related to the measurement of the Company’s clinical services revenue recognized for each specified test based on an estimated transaction price or NRV as a critical audit matter. The principal considerations for our determination included the following: (i) the judgment applied by management based on historical collection rates, (ii) the estimation of the amount of variable consideration using the expected value method based on historical experience, and (iii) the expected collection for each test, as the estimate is affected by assumptions in payor behavior such as changes in payor mix, payor collections, current customer contractual requirements, and experience with ultimate collection from the third-party payors Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the consistency and reasonableness of management’s judgments and estimates of variable consideration utilizing the expected value method based on its historical experience in its calculation of net realizable value.

●	Comparing the significant assumptions and inputs used by management to the Company’s fee schedule, third-party payor collection trends, and assessing the historical accuracy of the cash collections used in the Company’s revenue models and assessing the completeness of adjustments to estimates of future cash collections as a result of significant subsequent contract amendments, changes in collection trends and changes in payor behavior.

We have served as the Company’s auditor since 2012.

/s/ BDO USA, LLP

Woodbridge, New Jersey

March 31, 2022

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$3,064	$2,772
Restricted cash	250	600
Accounts receivable, net of allowance for doubtful accounts of $72 and $275, respectively	6,158	8,028
Other current assets	2,694	2,722
Total current assets	12,166	14,122
Property and equipment, net	6,349	7,349
Other intangible assets, net	7,287	11,351
Goodwill	8,433	8,433
Operating lease right of use assets	4,032	4,384
Other long-term assets	160	42
Total assets	$38,427	$45,681

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,694	$4,511
Accrued salary and bonus	3,024	3,161
Other accrued expenses	9,198	9,795
Current liabilities from discontinued operations	766	766
Total current liabilities	15,682	18,233
Contingent consideration	1,383	1,818
Operating lease liabilities, net of current portion	3,154	3,540
Line of credit	1,500	-
Note payable at fair value	7,942	-
Other long-term liabilities	4,648	4,637
Total liabilities	34,309	28,228

Commitments and contingencies (Note 11)

Preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 Series B issued and outstanding	46,536	46,536

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,228,169 and 4,075,257 shares issued, respectively; 4,195,412 and 4,055,593 shares outstanding, respectively	403	402
Additional paid-in capital	186,106	184,404
Accumulated deficit	(227,059)	(212,116)
Treasury stock, at cost (32,757 and 19,664 shares, respectively)	(1,868)	(1,773)
Total stockholders’ deficit	(42,418)	(29,083)
Total liabilities and stockholders’ deficit	$(8,109)	$(855)

Total liabilities, preferred stock and stockholders’ deficit	$38,427	$45,681

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	For The Years Ended December 31,
	2021	2020

Revenue, net	$41,314	$32,398
Cost of revenue (excluding amortization of $4,064 and $4,461, respectively)	23,369	21,673
Gross profit	17,945	10,725
Operating expenses:
Sales and marketing	10,067	9,254
Research and development	1,882	2,795
General and administrative	13,669	18,192
Transition expense	2,585	2,578
Loss on DiamiR transaction	13	-
Acquisition related amortization expense	4,064	4,461
Change in fair value of contingent consideration	(338)	(489)
Total operating expenses	31,942	36,791

Operating loss	(13,997)	(26,066)
Interest accretion expense	(496)	(549)
Related party interest	(424)	-
Other (expense) income, net	(496)	467
Loss from continuing operations before tax	(15,413)	(26,148)
(Benefit) provision for income taxes	(667)	53
Loss from continuing operations	(14,746)	(26,201)

Loss from discontinued operations, net of tax	(197)	(250)

Net loss	(14,943)	(26,451)

Less adjustment for preferred stock deemed dividend	-	(3,033)

Net loss attributable to common stockholders	$(14,943)	$(29,484)

Basic and diluted loss per share of common stock:
From continuing operations	$(3.57)	$(7.26)
From discontinued operations	(0.04)	(0.06)
Net loss per basic and diluted share of common stock	$(3.61)	$(7.32)
Weighted average number of common shares and common share equivalents outstanding:
Basic	4,135	4,029
Diluted	4,135	4,029

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

	For The Year Ended		For The Year Ended
	December 31, 2021		December 31, 2020
	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	4,075	$402	3,932	$393
Common stock issued	9	-	37	1
Restricted stock issued	12	-	6	-
Common stock issued through market sales	-	-	80	8
Common stock issued through ESPP	36	-	-	-
Balance at March 31	4,132	402	4,055	402
Common stock issued	10	-	-	-
Balance at June 30	4,142	402	4,055	402
Common stock issued	13	-	5	-
Common stock issued through ESPP	39	1	-	-
Balance at September 30	4,194	403	4,060	402
Common stock issued	34	-	15	-
Balance at December 31	4,228	403	4,075	402
Treasury stock:
Balance at January 1	20	(1,773)	12	(1,721)
Treasury stock purchased	-	-	-	-
Balance at March 31	20	(1,773)	12	(1,721)
Treasury stock purchased	-	-	7	(49)
Balance at June 30	20	(1,773)	19	(1,770)
Treasury stock purchased	-	-	-	-
Balance at September 30	20	(1,773)	19	(1,770)
Treasury stock purchased	13	(95)	1	(3)
Balance at December 31	33	(1,868)	20	(1,773)
Additional paid-in capital:
Balance at January 1		184,404		182,514
Common stock issued		108		-
Extinguishment of Series A Shares		-		(828)
Beneficial Conversion Feature in connection with Series B Issuance		-		2,205
Amortization of Beneficial Conversion Feature		-		(2,205)
Common stock issued through market sales		-		476
Stock-based compensation expense		286		418
Balance at March 31		184,798		182,580
Stock-based compensation expense		551		400
Balance at June 30		185,349		182,980
Common stock issued		226		-
Stock-based compensation expense		477		563
Balance at September 30		186,052		183,543
Common stock issued through market sales, net of expenses		-		-
Stock-based compensation expense		54		861
Balance at December 31		186,106		184,404
Accumulated deficit:
Balance at January 1		(212,116)		(185,665)
Net loss		(4,207)		(6,494)
Adoption of ASC 842		-		-
Balance at March 31		(216,323)		(192,159)
Net loss		(3,446)		(5,580)
Balance at June 30		(219,769)		(197,739)
Net loss		(3,561)		(6,234)
Balance at September 30		(223,330)		(203,973)
Net loss		(3,729)		(8,143)
Balance at December 31		(227,059)		(212,116)

Total stockholders’ deficit		$(42,418)		$(29,083)

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For The Years Ended December 31,
	2021	2020

Cash Flows From Operating Activities
Net loss	$(14,943)	$(26,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,374	5,501
Interest accretion expense	496	549
Bad debt (recovery) expense	(140)	585
Reversal of 2019 bonus accrual	-	(1,156)
Mark to market on warrants	50	(61)
Amortization of deferred financing fees	122	-
Accrued interest - note payable	120	-
Note payable fees	312	-
Stock-based compensation	1,255	2,187
ESPP expense	113	55
Change in fair value of note payable	(58)	-
Deferred income taxes	38	37
Loss on DiamiR transaction	13	-
Change in fair value of contingent consideration	(338)	(489)
Asset impairment	-	37
Other gains and expenses, net	(2)	-
Other changes in operating assets and liabilities:
Decrease in accounts receivable	2,148	1,725
Decrease in other current assets	28	241
Increase in other long-term assets	(118)	-
Decrease in accounts payable	(1,817)	(198)
(Decrease) increase in accrued salaries and bonus	(137)	1,976
(Decrease) increase in accrued liabilities	(1,086)	1,395
(Decrease) increase in long-term liabilities	(149)	88
Net cash used in operating activities	(8,719)	(13,979)

Cash Flows From Investing Activity
Purchase of property and equipment	(354)	(1,575)
Sale of property and equipment	39	-
Net cash used in investing activities	(315)	(1,575)

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	335	434
Issuance of Series B preferred stock, net of expenses	-	19,223
Loan proceeds - related parties	7,500	-
Loan proceeds - BroadOak	8,000	-
Loan expenses - BroadOak	(312)	-
Payment of related party note and related interest	(7,924)	-
Financing fees - related party	(123)	-
Borrowings (payments) on Line of Credit	1,500	(3,000)
Cash paid for repurchase of restricted shares	-	(52)
Net cash provided by financing activities	8,976	16,605

Net (decrease) increase in cash, cash equivalents and restricted cash	(58)	1,051
Cash, cash equivalents and restricted cash – beginning	3,372	2,321
Cash, cash equivalents and restricted cash – ending	$3,314	$3,372

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

Other current assets

Other current assets consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Lab supply inventory	$1,786	$2,052
Prepaid expenses	800	625
Other	108	45
Total other current assets	$2,694	$2,722

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

See Note 6, Property and Equipment, for further information.

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

Stock-Based Compensation

The compensation cost associated with the granting of stock-based awards is based on the grant date fair value of the stock award. The Company recognizes the compensation cost, net of estimated forfeitures, over the shorter of the vesting period or the period from the grant date to the date when retirement eligibility is achieved. Forfeitures are initially estimated based on historical information and subsequently updated over the life of the awards to ultimately reflect actual forfeitures. As a result, changes in forfeiture activity can influence the amount of stock compensation cost recognized from period to period. The Company primarily uses the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards is made on the date of grant and is affected by the Company’s stock price as well as assumptions made regarding a number of complex and subjective variables. These assumptions include: expected stock price volatility over the term of the awards; actual and projected employee stock option exercise behaviors; the risk-free interest rate; and expected dividend yield. The fair value of restricted stock units, or RSUs, and restricted shares is equal to the closing stock price on the date of grant. In 2020, the Company issued performance-based options and RSUs based on achieving stock price or certain other financial metrics. These require the Company to assess the likelihood of achieving certain performance milestones on a quarterly basis. In these instances, the Company has the initial valuation model prepared by an outside expert.

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

Our lease terms include all non-cancelable periods and may include options to extend (or to not terminate) the lease when it is reasonably certain that we will exercise that option. Leases with terms of twelve months or less at the commencement date are expensed on a straight-line basis over the lease term and do not result in the recognition of an asset or liability. See Note 8, Leases.

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

Income (Loss) per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the year including any unvested share-based payment awards that contain nonforfeitable rights to dividends. Diluted earnings per common share are computed by dividing net income by the sum of the weighted average number of shares outstanding and dilutive common shares under the treasury method. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid), are participating securities and are included in the computation of earnings per share pursuant to the two-class method. As a result of the losses incurred in both 2021 and 2020, the potentially dilutive common shares have been excluded from the earnings per share computation for these periods because its inclusion would have been anti-dilutive. Additionally, preferred shares have been excluded in the denominator of the earnings per share computation, on an if-converted basis, as such shares would have been anti-dilutive.

2.	Recent Accounting Standards

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

For the fiscal year ended December 31, 2021, we had an operating loss of $14.0 million. As of December 31, 2021, we had cash, cash equivalents and restricted cash of $3.3 million, total current assets of $12.2 million and current liabilities of $15.7 million. As of March 18, 2022, we had approximately $2.7 million of cash on hand, excluding restricted cash.

In January 2022, the Company announced that CMS issued a new billing policy whereby CMS will no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. On February 28, 2022, the Company announced that the National Correct Coding Initiative (NCCI) program issued a response on behalf of CMS stating that the January 2022 billing policy reimbursement change for ThyGeNEXT® (0245U) and ThyraMIR® (0018U) tests has been retroactively reversed to January 1, 2022. CMS is currently reimbursing the Company for one of its two thyroid tests, and has agreed to retroactively reimburse for the second test once they have completed their internal administrative adjustments. We have been notified by CMS/NCCI that processing of claims for dates of service after January 1, 2022 will be completed beginning July 1, 2022. As of the date of this filing, the Company has not yet realized the full cash collection benefit of current and retroactive Thyroid testing and such cash collections may be temporarily reduced or delayed until we resolved the matter with CMS. As of the date of this Report, the Company currently anticipates that current cash and cash equivalents will be insufficient to meet its anticipated cash requirements through the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On January 7, 2021, the Company entered into secured promissory notes in the amount of $3 million and $2 million with Ampersand (“Ampersand Note”) and 1315 Capital (“1315 Capital Note”), respectively. See Note 13, Notes Payable, of the notes to the financial statements. On May 10, 2021, the Company amended the Ampersand Note to increase the principal amount to $4.5 million and amended the 1315 Capital Note to increase the principal amount to $3.0 million. The maturity dates of the Notes were the earlier of (a) June 30, 2021 and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Notes. On June 24, 2021, the Company and Ampersand amended the Ampersand Note to change its maturity date to the earlier of (a) August 31, 2021 and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Ampersand Note. On June 25, 2021, the Company and 1315 Capital amended the 1315 Capital Note to change its maturity date in a similar manner. On August 31, 2021, the Company and Ampersand amended the Ampersand Note to change its maturity date to the earlier of (a) September 30, 2021 and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Ampersand Note. On August 31, 2021, the Company and 1315 Capital amended the 1315 Capital Note to change its maturity date in a similar manner.

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

In October 2021, the Company entered into a $7.5 million revolving credit facility with Comerica. See Note 19, Revolving Line of Credit, for more details. In addition, also in October 2021, the Company entered into the $8.0 million BroadOak Term Loan, the proceeds of which were used to repay in full at their maturity the notes extended by Ampersand and 1315 Capital discussed above. See Note 13, Notes Payable, for more details.

Although the Company is targeting to achieve adjusted EBITDA and cash flow breakeven during Fiscal 2022, we may not generate positive cash flows from operations for the year ending December 31, 2022. We intend to meet our ongoing capital needs by using our available cash and availability under the Comerica Loan Agreement, as well as through revenue growth and margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options. However, if we are unable to meet the financial covenants under the Comerica Loan Agreement, the revolving line of credit and notes payable will become due and payable immediately.

The Company is exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources in order to provide additional liquidity and expand the business through acquisitions or other strategic transactions. With the Company’s delisting from Nasdaq in February 2021, its ability to raise additional capital on terms acceptable to the Company may be adversely impacted. There can be no assurance that the Company will be successful in obtaining such funding on terms acceptable to the Company. In January 2022, the Company’s registration statement for a rights offering become effective. The rights offering was subsequently terminated in January 2022.

4.	Discontinued Operations

The Company accounts for business dispositions and its businesses held for sale in accordance with ASC 205-20, Discontinued Operations. ASC 205-20 requires the results of operations of business dispositions to be segregated from continuing operations and reflected as discontinued operations in current and prior periods.

The components of liabilities classified as discontinued operations relate to Commercial Services and consist of the following as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020

Accrued liabilities	$766	$766
Current liabilities from discontinued operations	766	766
Total liabilities	$766	$766

The table below presents the significant components of CSO, Group DCA’s, Pharmakon’s and TVG’s results included within loss from discontinued operations, net of tax in the consolidated statements of operations for the years ended December 31, 2021 and 2020.

	Years Ended
	December 31,
	2021	2020
Income from discontinued operations, before tax	$-	$-
Income tax expense	197	250
Loss from discontinued operations, net of tax	$(197)	$(250)

5.	Fair Value Measurements

Cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their relative short-term nature. The Company’s financial liabilities reflected at fair value in the consolidated financial statements include contingent consideration, notes payable, and warrant liability. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based upon observable inputs used in the valuation techniques, the Company is required to provide information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values into three broad levels as follows:

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

	As of December 31, 2021		Fair Value Measurements
	Carrying	Fair	As of December 31, 2021
	Amount	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration:
Asuragen	$1,871	$1,871	$-	$-	$1,871
Other accrued expenses:
Warrant liability	71	71	-	-	71
Note payable:
BroadOak loan	7,942	7,942	-	-	7,942
	$9,884	$9,884	$-	$-	$9,884

	As of December 31, 2020		Fair Value Measurements
	Carrying	Fair	As of December 31, 2020
	Amount	Value	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration:
Asuragen	$2,216	$2,216	$-	$-	$2,216
Other long-term liabilities:
Warrant liability	21	21	-	-	21
	$2,237	$2,237	$-	$-	$2,237

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

In connection with the BroadOak loan, the Company records the loan at fair value. The fair value of the loan is determined by a probability-weighted approach regarding the loan’s change in control feature. See Note 13, Notes Payable, for more details. The fair value measurement is based on the estimated probability of a change in control and thus represents a Level 3 measurement.

					Adjustment
				Accretion/	to Fair Value/
	December 31, 2020	Loan Received	Payments	Interest Accrued	Mark to Market	December 31, 2021

Asuragen	$2,216		$(503)	$496	$(338)	$1,871

Underwriters Warrants	21		-	-	50	71

BroadOak Loan	-	8,000	-	-	(58)	7,942
	$2,237	$8,000	$(503)	$496	$(346)	$9,884

Certain of the Company’s non-financial assets, such as other intangible assets are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

6.	Property and Equipment

Property and equipment consisted of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Furniture and fixtures	$339	$339
Lab and office equipment	7,837	7,536
Computer equipment	331	339
Internal-use software	1,572	1,572
Leasehold improvements	506	505
Property and equipment	10,585	10,291
Less accumulated depreciation and amortization	(4,236)	(2,942)
Net property and equipment	$6,349	$7,349

Depreciation and amortization expense from continuing operations was approximately $1.2 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively. There was internal-use software amortization expense included in depreciation and amortization expense in 2021 of approximately $0.3 million. As of December 31, 2021, capitalized external-use software was fully amortized.

7.	Goodwill and Other Intangible Assets

Goodwill is attributable to the acquisition of the Biopharma business from CGI in July 2019. The carrying value of the intangible assets acquired was $15.6 million, with goodwill of approximately $8.3 million and identifiable intangible assets of approximately $7.3 million. The goodwill balance at December 31, 2021 was $8.4 million. The net carrying value of the identifiable intangible assets as of December 31, 2021 and December 31, 2020 is as follows:

		As of December 31, 2021	As of December 31, 2020
	Life	Carrying	Carrying
	(Years)	Amount	Amount

Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	6,682	6,682
BioPharma acquisition:
Trademarks	10	1,600	1,600
Customer relationships	8	5,700	5,700

CLIA Lab	2.3	$609	$609

Total		$39,251	$39,251

Accumulated Amortization		$(31,964)	$(27,900)

Net Carrying Value		$7,287	$11,351

The following table displays a roll forward of the carrying amount of goodwill from January 1, 2020 to December 31, 2021:

Carrying
Amount
Balance as of January 1, 2020	$8,433
Adjustments	-
Balance as of December 31, 2020	$8,433
Adjustments	-
Balance as of December 31, 2021	$8,433

Amortization expense was approximately $4.1 million and $4.5 million for the years ended December 31, 2021 and 2020, respectively. Estimated amortization expense for the next five years is as follows:

2022	2023	2024	2025	2026

$2,143	$1,734	$873	$873	$873

8.	Leases

Finance lease assets are included in fixed assets, net of accumulated depreciation.

The table below presents the lease-related assets and liabilities recorded in the Condensed Consolidated Balance Sheet:

	Classification on the Balance Sheet	December 31, 2021

Assets
Financing lease assets	Property and equipment, net	$636
Operating lease assets	Operating lease right of use assets	4,032
Total lease assets		$4,668

Liabilities
Current
Financing lease liabilities	Other accrued expenses	$79
Operating lease liabilities	Other accrued expenses	1,041
Total current lease liabilities		$1,120
Noncurrent
Financing lease liabilities	Other long-term liabilities	59
Operating lease liabilities	Operating lease liabilities, net of current portion	3,154
Total long-term lease liabilities		3,213
Total lease liabilities		$4,333

The weighted average remaining lease term for the Company’s operating leases was 6.4 years as of December 31, 2021 and 7.1 years as of December 31, 2020 and the weighted average discount rate for those leases was 6.5% and 6.0% as of December 31, 2021 and December 31, 2020, respectively. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.”

The table below reconciles the undiscounted cash flows to the lease liabilities recorded on the Company’s Consolidated Balance Sheet as of December 31, 2021:

	Operating Leases	Financing Leases
2022	$1,295	$86
2023	897	60
2024	567	-
2025	402	-
2026-2030	1,924
Total minimum lease payments	5,085	146
Less: amount of lease payments representing effects of discounting	890	8
Present value of future minimum lease payments	4,195	138
Less: current obligations under leases	1,041	79
Long-term lease obligations	$3,154	$59

9.	Retirement Plans

The Company offers an employee 401(k) saving plan. Under the Interpace Biosciences, Inc. 401(k) Plan, employees may contribute up to 50% of their pre- or post-tax base compensation. The Company currently offers a safe harbor matching contribution equal to 100% of the first 3% of the participant’s contributed base salary plus 50% of the participant’s base salary contributed exceeding 3% but not more than 5%. Participants are not allowed to invest any of their 401(k) funds in the Company’s common stock. The Company’s total contribution expense from continuing operations related to the 401(k) plan for the years ended December 31, 2021 and December 31, 2020 was approximately $0.3 million and $0.4 million, respectively.

10.	Accrued Expenses and Other Long-Term Liabilities

Other accrued expenses consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Accrued royalties	$3,890	$2,710
Contingent consideration	488	398
Upfront Medicare payment	-	2,066
Operating lease liability	1,041	1,027
Financing lease liability	79	177
Deferred revenue	40	54
Interest payable	120	-
Warrant liability	71	-
Accrued sales and marketing - diagnostics	47	51
Accrued lab costs - diagnostics	228	161
Accrued professional fees	932	854
Taxes payable	245	334
Unclaimed property	565	565
All others	1,452	1,398
Total other accrued expenses	$9,198	$9,795

Other long-term liabilities consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Warrant liability	$-	$21
Uncertain tax positions	4,577	4,342
Deferred revenue	13	136
Other	58	138
Total other long-term liabilities	$4,648	$4,637

11.	Commitments and Contingencies

The Company leases facilities and certain equipment under agreements classified as operating leases, which expire at various dates through May 2030. Substantially all of the property leases provide for increases based upon use of utilities and landlord’s operating expenses as well as pre-defined rent escalations. Total expense from continuing operations under these agreements for the years ended December 31, 2021 and 2020 was approximately $1.2 million and $2.1 million, respectively.

As of December 31, 2021, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$5,085	$1,295	$1,464	$816	$1,510
Total	$5,085	$1,295	$1,464	$816	$1,510

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

As of December 31, 2021 and 2020, there were 47,000 Series B issued and outstanding shares of preferred stock, respectively.

13.	Notes Payable

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

The BroadOak Loan Agreement contains affirmative and negative restrictive covenants that are applicable from and after the date of the Term Loan advance. These restrictive covenants, which include restrictions on certain mergers, acquisitions, investments, encumbrances, etc., could adversely affect our ability to conduct our business. The BroadOak Loan Agreement also contains customary events of default.

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

The Company concluded that the Note met the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825-10-15-4, and did not meet the definition of any of the financial instruments listed within ASC 825-10-15-5 that are not eligible for the fair value option. The Note is not convertible and does not have any component recorded to shareholders’ equity. Accordingly, the Company elected the fair value option for the Note.

Secured Promissory Notes – Related Parties

On January 7, 2021, the Company entered into promissory notes with Ampersand, in the amount of $3 million, and 1315 Capital, in the amount of $2 million, respectively (together, the “Notes”) and a related security agreement (the “Security Agreement”).

Ampersand holds 28,000 shares of the Company’s Series B Convertible Preferred Stock, which are convertible from time to time into an aggregate of 4,666,666 shares of our Common Stock, and 1315 Capital holds 19,000 shares of the Company Series B Convertible Preferred Stock, which are convertible from time to time into an aggregate of 3,166,668 shares of our Common Stock. On an as-converted basis, such shares would represent approximately 38.7% and 26.3% of our fully-diluted shares of Common Stock, respectively. In addition, pursuant to the terms of the Series B Convertible Preferred Stock certificate of designation and an amended and restated investor rights agreement among the Company and Ampersand and 1315 Capital, they each have the right to (1) approve certain of our actions, including our borrowing of money and any public offering of securities, and (2) designate two directors to our Board of Directors; provided, that certain of such rights held by 1315 Capital have been delegated pursuant to the related Support Agreement (See Note 12, Equity). As a result, the Company considers the Notes and Security Agreement to be a related party transaction.

The rate of interest on the Notes was equal to eight percent (8.0%) per annum and their maturity date was the earlier of (a) June 30, 2021 and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Notes. No interest payments were due on the Notes until their maturity date. All payments on the Notes were pari passu.

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

On June 24, 2021, August 31, 2021, and September 29, 2021, the Company and Ampersand amended the Ampersand Note to change its maturity date to the earlier of (a) August 31, 2021, September 30, 2021, and October 31, 2021, respectively and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Ampersand Note. On June 25, 2021, August 31, 2021, and September 29, 2021, the Company and 1315 Capital amended the 1315 Capital Note to change its maturity date in a similar manner. Except with respect to their respective maturity dates, the terms of the Notes are otherwise unchanged. The Security Agreement remained in full force and effect, and was not amended in connection with the amendments to the Notes.

In the case of the amendments, the Company reviewed the changes in accordance with ASC 470 and determined they should be treated as modifications.

The Notes contained certain negative covenants which prevented the Company from issuing any debt securities pursuant to which the Company issues shares, warrants or any other convertible security in the same transaction or a series of related transactions, except that Company may incur or enter into any capitalized and operating leases in the ordinary course of business consistent with past practice, or borrowed money or funded debt in an amount not to exceed $4.5 million (the “Debt Threshold”) that is subordinated to the Notes on terms acceptable to Ampersand and 1315 Capital; provided, that if the aggregate consolidated revenue recognized by the Company as reported on Form 10-K as filed with the SEC for any fiscal year ending after January 10, 2020 exceeds $45 million, the Debt Threshold for the following fiscal year shall increase to an amount equal to: (x) ten percent (10%); multiplied by (y) the consolidated revenue as reported by the Company on Form 10-K as filed with the SEC for the previous fiscal year.

The Company used the proceeds of the BroadOak Term Loan discussed above to repay in full at their maturity all outstanding indebtedness under the promissory notes with Ampersand, dated January 7, 2021 and as last amended on September 29, 2021, in the amount of $4.5 million, and 1315 Capital, dated January 7, 2021 and as last amended on September 29, 2021, in the amount of $3 million, respectively. The Company, Ampersand, and 1315 Capital also terminated a related security agreement.

14.	Warrants

Warrants outstanding and warrant activity for the year ended December 31, 2021 are as follows:

Description	Classification	Exercise Price	Expiration Date	Warrants Issued	Balance December 31, 2020	Warrants Cancelled/ Expired	Balance December 31, 2021

Private Placement Warrants, issued January 25, 2017	Equity	$46.90	June 2022	85,500	85,500	-	85,500
RedPath Warrants, issued March 22, 2017	Equity	$46.90	September 2022	10,000	10,000	-	10,000
Underwriters Warrants, issued June 21, 2017	Liability	$13.20	December 2022	57,500	53,500	-	53,500
Base & Overallotment Warrants, issued June 21, 2017	Equity	$12.50	June 2022	1,437,500	870,214	-	870,214
Warrants issued October 12, 2017	Equity	$18.00	April 2022	320,000	320,000	-	320,000
Underwriters Warrants, issued January 25, 2019	Equity	$9.40	January 2022	65,434	65,434	-	65,434

				1,975,934	1,404,648	-	1,404,648

The weighted average exercise price of the warrants is $15.97 and the weighted average remaining contractual life is approximately 0.4 years.

15.	Stock-Based Compensation

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

The Company primarily uses the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatility is based on historical volatility. As there is no trading volume for the Company’s options, implied volatility is not representative of the Company’s current volatility so the historical volatility of the Company’s common stock is determined to be more indicative of the Company’s expected future stock performance. The expected life is determined using the safe-harbor method. The Company expects to use this simplified method for valuing employee options until more detailed information about exercise behavior becomes available over time. The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The Company recognizes compensation cost, net of estimated forfeitures, arising from the issuance of stock options on a straight-line basis over the vesting period of the grant.

The Company began an employee stock purchase plan in 2020 and recognized approximately $0.1 million and $0.04 million in expense related to that plan for the years ended December 31, 2021 and 2020, respectively.

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

The following table provides the weighted average assumptions used in determining the fair value of the stock options granted during the years ended December 31, 2021 and December 31, 2020.

	December 31, 2021	December 31, 2020

Risk-free interest rate	0.79%	0.75%
Expected life	6.0 years	6.5 years
Expected volatility	134.73%	123.71%
Dividend yield	-	-

The weighted-average fair value of stock options granted during the year ended December 31, 2021 was estimated to be $4.64. The weighted-average fair value of stock options granted during the year ended December 31, 2020 was estimated to be $5.36. There were 13,042 options exercised in 2021. There were no options exercised in 2020. Historically, shares issued upon the exercise of options have been new shares and have not come from treasury shares.

Stock-based compensation for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
RSUs and restricted stock	$433	$176
Performance-based awards	107	265
Common stock awards	-	116
Options	715	1,630
Total stock-based compensation expense	$1,255	$2,187

A summary of stock option activity for the year ended December 31, 2021, and changes during such year, is presented below:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Grant	Period	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at January 1, 2021	848,819	$8.76	8.59	$-
Granted	347,500	6.00	9.21	-
Exercised	(13,042)	9.45
Forfeited or expired	(550,766)	9.15		-
Outstanding at December 31, 2021	632,511	6.89	8.40	-

Exercisable at December 31, 2021	206,732	9.14	7.53	-

Vested and expected to vest	537,520	7.15	8.36	-

A summary of the status of the Company’s non-vested options for the year ended December 31, 2021, and changes during such year, is presented below:

	Shares	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2021	487,318	$5.81
Granted	347,500	4.64
Vested	(127,696)	6.54
Forfeited	(284,646)	5.72
Nonvested at December 31, 2021	422,476	$4.78

The aggregate fair value of options vested during the years ended December 31, 2021 and 2020 was $0.8 million and $1.5 million, respectively. The weighted-average grant date fair value of options vested during the year ended December 31, 2020 was $7.34.

A summary of the Company’s non-vested shares of restricted stock and restricted stock units for the year ended December 31, 2021, and changes during such year, is presented below:

			Average
		Weighted-	Remaining
		Average	Vesting	Aggregate
		Grant Date	Period	Intrinsic
	Shares	Fair Value	(in years)	Value
Nonvested at January 1, 2021	239,457	$10.00	1.75	$1,348,781
Granted	207,438	5.46	-	-
Vested	(65,577)	4.65	-	-
Forfeited	(52,379)	5.23	-	-
Nonvested at December 31, 2021	328,939	$3.67	1.34	$2,467,043

The aggregate fair value of restricted stock units vested during each of the years ended December 31, 2021 and 2020 was $0.3 million and $0.4 million, respectively.

As of December 31, 2021, there was approximately $2.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock units.

16.	Revenue Sources

The Company’s clinical services customers consist primarily of physicians, hospitals and clinics. Its revenue channels include Medicare, Medicare Advantage, Medicaid, Client Billings (hospitals, etc.), and commercial payers. The following sets forth the net revenue generated by revenue channel accounted for more than 10% of the Company’s revenue from continuing operations during the years ended December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and December 31, 2020, revenue from Medicare was approximately 54% and 50% of total revenue, respectively.

	Years Ended December 31,
Customer	2021	2020
Medicare	$17,778	$10,186
Medicare Advantage	$5,859	$3,566
Commercial Payors	$5,555	$4,136
Client Billings	$3,752	$2,582

17.	Income Taxes

The benefit from income taxes on continuing operations for the years ended December 31, 2021 and 2020 is comprised of the following:

	2021	2020
Current:
Federal	$-	$-
State	(705)	16
Total current	(705)	16

Deferred:
Federal	24	23
State	14	14
Total deferred	38	37
(Benefit) provision from income taxes	$(667)	$53

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets. The Company’s recent operating results and projections of future income weighed heavily in the Company’s overall assessment. As a result of this analysis, the Company continues to maintain a full valuation allowance against its federal and state net deferred tax assets at December 31, 2021 as the Company believes that it is more likely than not that these assets will not be realized. In the current year, the company maintains a full valuation allowance in consolidation and no separate company deferred tax liability recorded will be recorded.

The tax effects of significant items comprising the Company’s deferred tax assets and (liabilities) as of December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Federal net operating loss carryforwards	$24,923	$17,015
State net operating loss carryforwards	3,498	2,953
Compensation	1,844	1,492
Allowances and reserves	585	436
Intangible assets	571	292
State taxes	942	900
Credit carryforward	2	229
163(j) interest	1,047	745
Leases	41	54
Deferred revenue	95	95
Valuation allowance	(33,170)	(23,684)
	378	527
Deferred tax liability:

Property and equipment	(471)	(582)
Deferred tax liability-net valuation allowance	$(93)	$(55)

The Company’s deferred tax asset and deferred tax liabilities are included within Other long-term liabilities, respectively, within the consolidated balance sheet as of December 31, 2021 and 2020. Federal tax attribute carryforwards at December 31, 2021, consist primarily of approximately $118.6 million of federal net operating losses. In addition, the Company has approximately $56.3 million of state net operating losses carryforwards post 382 ownership change. The utilization of the federal carryforwards as an available offset to future taxable income is subject to limitations under federal income tax laws. Under current federal income tax law, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of Federal Taxable Income, and current state net operating losses not utilized begin to expire this year.

The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL, and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, as well as similar state tax provisions. The amount of the annual limitation, if any, will be determined based on the value of our company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. Additionally, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, therefore, we may not be able to take full advantage of these carry forwards for federal income tax purposes. During 2021, the Company completed a 382 assessment of the available NOLs under Section 382 and determined that the Company underwent an ownership change on March 30, 2017 and July 15, 2019 and as a result, NOLs attributable to the pre-ownership change are subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to the multiple ownership changes. The Company has adjusted their NOL carryforwards to address the impact of the 382 ownership change. Federal Net Operating Losses of $71.2 million are subject to annual limitation as of the ownership changes for ownership changes. The remaining $47.4M of NOLs incurred post July 15, 2019 are not subject to any annual limitation and can be carried forward indefinitely.

A reconciliation of the difference between the federal statutory tax rates and the Company’s effective tax rate from continuing operations is as follows:

	2021	2020
Federal statutory rate	21.0%	21.0%
State income tax rate, net of Federal tax benefit	4.2%	4.0%
Meals and entertainment	(0.1%)	(0.1%)
Valuation allowance	(25.3)%	(25.0%)
Naked credit	(0.2%)	(0.1%)
NJ NOL credit sale	4.7%	0.0%
Effective tax rate	4.3%	(0.2%)

The following table summarizes the change in uncertain tax benefit reserves for the two years ended December 31, 2020:

Unrecognized
Tax Benefits

Balance of unrecognized benefits as of January 1, 2020	$877
Additions for tax positions of prior years	-
Balance as of January 1, 2021	$877
Additions for tax positions of prior years	-
Balance as of December 31, 2021	$877

As of December 31, 2021 and 2020, the total amount of gross unrecognized tax benefits was $0.9 million and $0.9 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2021 and 2020 was $0.9 million and $0.9 million, respectively.

The Company recognized interest and penalties of $0.2 million and $0.3 million, respectively, related to uncertain tax positions in income tax expense during each of the years ended December 31, 2021 and 2020. At December 31, 2021 and 2020, accrued interest and penalties, net were $3.6 million and $3.4 million, respectively, and included in the Other long-term liabilities in the consolidated balance sheets.

The Company and its subsidiaries file a U.S. Federal consolidated income tax return and consolidated and separate income tax returns in numerous states and local tax jurisdictions. The following tax years remain subject to examination as of December 31, 2021:

Jurisdiction	Tax Years
Federal	2017 – 2021
State and Local	2016 – 2021

To the extent there was a failure to file a tax return in a previous year; the statute of limitation will not begin until the return is filed. There were no examinations in process by the Internal Revenue Service as of December 31, 2021.

18.	Basic and Diluted Net Loss per Share

A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2021 and 2020 are as follows (rounded to thousands):

	Years Ended December 31,
	2021	2020
Basic weighted average number of common shares	4,135	4,029
Potential dilutive effect of stock-based awards	-	-
Diluted weighted average number of common shares	4,135	4,029

The Company’s Series B Preferred Stock, on an as converted basis of 7,833,334 shares and the following outstanding stock-based awards and warrants were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Years Ended December 31,
	2021	2020
Options	632	849
Restricted stock units (RSUs)	329	238
Warrants	1,405	1,405
	2,366	2,492

19.	Revolving Line of Credit

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

The Credit Facility matures on September 30, 2023, and is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries. As of December 31, 2021, the balance of the revolving line was $1.5 million.

The Comerica Loan Agreement contains affirmative and negative restrictive covenants that are applicable whether or not any amounts are outstanding under the Comerica Loan Agreement. These restrictive covenants, which include restrictions on certain mergers, acquisitions, investments, encumbrances, etc., could adversely affect our ability to conduct our business. The Comerica Loan Agreement also contains financial covenants requiring specified minimum liquidity and minimum revenue thresholds and also contains customary events of default.

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

Revolving Line of Credit – Silicon Valley Bank

On November 13, 2018 the Company, Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC entered into a Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”), which provided for up to $4.0 million of debt financing consisting of a term loan of up to $850,000 and a revolving line of credit based on its outstanding accounts receivable (the “Revolving Line”) of up to $3.75 million. As of December 31, 2020, the balance of the Revolving Line with SVB was zero.

On January 5, 2021, the Company terminated the SVB Loan Agreement in accordance with the terms of the agreement. In connection with the termination, SVB waived its right to any termination fees and released its security interest in the assets of the Company.

20.	Transition Expenses

These expenses are primarily related to the Rutherford, NJ lab closing and subsequent move to North Carolina, as well as other cost-saving initiatives, primarily reductions in headcount as well as certain legal expenses. The following is a roll forward of the transition expenses liabilities:

		Facilities/
	Personnel	Infrastructure	Legal	Total

Balance at December 31, 2020	$885	$269	$-	$1,154
Transition expenses	1,044	1,036	505	2,585
Payments	(1,929)	(1,305)	(505)	(3,739)
Balance at December 31, 2021	$-	$-	$-	$-

21.	Supplemental Cash Flow Information

Supplemental Disclosure of Other Cash Flow Information

(in thousands)

Cash paid for taxes	$369	$218
Cash paid for interest	$424	$60

Supplemental Disclosures of Non Cash Activities

(in thousands)

	Years Ended
	December 31,
	2021	2020
Operating
Taxes accrued for repurchase of restricted shares	$95	$-

Investing
Preferred Stock Deemed Dividend	$-	$3,033
Investment in DiamiR	248	-

Financing

Accrued financing costs	$-	$31

22.	Subsequent Events

Centers for Medicare & Medicaid Services (CMS) Billing Policy Notice & Rights Offering

On January 28, 2022, the Company announced that the Centers for Medicare & Medicaid Services (CMS) issued a new billing policy whereby CMS would no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service and that the Company was terminating its previously announced rights offering and the mutual termination of the standby purchase agreement with 3K Limited Partnership. The CMS billing policy decision was subsequently reversed in February 2022, however the Company has not yet realized the full cash collection benefit of current and retroactive Thyroid testing and such cash collections may be temporarily reduced or delayed until we resolved the matter with CMS.

INTERPACE BIOSCIENCES, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

($ in thousands)

		Additions
	Balance at	(Reductions)	(1)	Balance at
	Beginning	Charged to	Deductions	end
Description	of Period	Operations	Other	of Period
2020
Allowance for doubtful accounts	$25	-	250	$275
Allowance for doubtful notes	$869	-	-	$869
Tax valuation allowance	$17,027	-	6,657	$23,684

2021
Allowance for doubtful accounts	$275	-	(203)	$72
Allowance for doubtful notes	$869	-	-	$869
Tax valuation allowance	$23,684	-	9,486	$33,170

(1)	Includes payments and actual write offs, as well as changes in estimates in the reserves.

