Form 10-K/A
period 2021-12-31
INTERPACE BIOSCIENCES, INC.
filed 2022-05-02
CIK 1054102

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

As of April 15, 2022, 4,226,422 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm ID	Auditor Name	Auditor Location
243	BDO USA, LLP	Woodbridge, New Jersey

EXPLANATORY NOTE

Interpace Biosciences, Inc. (“Interpace,” the “Company,” “we”, “us” or “our”) is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “Original Filing”).

We are filing this Amendment solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders because the Company’s definitive proxy statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2021. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III and amends and restates in its entirety Part IV of the Original Filing to include the prior exhibits and additional certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

2

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Board of Directors (the “Board”) currently consists of seven members, divided into three classes with two directors in Class I, three directors in Class II and two directors in Class III. Directors serve for three-year terms with one class of directors being elected by the Company’s stockholders at each annual meeting. The terms of our Class I directors, Messrs. Aggarwal and Sullivan, will expire at the 2022 annual meeting, and the term of our Class III directors, Messrs. Burnell and Keegan, will expire at the 2023 Annual Meeting. The terms of our Class II directors, Messrs. Chan, Gorman, and Rocca, will expire at the 2024 annual meeting

NAME	CLASS	AGE	PRINCIPAL OCCUPATION OR EMPLOYMENT
Vijay Aggarwal	I	73	Managing Partner, The Channel Group
Thomas W. Burnell	III	60	President and Chief Executive Officer of Interpace Biosciences, Inc.
Edward Chan	II	39	Employee of 1315 Capital Management, LLC
Robert Gorman	II	64	Managing Partner of MLC, LLC
Joseph Keegan, Ph.D.	III	68	Independent Investor
Fortunato Ron Rocca	II	60	President and Chief Executive Officer of Exagen Inc.
Stephen J. Sullivan	I	75	Founder, CRO Advisors LLC

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

Vijay Aggarwal, Class I Director and Ampersand Designee. Dr. Vijay Aggarwal was designated as a director by Ampersand as holder of Series B Convertible Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”), and thereby appointed and elected as a director effective February 1, 2022, replacing Eric B. Lev as designee of Ampersand 2018 Limited Partnership (“Ampersand Fund”). Dr. Aggarwal will be Chair of the Board’s Regulatory Compliance Committee and a member of the Board’s Nominating and Corporate Governance Committee. Currently a Managing Partner of The Channel Group, Dr. Aggarwal provides strategic advisory and capital formation services to companies with operations or investments in the clinical diagnostics, molecular diagnostic, and anatomic pathology sectors. He is also an active investor in early-stage medical technology companies. Prior to The Channel Group, he served as CEO of Vaxigenix, a pharmaceutical company developing vaccine treatments for colorectal cancer. From 2004-2009, Dr. Aggarwal was President and CEO of Aureon Laboratories, Inc., a predictive pathology company offering advanced tissue analysis services to practicing physicians and the pharmaceutical industry. From 2001 to 2004, he served as President of AAI Development Services, Inc., a global contract research and development services company serving the pharmaceutical and biotech industries. In 1999, following the acquisition of SmithKline Beecham Clinical Laboratories by Quest Diagnostics, Dr. Aggarwal led the team that planned the integration of the two companies and served on the Chairman’s Council. In addition, he served as President of Quest Diagnostic Ventures, where his responsibilities included new technology, new business models, clinical trials testing, and direct–to-consumer strategies.

Dr. Aggarwal spent 14 years with SmithKline Beecham Clinical Laboratories, the clinical laboratory operations of SmithKline Beecham plc. During his tenure with the company, he held many positions, including Director of Business Development, Executive Vice President of Laboratories, having direct responsibility for all of SBCL’s U.S.-based laboratories, and as Vice President of Managed Care, responsible for third party reimbursement.

Early in his career, Dr. Aggarwal spent 8 years at Bio Science Laboratories, finishing his time with the company as Manager of Toxicology and Special Chemistry. He currently holds Board positions at Accugenomics, Allergenis, Moleculera and Slone Partners. Previous Board positions include Hycor Biomedical, Targeted Diagnostics and Therapeutics and ViraCor IBT Laboratories. He earned a BA in Chemistry from Case Western Reserve University and a Ph.D. in Pharmacology/Toxicology from the Medical College of Virginia.

Dr. Aggarwal brings extensive leadership in clinical diagnostic services as well as institutional and individual investment experience.

Thomas W. Burnell, Class III Director. Effective December 1, 2020, Mr. Burnell was named President, Chief Executive Officer and a director of the Company. From October 15, 2019 until November 30, 2020, he served as President and Chief Executive Officer of Cardiovascular Clinic of Nebraska LLC, a medical treatment facility focused on diagnosis and treatment of cardiac and vascular disorders, and from October 2, 2017 until November 29, 2017 he served as Chief Executive Officer and a director of True Nature Holding, Inc., a public company now known as Mitesco, Inc. that focuses on development and acquisition of innovative technologies. From July 16, 2016 until March 31, 2017, Mr. Burnell was the President of Boston Heart Diagnostics Corporation, a diagnostics subsidiary of Eurofins Scientific, Inc. (“Eurofins”). From January 2014 to December 2016, Mr. Burnell was an Operating Partner of Ampersand Capital Partners, a private equity firm and the manager of private equity funds that are a major stockholder of the Company, where he represented Ampersand’s investment in a dietary supplement manufacturer, Elite One Source Nutrisciences, Inc., as its President and Chief Executive Officer. From October 2014 until May 2016, Mr. Burnell served as Executive Chairman of Accuratus Lab Services, Inc., a provider of laboratory testing services, and from September 2012 until July 2014 he was President and Chief Executive Officer of Viracor-IBT Laboratories, Inc., a specialty testing laboratory with an emphasis on the transplant market, during which time it was majority-owned by Ampersand prior to its sale to Eurofins. Mr. Burnell performed the above-described services, except for his services to us, as the Co-Owner, General Partner, and Chief Executive Officer of Milestone Business Management, a consulting firm focused on strategic, financial, and organizational performance of food, pharmaceutical, and life science companies.

In addition, from September 2005 until August 2010, Mr. Burnell served as President and Chief Executive Officer of Nebraska Heart Institute Heart Hospital, a hospital which was acquired during his tenure by Catholic Health Initiatives. From February 2001 until August 2005, he was President and Chief Executive Officer of Eurofins, a U.S. wholly owned subsidiary of Eurofins Scientific Group, a publicly held company (“Eurofins Group”). From September 2000 until June 2002, he was President and Chief Executive Officer of GenomicFX, Inc., a leader in livestock and aquaculture genomics. From June 1989 until July 2000, Mr. Burnell held various senior management positions at ContiGroup Companies, Inc., a global agriculture, food and nutrition company. Mr. Burnell holds a PhD in Nutrition from the University of Kentucky and a BS and MS in animal sciences and nutrition, respectively, from the University of Nebraska-Lincoln.

Mr. Burnell has extensive leadership experience in the healthcare, biotechnology, laboratory sciences and manufacturing sectors.

Edward Chan, Class II Director and 1315 Capital Designee. Edward Chan was designated as a director by 1315 Capital II, L.P. (“1315 Capital Fund”) as a holder of the Company’s Series B Preferred Stock and thereby appointed and elected to the Board effective January 15, 2020 and was subsequently named to the Board’s Compensation & Management Development Committee (the “Compensation Committee”), Nominating and Corporate Governance Committee (the “Nominating Committee”), and Compliance and Regulatory Committee (the “Regulatory Compliance Committee”), which was formerly part of the Company’s Audit Committee and was formed in January 2020. Since October 2016, Mr. Chan has served as an employee of 1315 Capital Management, LLC, a Philadelphia-based firm that provides expansion and growth capital to healthcare companies and is affiliated with 1315 Capital. Mr. Chan has over 14 years of experience in healthcare investing. From 2012 to 2016, Mr. Chan was a vice president at NaviMed Capital Advisors, LLC, a lower middle-market healthcare investment firm and an associate at Siemens Venture Capital, the investment arm of Siemens. Mr. Chan started his career developing and commercializing a molecular diagnostic product at a venture backed company and has been involved in several diagnostics and biopharma services investments including China Diagnostics Medical Corporation (acquired by Actis Capital), BioImagene, Inc. (acquired by Roche Holding AG), RadPharm, Inc. (acquired by JLL Partners), Cylex, Inc. (acquired by Viracor-IBT Laboratories, Inc.), Sequenom, Inc. (acquired by Laboratory Corporation of America Holdings) and Genoptix, Inc. (acquired by NeoGenomics, Inc.). He currently serves on the board of the private company Homestead Smart Health Plans LLC. Mr. Chan received a BSc in Biomedical Engineering from Johns Hopkins University and an M.B.A. from the Wharton School at the University of Pennsylvania.

Mr. Chan’s designation as director brings to the Board experience in expanding healthcare companies and biomedical engineering and business backgrounds.

Robert Gorman, Class II Director and Ampersand Designee. Robert Gorman was initially designated as director on October 17, 2019 by Ampersand as holder of the Company’s Series A Convertible Preferred Stock, which is no longer outstanding, and thereby appointed and elected to the Board and was re-designated as director by Ampersand as holder of Series B Preferred Stock and thereby re-appointed and re-elected to the Board effective January 15, 2020. On January 22, 2020, the Company named Mr. Gorman to the Compensation Committee and the Regulatory Compliance Committees. On April 16, 2020, Mr. Gorman resigned as a member of the Compensation Committee and was appointed as Chairman of the Board. Mr. Gorman’s experience includes over 30 years in healthcare leadership positions. The majority of his career has been in the laboratory services industry with both public and private companies. After leaving public accounting, he served as Operations Controller for Home Medical Systems, Inc., a company focused on the roll-up of the durable medical equipment business in the United States and sold to Beverly Enterprises. He joined Central Diagnostic Laboratory, the largest independent laboratory at the time, as East Coast Controller, which was acquired by Corning Clinical Laboratory (now known as Quest Diagnostics Incorporated). He spent over 20 years at Quest Diagnostics Incorporated. While at Quest Diagnostics Incorporated, he held various leadership roles including responsibility for the New York and New England laboratories and the East Region, and he ultimately became the Vice President of U.S. operations. After retiring from Quest Diagnostics Incorporated, Mr. Gorman along with WaterStreet Healthcare Partners acquired Converge Diagnostic Services LLC in 2009, where he served as Chief Executive Officer. He helped transform Converge Diagnostic Services LLC into a full-service regional laboratory services company servicing the New England market. After approximately four and a half years, Converge Diagnostics Services LLC was acquired by Quest Diagnostics Incorporated. Mr. Gorman served as Senior Vice President of U.S. Clinical Diagnostics for Eurofins Scientific Group, an international laboratory company (OTC: ERFSF) (“Eurofins”), with responsibility for clinical diagnostic businesses in the U.S from January 2017 to July 2018. Since July 2018, Mr. Gorman serves as a consultant for MLC, LLC, for which he is also the managing partner. Mr. Gorman has served on several for profit and not for profit boards, including for Eurofins’s subsidiary Boston Heart Diagnostics Corporation from January 2017 to July 2018. Mr. Gorman earned his B.S. in Accounting from Villanova University.

Mr. Gorman brings leadership in the laboratory services industry in public and private companies, including clinical diagnostic businesses, to the Board.

Joseph Keegan, Class III Director. Joseph Keegan, Ph.D. was appointed to the Board effective January 1, 2016 and was subsequently appointed Chairman of our Audit Committee and our Nominating Committee. Dr. Keegan has more than 30 years of experience in life science businesses. From 2007 to 2012, when it was sold to Pall Corporation, Dr. Keegan was chief executive officer at ForteBio, Inc., a life science tool company, where he helped to lead a financing round and established product development and sales strategies for that company. From 1998 to 2007, Dr. Keegan was chief executive officer at Molecular Devices Corporation (NASDAQ: MDCC), a provider of bioanalytical measurement systems, software and consumables, where Dr. Keegan helped grow the company both internally and through acquisitions. From 1992 to 1998, Dr. Keegan worked at Becton Dickinson and Company, a medical technology company that manufactures and sells medical devices and instrument systems, where he served as President of Worldwide Tissue Culture and Vice President, General Manager of Worldwide Flow Cytometry. From 1988 to 1992, Dr. Keegan was Vice President of the Microscopy and Scientific Instruments Division of Leica, Inc., a life science tool and semiconductor equipment provider. He currently serves on the boards of directors as the chairman of the board for the following privately held companies: Halo Labs (formerly known as Optofluidics, Inc.), Carterra (formerly known as Wasatch Microfluidics, Inc.), and Fluidic Analytics and currently serves on the board of directors of Nuclera Nucleics. In April 2017, he joined the board of ArrayJet Ltd., a privately held Scottish company and is currently chairman of the board. Dr. Keegan is a member of the board of directors of Bio-Techne Corporation (NASDAQ: TECH), a publicly held biotech company. Dr. Keegan holds a B.A. in Chemistry from Boston University and a Ph.D. in Physical Chemistry from Stanford University.

Dr. Keegan’s specific qualifications and skills in the areas of life science businesses, product development and sales strategies led the Board to conclude that Dr. Keegan should serve as a director.

Fortunato Ron Rocca, Class II Director and 1315 Capital Designee. Ron Rocca was elected to the Board as a Class II director on January 22, 2020 following his designation by 1315 Capital as a holder of Series B Preferred Stock. Mr. Rocca was concurrently appointed to the Audit and Compensation Committees. Since December 2011, Mr. Rocca has served as President, Chief Executive Officer and Director of Exagen Inc. (NASDAQ: XGN), a company dedicated to transforming the care continuum for patients suffering from debilitating and chronic autoimmune diseases. From 2005 to October 2011, Mr. Rocca served as Vice President, Sales and Marketing, and as General Manager at Prometheus, a specialty pharmaceutical and diagnostic company which was acquired by Nestlé SA in 2011, where he was responsible for leading the commercial organization, strategic planning and implementation of projects designed to maximize brand sales. Prior to joining Prometheus, Mr. Rocca served as the General Manager of Alpharma Inc., a specialty pharmaceutical company. Earlier in his career, Mr. Rocca served in senior sales and marketing management positions for Elan Pharmaceuticals, Inc., a neuroscience-focused biotechnology company and Janssen Pharmaceuticals, Inc., a pharmaceutical subsidiary of Johnson & Johnson. Mr. Rocca received a B.S. in Marketing and Personnel Management from Towson State University. Mr. Rocca’s extensive knowledge of our business, as well as his over 25 years of experience in the diagnostic and pharmaceutical industries, contributed to our board of directors’ conclusion that he should serve as a director of our Company.

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

Director Compensation

The Compensation Committee is responsible for reviewing and making recommendations to the Board regarding all matters pertaining to compensation paid to directors for Board and committee chair services. Directors who also serve as employees of the Company do not receive payment for services as directors. The current compensation program for non-employee directors has been in effect since April 29, 2020 when it was approved by Board resolution, and is described further below.

Cash Compensation Policy

In 2021, each of our non-employee directors received an annual director’s fee of $40,000, payable quarterly in arrears. Additionally, any non-employee director (except Mr. Gorman as Chairman) serving as Chairperson of a Board Committee received an annual fee of $10,000 (regardless of the number of Committees chaired.) Messrs. Chan and Lev both voluntarily agreed to waive all non-employee director compensation in 2021. For his roles as a director and Chairman of the Board, Mr. Gorman received a total annual fee of $170,000.

From time to time, the Board may form special committees to address discrete issues and the non-employee directors sitting on such special committees may receive additional compensation. In addition, our non-employee directors are entitled to reimbursement for travel and related expenses incurred in connection with attendance at Board and committee meetings.

Equity Compensation Policy

Commencing in 2020, each new appointee to the Board receives a grant of 28,000 stock options which vest in equal annual installments over a three-year period. Director equity compensation is reviewed on a regular basis with the assistance of Radford from time to time.

Director Compensation in 2021

The following table presents information relating to total compensation for our non-employee directors for the year ended December 31, 2021. Mr. Burnell, our Chief Executive Officer, does not receive compensation for his services on the Board. Information regarding the compensation of Mr. Burnell can be found below, under the heading “Information About Our Executive Compensation”.

DIRECTOR COMPENSATION IN 2021
Name	Fees earned or paid in cash ($)	Stock awards ($) (1) (2)	Option awards ($) (1)	Total ($)
Vijay Aggarwal (3)	-	-	-	-
Edward Chan (4)	-	-	-	-
Robert Gorman (5)	170,000	50,001	-	220,001
Joseph Keegan	50,000	-	-	50,000
Eric Lev (4)	-	-	-	-
Fortunato Ron Rocca	40,000	-	-	40,000
Stephen J. Sullivan	50,000	-	-	50,000

(1)	Outstanding option awards held by the non-employee directors as of December 31, 2021 consist of the following outstanding stock option amounts: Mr. Gorman -168,000; Dr. Keegan – 32,920; Mr. Rocca – 28,000; Mr. Sullivan – 33,820.
(2)	The dollar amounts set forth under the headings “Stock Awards” and “Option Awards” represent aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For purposes of computing such amounts, we disregarded estimates of forfeitures related to service-based vesting conditions. For additional information regarding our valuation assumptions, please refer to Note 15 – “Stock-Based Compensation” to our consolidated financial statements included in our Original Filing.

(3)	Dr. Aggarwal received 28,000 stock options upon his appointment to the Board on February 1, 2022.
(4)	Messrs. Chan and Lev both voluntarily agreed to waive all non-employee director compensation in 2021.
(5)	Mr. Gorman was awarded 12,438 restricted shares of common stock in January of 2021, which had a six-month vesting period.

Executive Officers

The following table sets forth the names, ages and principal position of our executive officers as of the date of this Amendment:

Name	Age	Position
Thomas W. Burnell	60	President, Chief Executive Officer and Director
Thomas Freeburg	54	Chief Financial Officer

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

Except as described herein, Mr. Freeburg has served in no other Company positions and there is no arrangement or understanding between Mr. Freeburg and any other person pursuant to which he was selected to serve as Chief Financial Officer, Treasurer, and Secretary. Mr. Freeburg has no family relationship with any director or executive officer or person nominated or chosen by the Company to become a director or executive officer of the Company that would require disclosure pursuant to Item 401(d) of Regulation S-K . There are no related party transactions as of the date hereof between Mr. Freeburg and the Company that would require disclosure under Item 404(a) of Regulation S-K.

There are no arrangements or understandings between Mr. Burnell and any other persons pursuant to which he was selected as an officer. In addition, there is no family relationship between Mr. Burnell and any director, executive officer or person nominated or chosen by the Company to become a director or executive officer that would require disclosure pursuant to Item 401(d) of Regulation S-K. There is no related party transaction as of the date hereof between Mr. Burnell and the Company that would require disclosure under Item 404(a) of Regulation S-K.

Governance of the Company

Corporate Governance and Code of Business Conduct

Our Board has adopted a written Code of Business Conduct that applies to our directors, officers, and employees, as well as Corporate Governance Guidelines applicable specifically to our Board. You can find links to these documents in the “Investor Relations-Corporate Governance” section of our website page at www.interpace.com. The content contained in, or that can be accessed through, our website is not incorporated into this Amendment. Disclosure regarding any amendments to, or any waivers from, a provision of our Code of Business Conduct that applies to one or more of our directors, our principal executive officer, our principal financial or our principal accounting officer will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, or posted on our website (www.interpace.com). Our common stock is quoted on the OTCQX, which is operated by OTC Markets Group, Inc. (“OTC Markets”).

Audit Committee

The Audit Committee is currently comprised of Dr. Keegan (Chairperson), Mr. Sullivan and Mr. Rocca. The primary purposes of our Audit Committee are to assist the Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting, internal control, legal compliance and risk management functions of the Company, including, without limitation, assisting the Board’s oversight of: (i) the integrity of our financial statements; (ii) the effectiveness of our internal control over financial reporting; (iii) our compliance with legal and regulatory requirements; (iv) the qualifications and independence of our independent registered public accounting firm; (v) the selection, retention and termination of our independent registered public accounting firm; and (vi) the performance of our internal audit function and independent registered public accounting firm. The Audit Committee is also responsible for preparing the report of the Audit Committee required by the rules and regulations of the SEC for inclusion in our annual proxy statement.

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

Our Audit Committee charter is posted and can be viewed in the “Investor Relations-Corporate Governance” section of our website at www.interpace.com.

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

To the best of our knowledge, based solely on our review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent (10%) stockholders were complied with during the fiscal year ended December 31, 2021.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation for 2021 and 2020 earned by our Chief Executive Officer and our current and former Chief Financial Officers during 2021.

SUMMARY COMPENSATION TABLE FOR 2021 AND 2020
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Compensation	All Other Compen-sation (3)	Total
Thomas W. Burnell
CEO	2021	$425,000	$160,000	$-	$-	$-	$3,352	$588,352
	2020	35,417	-	510,000	-	-	-	545,417
Thomas Freeburg
CFO	2021	231,254	60,000	250,000	229,000	-	502	770,756
	2020	167,178	12,000	-	-	-	325	179,503
Fred Knechtel
CFO	2021	25,833	-	-	-	-	173,737	199,570
	2020	274,181	-	-	705,864	-	10,888	990,933

(1)	The amount set forth in this column represents an annual cash incentive bonus.

(2)	The dollar amounts set forth under the headings “Stock Awards” and “Option Awards” represent aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For purposes of computing such amounts, we disregarded estimates of forfeitures related to service-based vesting conditions. For additional information regarding our valuation assumptions, please refer to Note 15 – “Stock-Based Compensation” to our consolidated financial statements included in our Original Filing.

(3)	For the named executive officers, this column includes the following amounts in 2021:

	401(k) Company Match ($)	Term Life/Disability Insurance Payment ($)	Other ($) (1)	Totals ($)
Thomas Burnell	$1,417	$1,935	$-	$3,352
Thomas Freeburg (2)	-	502	-	502
Fred Knechtel (2)	1,033	172	172,532	173,737

(1)	The amounts set forth in this column for Mr. Knechtel represent severance of $155,000 and continuation of health benefits of $17,532.
(2)	Mr. Knechtel no longer served as Chief Financial Officer effective January 31, 2021. Mr. Freeburg was appointed Chief Financial Officer on February 1, 2021.

Narrative Disclosure to Summary Compensation Table

The following narrative discusses the base salary, annual cash incentives, long-term equity incentives, and perquisites of the Company with respect to Messrs. Burnell, Freeburg and Knechtel during 2021.

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

Tom Burnell. Upon appointment as Chief Executive Officer on December 1, 2020, Mr. Burnell’s annual base salary was set at $425,000. There was no increase to Mr. Burnell’s salary in 2021.

Thomas Freeburg. Upon appointment as Chief Financial Officer on February 1, 2021, Mr. Freeburg’s annual base salary was set at $225,000. Pursuant to the terms of his employment agreement, his base salary was increased to $250,000 on August 1, 2021.

Fred Knechtel. Mr. Knechtel’s annual base salary in 2021 was $310,000. Mr. Knechtel no longer served as Chief Financial Officer effective January 31, 2021.

Annual Cash Incentives

The annual cash incentive program provides our executive officers with an opportunity to receive a cash award at the discretion of the Compensation Committee (and the full Board, in the case of the Chief Executive Officer). Annual cash incentive targets and performance metrics are usually determined by the Compensation Committee during the first quarter of each fiscal year, based on competitive market data generally available to the Compensation Committee as well as consideration based upon the financial condition of the Company, including revenue and adjusted EBITDA.

Sign-on bonuses may be granted from time to time at the discretion of our Compensation Committee in connection with new hires at the executive officer level. There were no cash sign-on bonuses for any named executive officer in 2021.

Long-Term Equity Incentives

Our executives are also eligible to participate in a long-term equity incentive program, which is currently administered under the 2019 Equity Incentive Plan. The long-term equity incentive component of our compensation program is used to promote alignment with stockholders and to balance the short-term focus of the annual cash incentive component by linking a substantial part of compensation to our long-term stockholder returns. The Compensation Committee believes that long-term stock-based compensation enhances our ability to attract and retain high quality talent, provides motivation to improve our long-term financial performance, and increase stockholder value.

In March 2021, Mr. Freeburg was awarded 50,000 RSUs and 50,000 stock options, vesting one-third each year over a three-year period, subject generally to continued service, with accelerated vesting on a change in control during continued service.

Perquisites

As a matter of practice, we provide only limited perquisites to our executive officers that are not generally provided to all employees. Executives are eligible for the standard benefits and programs generally available to all of our employees. The value of special perquisites, as well as additional benefits that are available generally to all of our employees, that were provided to each named executive officer in 2021 are set forth in footnote 3 to the Summary Compensation Table.

Qualified Plan

The Company maintains a tax-qualified savings plan under Section 401(k) of the Code. Employees who participate in the plan may make elective deferrals to the plan, subject to the limitations imposed by the Code. In addition, the Company currently offers a safe harbor matching contribution equal to 100% of the first 3% of an employee’s contributed base salary plus 50% of the employee’s base salary contributed exceeding 3% but not more than 5%.

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

Thomas Freeburg

On February 1, 2021, the Company appointed Mr. Freeburg as Chief Financial Officer, Treasurer, and Secretary of the Company, effective as of February 1, 2021 and entered into an employment agreement with Mr. Freeburg (the “Freeburg Employment Agreement”). Under the Freeburg Employment Agreement, Mr. Freeburg is to receive an annual base salary of $225,000 and a target annual bonus opportunity of up to 40% of such base salary. Effective as of the date six (6) months after the Effective Date, the Base Salary shall increase to $250,000. On March 10, 2021 Mr. Freeburg, was awarded 50,000 RSUs and 50,000 stock options which shall vest in equal installments on each of the first three anniversaries of the grant date, subject to Mr. Freeburg’s continued employment with the Company through the applicable vesting date, with accelerated vesting upon a Change in Control, as defined in the applicable equity incentive plan, subject to Mr. Freeburg’s continuous employment through such Change in Control.

In the event that Mr. Freeburg’s employment is terminated by the Company without Cause or by Mr. Freeburg for Good Reason (in each case, as defined in the Freeburg Employment Agreement), then subject to, among other things, Mr. Freeburg’s execution and non-revocation of a release agreement in favor of the Company, Mr. Freeburg would be entitled to: (i) salary continuation payments for a period of (a) six (6) months, (ii) all outstanding equity awards that were scheduled to vest during the 24-month period following the termination date, but for the termination, would become fully vested and exercisable, and, (iii) continuation of health and welfare benefits for the applicable salary continuation period.

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

Confidential Information, Non-Disclosure, Non-Solicitation, Non-Compete and Rights to Intellectual Property Agreement (“Restrictive Covenants Agreement”)

Each of Messrs. Freeburg, Knechtel, and Burnell also entered into a Restrictive Covenants Agreement with the Company that includes customary provisions regarding confidentiality and non-disclosure, customary non-competition and non-solicitation provisions that extend for up to one (1) year following termination of employment, and a customary invention assignment regarding ownership of intellectual property. The payment of any severance benefits under each executive’s employment agreement and/or severance agreement is conditioned on continued compliance with his Restrictive Covenants Agreement.

Treatment of Outstanding Equity on a Change in Control

Pursuant to the terms of our 2004 Stock Award and Incentive Plan, awards outstanding under that plan will generally become fully vested and exercisable upon a change in control of the Company. There is no similar automatic vesting provision upon a change in control for awards granted under the Interpace Biosciences, Inc. 2019 Equity Incentive Plan. However, Mr. Freeburg is entitled under his employment agreement to accelerated vesting of his outstanding equity awards upon a change in control, subject to continued employment. During his tenure at the Company, Mr. Knechtel had a similar entitlement.

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

Outstanding Equity Awards as of December 31, 2021

The following table provides information concerning the number and value of unexercised stock options and RSUs for the named executive officers outstanding as of the year ended December 31, 2021:

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2021
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares/RSUs that have not Vested (#)		Market Value of Shares/RSUs that have not Vested ($)(1)
Thomas W. Burnell	-	-		-		191,666	(2)	1,431,745
Thomas Freeburg	534	266	(3)	9.75	3/13/2029	50,066	(4)	373,993
	-	50,000	(5)	6.00	3/10/2031	-		-
Fred Knechtel	-	-		-		-		-

(1)	The market value is based on the closing price of $7.47 on December 31, 2021, the last day of trading in 2021.
(2)	Consists of 125,000 performance based RSUs which will be eligible to vest on the day following a 30 calendar day period in which, for each trading day of such period, a share of Common Stock has a closing per share price of at least $11.34. Also includes 66,666 RSUs which will vest one-half on each of December 1, 2022 and December 1, 2023.
(3)	Options are scheduled to vest on March 13, 2022.
(4)	Consists of 50,000 RSUs which will vest one-third on each of March 10, 2022, March 10, 2023, and March 10, 2024. Also includes 66 RSUs which will vest on March 13, 2022.
(5)	Options are scheduled to vest one-third each year on the first three anniversaries of the grant date, which was March 10, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of April 15, 2022, the number of shares of our Common Stock beneficially owned by: (i) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding Common Stock; (ii) each of our current directors; (iii) each of our current named executive officers, and (iv) all current directors and named executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of Common Stock owned by them and all information with respect to beneficial ownership has been furnished to us by the respective stockholder. Except as otherwise indicated, the address of the persons listed below is c/o Interpace Biosciences, Inc., Morris Corporate Center 1, Building C, 300 Interpace Parkway, Parsippany, New Jersey 07054. The percentage of beneficial ownership is based on 4,226,422 shares of Common Stock outstanding on April 15, 2022.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Shares Outstanding
5% Holders:
Ampersand 2018 Limited Partnership(2)	4,666,666	(3)	52.5	% (20)
1315 Capital II, L.P.(4)	3,166,666	(5)	42.8	% (21)
Peter H. Kamin (6)	781,956	(7)	18.5%
Douglas M. Singer (8)	293,000	(9)	6.9%
Executive officers and directors:
Thomas W. Burnell (10)	31,305	(14)	*
Thomas Freeburg (11)	27,658	(15)	*
Vijay Aggarwal (12)	-		*
Edward Chan (12)	-		*
Robert Gorman (13)	50,426	(16)	1.2%
Joseph Keegan (12)	15,343	(17)	*
Fortunato Ron Rocca (12)	9,333	(18)	*
Stephen J. Sullivan (12)	16,745	(19)	*
as a group (8 persons)	150,810	(14)(15)(16)(17)(18)(19)	3.5%

*	Represents beneficial ownership of less than 1% of our outstanding Common Stock

(1)	Beneficial ownership and percentage ownership are determined in accordance with the rules and regulations of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we include shares underlying common stock derivatives, such as stock options and RSUs that a person has the right to acquire within 60 days of April 15, 2022. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2)	The reported address of Ampersand is 55 William Street, Suite 240, Wellesley, MA 02481.
(3)	This information is based solely on an amended Schedule 13D/A filed with the SEC on November 12, 2021 by Ampersand. Ampersand reported shared voting power and shared dispositive power of 4,666,666 shares of common stock underlying 28,000 shares of Series B Preferred Stock. Series B Preferred Stock is convertible into shares of common stock at any time and from time to time, at the option of holders. The Series B Preferred Stock is convertible into shares of common stock pursuant to the terms of the Certificate of Designation of Series B Preferred Stock.
(4)	The reported address of 1315 Capital is 2929 Walnut Street, Suite 1240, Philadelphia, PA 19104.

(5)	This information is based solely on an amended Schedule 13D/A filed with the SEC November 11, 2021 by 1315 Capital. 1315 Capital reported shared voting power and shared dispositive power of 3,166,666 shares of common stock underlying 19,000 shares of Series B Preferred Stock. Series B Preferred Stock is convertible into shares of common stock at any time and from time to time, at the option of holders. The Series B Preferred Stock is convertible into shares of common stock pursuant to the terms of the Certificate of Designation of Series B Preferred Stock.
(6)	The reported address of Mr. Kamin is 2720 Donald Ross Road, #311, Palm Beach Gardens, FL 33410.
(7)	Includes 234,805 shares of common stock held by the Peter H. Kamin Revocable Trust dated February 2003, of which Peter H. Kamin is the sole trustee, 133,186 shares of common stock held by the Peter H. Kamin Childrens Trust dated March 1997 of which Mr. Kamin is the trustee, 44,670 shares of common stock held by 3K Limited Partnership, of which Mr. Kamin is the General Partner and 99,187 shares of common stock held by the Peter H. Kamin Family Foundation of which Mr. Kamin is the trustee. This information is based solely on a Schedule 13D/A filed with the SEC on December 6, 2021 by Mr. Kamin. Mr. Kamin reported sole voting power and sole dispositive power of 781,956 shares of common stock.
(8)	The reported address of Mr. Singer is 9600 North 96th Street, Unit 241, Scottsdale, AZ 85258
(9)	Includes 293,000 shares of common stock held by Mr. Singer. This information is based solely on a Schedule 13G filed with the SEC on February 10, 2022 by Mr. Singer. Mr. Singer reported sole voting power and sole dispositive power of 293,000 shares of common stock.
(10)	Currently serves as our President and Chief Executive Officer and as a member of the Board.
(11)	Currently serves as our Chief Financial Officer, Secretary and Treasurer.
(12)	Currently serves as a member of the Board.
(13)	Currently serves as Chairman of the Board.
(14)	Includes 10,855 shares owned by Mr. Burnell’s spouse. Mr. Burnell disclaims beneficial ownership of these shares.
(15)	Includes 17,466 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2022.
(16)	Includes 31,667 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2022.
(17)	Includes 13,587 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2022.
(18)	Includes 9,333 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2022.
(19)	Includes 14,286 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2022.
(20)	Ampersand’s ownership would be 38.7%, assuming the conversion of all 47,000 outstanding shares of Series B into an aggregate of 7,833,332 shares of common stock.
(21)	1315 Capital’s ownership would be 26.3% assuming the conversion of all 47,000 outstanding shares of Series B into an aggregate of 7,833,332 shares of common stock.

* Represents less than 1% of shares of common stock outstanding.

Equity Compensation Plan Information

The table below sets forth certain information with respect to all of our equity compensation plans as of December 31, 2021, and does not reflect grants, awards, exercises, terminations or expirations since that date.

Equity Compensation Plan Information
Year Ended December 31, 2021
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (2019 Equity Compensation Plan and Restated 2004 Stock Award and Incentive Plan)	632,511	$6.89	602,077

Equity compensation plan not approved by security holders	-	-	-
Total	632,511	$6.89	602,077

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We are required to disclose transactions since January 1, 2020, to which we have been a party, in which the amount involved in the transaction exceeds $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or an affiliate or immediate family member thereof had or will have a direct or indirect material interest, other than employment, compensation, termination and change in control arrangements with our named executive officers.

On January 10, 2020, we entered into the Securities Purchase and Exchange Agreement with Ampersand and 1315 Capital. Pursuant to the Securities Purchase and Exchange Agreement, 1315 Capital agreed to purchase 19,000 shares of the Series B Preferred Stock at an aggregate purchase price of $19.0 million and Ampersand agreed to purchase 1,000 shares of the Series B Preferred Stock at an aggregate purchase price of $1.0 million. We also agreed to exchange all 270 shares of the Company’s issued and outstanding Series A Preferred Stock held by Ampersand for 27,000 newly created shares of Series B Preferred Stock. The Company and the Series B Investors amended and restated that certain Investor Rights Agreement, dated as of July 15, 2019 (the “Amended and Restated Investor Rights Agreement”), by and between the Company and Ampersand.

The Certificate of Designation of Series B Preferred Stock provides that, for so long as Ampersand or 1315 Capital holds at least sixty percent (60%) of the Series B Preferred Stock issued to it on the Issuance Date (as defined therein), such Series B Investor will be entitled to elect two directors to the Board; provided that one of the directors qualifies as an “independent director” within the meaning of the OTCQX rules (or any successor rule or similar rule promulgated by another exchange on which our securities are then listed or designated) However, if at any time such Series B Investor holds less than sixty percent (60%), but at least forty percent (40%), of the Series B Preferred Stock issued to them on the Issuance Date, such Series B Investor would only be entitled to elect one director to the Board. Any director elected pursuant to the terms of the Certificate of Designation of Series B Preferred Stock may be removed without cause by, and only by, the affirmative vote of the holders of Series B Preferred Stock. A vacancy in any directorship filled by the holders of Series B Preferred Stock may be filled only by vote or written consent in lieu of a meeting of such holders of Series B Preferred Stock or by any remaining director or directors elected by such holders of Series B Preferred Stock. Moreover, on any matter presented to holders of common stock for their action or consideration at any meeting of our stockholders (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of our Series B Preferred Stock will be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock held by such holder are convertible and, except as provided by law or by our Certificate of Incorporation (which includes the Series B Certificate of Designation), will vote together with the holders of common stock as a single class, on an as-converted to common stock basis.

Concurrently with the closing on January 15, 2020, pursuant to the Series B Investors’ rights as holder of Series B Preferred Stock, Ampersand re-designated Messrs. Gorman and Lev and 1315 Capital initially designated Edward Chan, who were thereby appointed and elected to the Board. Mr. Lev is a general partner of the general partner of Ampersand, Ampersand Capital Partners. As of February 2, 2022, Mr. Lev was replaced as a director by Dr. Vijay Aggarwal, who was designated as a director by Ampersand. Mr. Chan is an employee of an entity related to 1315 Capital, 1315 Capital Management, LLC. On January 22, 2020, 1315 Capital designated Fortunato Ron Rocca who was thereby appointed and elected to the Board. As of the date of this prospectus, the Series B Investors and their affiliates control, on an as-converted basis, an aggregate of sixty-five percent (65%) of our outstanding shares of common stock through their holdings of the Series B Preferred Stock.

In April 2020, the Company entered into Support Agreements with each of the Series B Investors (each, a “Support Agreement,” and together, the “Support Agreements”), pursuant to which Ampersand and 1315 Capital, respectively, consented to, and agreed to vote (by proxy or otherwise), all shares of Series B Preferred Stock registered in its name or beneficially owned by it and/or over which it exercises voting control as of the date of the Support Agreement and any other shares of Series B Preferred Stock legally or beneficially held or acquired by such Series B Investor after the date of the Support Agreement or over which it exercises voting control, in favor of any Fundamental Action desired to be taken by the Company as determined by the Board. For purposes of each Support Agreement, “Fundamental Action” means any action proposed to be taken by the Company and set forth in Section 4(d)(i), 4(d)(ii), 4(d)(v), 4(d)(vi), 4(d)(viii) or 4(d)(ix) of the Certificate of Designation of Series B Preferred Stock or Section 8.5.1.1, 8.5.1.2, 8.5.1.5, 8.5.1.6, 8.5.1.8 or 8.5.1.9 of the Amended and Restated Investor Rights Agreement. The Support Agreement with Ampersand was terminated on September 30, 2020 pursuant to a termination agreement, dated July 9, 2020, between the Company and Ampersand.

The 28,000 shares of Series B Preferred Stock held by Ampersand are convertible from time to time into an aggregate of 4,666,666 shares of our common stock and the 19,000 shares of Series B Preferred Stock held by 1315 Capital are convertible from time to time into an aggregate of 3,166,666 shares of our common stock. On an as-converted basis, such shares would represent approximately 38.9% and 26.4% of our fully diluted shares of common stock, respectively. In addition, pursuant to the terms of the Certificate of Designation of Series B Preferred Stock and an amended and restated investor rights agreement among the Company and Ampersand and 1315 Capital, they each have the right to (1) approve certain of our actions, including our borrowing of money and (2) designate two directors to our Board of Directors; provided that certain of such rights held by 1315 Capital have been delegated pursuant to the related Support Agreement. As a result, the Company considers the Notes and Security Agreement (each as defined below) to be a related party transaction.

On January 7, 2021, the Company entered into promissory notes with Ampersand, in the amount of $3 million, and 1315 Capital, in the amount of $2 million, respectively (together, the “Notes”), and a related security agreement (the “Security Agreement”).

The rate of interest on the Notes was equal to eight percent (8.0%) per annum and their maturity date was the earlier of (a) September 30, 2021 and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Notes. No interest payments were due on the Notes until their maturity date. All payments on the Notes were pari passu.

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

In connection with the Security Agreement, the Notes were secured by a first priority lien and security interest on substantially all of the assets of the Company. Additionally, if a change of control of the Company occurred (as defined in the Notes) the Company was required to make a prepayment of the Notes in an amount equal to the unpaid principal amount, all accrued and unpaid interest, and all other amounts payable under the Notes out of the net cash proceeds received by the Company from the consummation of the transactions related to such change of control. The Company could prepay the Notes in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid together with accrued interest thereon to the date of prepayment.

The Notes contained certain negative covenants which prevented the Company from issuing any debt securities pursuant to which the Company issues shares, warrants or any other convertible security in the same transaction or a series of related transactions, except that Company could incur or enter into any capitalized and operating leases in the ordinary course of business consistent with past practice, or borrowed money or funded debt in an amount not to exceed $4.5 million (the “Debt Threshold”) that is subordinated to the Notes on terms acceptable to Ampersand and 1315 Capital; provided, that if the aggregate consolidated revenue recognized by the Company as reported on Form 10-K as filed with the SEC for any fiscal year ending after January 10, 2020 exceeds $45 million, the Debt Threshold for the following fiscal year shall increase to an amount equal to: (x) ten percent (10%); multiplied by (y) the consolidated revenue as reported by the Company on Form 10-K as filed with the SEC for the previous fiscal year.

On October 29, 2021, the Company and its subsidiaries entered into a Loan and Security Agreement with BroadOak Fund V, L.P. (“BroadOak”), providing for a term loan in the aggregate principal amount of $8,000,000 (the “Term Loan”). Funding of the Term Loan took place on November 1, 2021. The Company used the proceeds of the Term Loan to repay in full at their maturity all outstanding indebtedness under the Notes with Ampersand and 1315 Capital. The Company, Ampersand, and 1315 Capital also terminated the Security Agreement.

Director Independence

The Board determined that each of the members of the current Board, except Mr. Burnell and Mr. Gorman, are independent directors within the meaning of the applicable rules and regulations of the SEC and OTC Markets.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA LLP (“BDO”), an independent registered public accounting firm, had served as our independent accountants beginning in 2012. On April 13, 2022, the relationship between the Company and BDO as the Company’s independent registered public accounting firm for the Company was terminated and EisnerAmper LLP (“EisnerAmper”) was retained as the Company’s new independent registered public accounting firm. Fees for services provided by BDO for the past two completed years ended December 31 were as follows:

PRINCIPAL ACCOUNTANT FEES AND SERVICES
	2021	2020
Audit Fees (1)(2)	$379,000	$556,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees (3)	-	5,482
Total Fees	$379,000	$561,482

(1)	Audit fees include the audit of our consolidated financial statements.
(2)	Included within audit fees for the year ended December 31, 2021 are those fees totaling $25,000 associated with our S-1 filing in 2021.
(3)	There were no fees billed by BDO for products and services other than the services described in the paragraphs captioned “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above for 2021. In 2020, BDO billed an aggregate of $5,482 for reimbursement of legal fees.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Under its charter, the Audit Committee must pre-approve all engagements of our independent registered public accounting firm unless an exception to such pre-approval exists under the Exchange Act or the rules of the SEC. The Audit Committee approved the termination of our relationship with BDO and our retention of EisnerAmper as our independent registered accounting firm for the fiscal year ended December 31, 2022. Each year, the independent registered public accounting firm’s retention to audit our financial statements and permissible non-audit services, including the associated fees, is approved by the Audit Committee. At the beginning of each fiscal year, the Audit Committee evaluates other known potential engagements of the independent registered public accounting firm, in light of the scope of the work proposed to be performed and the proposed fees, and approves or rejects each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent registered public accounting firm’s independence. At subsequent Audit Committee meetings, the Audit Committee receives updates on the services actually provided by the independent registered public accounting firm, and management may present additional services for approval. Typically, these would be services, such as due diligence for an acquisition, that were not known at the beginning of the year. The Audit Committee has delegated to the Chairperson of the Audit Committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between committee meetings. If the Chairperson so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting. All of the services and corresponding fees described above were approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K/A, as previously listed on Form 10-K, filed April 1, 2021:

Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
2.2	Asset Purchase Agreement, dated as of October 30, 2015, by and between Publicis Touchpoint Solutions, Inc. and PDI, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2015.
2.3	Asset Purchase Agreement by and among the Company and Diamir Biosciences Corp. dated March 16, 2021,incorporated by reference to Exhibit 2.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 11, 2021.
3.1+	Conformed version of Certificate of Incorporation of Interpace Biosciences, Inc., as amended by the Certificate of Amendment, effective January 15, 2020, and the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed January 17, 2020, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
3.2	Amended and Restated Bylaws of Interpace Biosciences, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019.
4.1	Description of Securities, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2021.
4.2	Specimen Certificate Representing the Common Stock, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (File No. 333-227728), filed with the SEC on October 5, 2018.
4.3	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2017.
4.4	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, as amended, filed with the SEC on March 24, 2017.
4.5	Form of PreFunded Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.
4.6	Form of Underwriters’ Warrants, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.
4.7	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.
4.8	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2017.
4.9	Loan and Security Agreement, dated November 13, 2018, by and among Silicon Valley Bank, Interpace Diagnostics Group, Inc., Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC, incorporated by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
4.10	Form of Underwriter Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 29, 2019.
4.11	Subordinated Seller Note of Interpace BioPharma, Inc., dated July 15, 2019, in favor of Cancer Genetics, Inc., incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.1*	Amended and Restated 2004 Stock Award and Incentive Plan, incorporated by reference to Annex A of the Company’s definitive proxy statement, filed with the SEC on August 14, 2017.
10.2*	Form of Restricted Stock Unit Agreement for Employees, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.

Exhibit No.	Description
10.3*	Form of Restricted Stock Unit Agreement for Directors, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.4*	Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.5*	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.6*	Interpace Diagnostics Group, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.7*	Amendment to the Interpace Biosciences, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 26, 2020.
10.8*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.3 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.9*	Form of Interpace Biosciences, Inc. 2019 Equity Incentive Plan Restricted Stock Unit And Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.9 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 26, 2020.
10.10*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.11*	Interpace Diagnostics Group, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.12*	Employment agreement entered into May 10, 2021, effective February 1, 2021, between Thomas Freeburg and the Company, incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 11, 2021.
10.15*	Severance agreement and General Release, dated January 31, 2021, by and between the Company and Fred Knechtel, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 4, 2021.
10.16*	Incentive Stock Option Agreement between Interpace Diagnostics Group, Inc. and Jack E. Stover, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2016.
10.17*	Amended and Restated Employment Agreement dated December 5, 2018, between the Company and Jack E. Stover, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2018.
10.18*	First Amendment to Amended and Restated Employment Agreement, dated January 29, 2020, by and between Interpace Biosciences, Inc. and Jack E. Stover, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2020.
10.20*	Employment Agreement, dated November 23, 2020, between Thomas W. Burnell and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 25, 2020.
10.21*	Separation and Consulting Agreement and General Release, dated November 23, 2020, between Jack E. Stover and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 25, 2020.
10.22*	Form of Indemnification Agreement by and between Interpace Diagnostics Group, Inc. and its directors and executive officers, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2016.
10.23*	Form of Indemnification Agreement by and between Interpace Biosciences, Inc. and Indemnitee, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020.
10.24	License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.

Exhibit No.	Description
10.25	CPRIT License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.26	Supply Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.27	Guaranty, dated August 13, 2014 by the Company in favor of Asuragen, Inc., incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.28	Morris Corporate Center Lease, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 5, 2009.
10.29	First Amendment to Lease, dated May 24, 2017, by and between Brookwood MC Investors, LLC, Brookwood MC II, LLC, and the Company, incorporated by reference to Exhibit 10.52 of the Company’s Registration Statement on Form S-1 (333-218140), as amended, filed with the SEC on June 13, 2017.
10.39	Lease Agreement, dated March 31, 2017, by and between Saddle Lane Realty, LLC and the Company, incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-1 (333-218140), as amended on June 13, 2017.
10.40	First Amendment, dated September 26, 2017, by and between Saddle Lane Realty, LLC and Interpace Diagnostics Corporation, incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time
10.41	Amendment No. 2 to Lease, dated March 15, 2018, between Saddle Lane Realty, LLC and Interpace Diagnostics Corporation, incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 23, 2018.
10.42	Form of Securities Purchase Agreement, dated January 20, 2017, by and between Interpace Diagnostics Group, Inc. and certain purchasers named therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2017.
10.43	Warrant Agency Agreement, dated June 21, 2017, by and between Interpace Diagnostics Group, Inc. and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2017.

Exhibit No.	Description
10.44	Form of Warrant Exercise Agreement dated October 12, 2017, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2017.
10.45	Securities Purchase Agreement, dated July 15, 2019, by and between Interpace Diagnostics Group, Inc. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.46	Transition Services Agreement, dated July 15, 2019, by and between Interpace BioPharma, Inc. and Cancer Genetics, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.47	Form of Voting Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.50	Consent to Assignment, dated July 19, 2019, by and among Meadows Landmark LLC, Cancer Genetics, Inc., and Interpace BioPharma, Inc, incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.51	Lease Agreement, dated June 12, 2004, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.52	Letter Amendment, dated October 21, 2004, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.53	Second Amendment to Lease, dated June 17, 2005, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.54	Third Amendment to Lease, dated May 25, 2006, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.55	Fourth Amendment to Lease, dated December 20, 2007, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.56	Fifth Amendment to Lease, dated June 15, 2009, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.

Exhibit No.	Description
10.57	Sixth Amendment to Lease, dated June 3, 2010, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.58	Seventh Amendment to Lease, dated October 26, 2010, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.59	Eighth Amendment to Lease, dated July 27, 2011, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.60	Ninth Amendment to Lease, dated November 7, 2012, by and between Southport Business Park Limited Partnership and Gentris Corporation, incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.61	Tenth Amendment to Lease, dated July 15, 2014, by and among Southport Business Park Limited Partnership, Gentris Corporation, and Gentris, LLC, incorporated by reference to Exhibit 10.57 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.62	Eleventh Amendment to Lease, effective as of June 1, 2020, by and between Southport Business Park Limited Partnership and Interpace Pharma Solutions, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 9, 2020.
10.63	Assignment of Lease, dated July 15, 2019, by and between Cancer Genetics, Inc. and Interpace BioPharma, Inc., incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.64	Guaranty of Lease, dated July 15, 2019, by and between Interpace Diagnostics Group, Inc. and Southport Business Park Limited Partnership, incorporated by reference to Exhibit 10.59 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.65	Equity Distribution Agreement, dated September 20, 2019, by and between Interpace Diagnostics Group, Inc. and Oppenheimer & Co. Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2019.
10.66	Securities Purchase and Exchange Agreement, dated January 10, 2020, by and among Interpace Biosciences, Inc., 1315 Capital II, L.P. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2020.
10.67	Amended and Restated Investor Rights Agreement, dated as of January 15, 2020, by and among Interpace Biosciences, Inc., 1315 Capital II, L.P. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020.
10.68	Support Agreement, dated April 7, 2020, by and between Ampersand 2018 Limited Partnership and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on October 19, 2020.
10.69	Termination Agreement, dated July 9, 2020, by and between Ampersand 2018 Limited Partnership and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on October 19, 2020.
10.70	Support Agreement, dated April 2, 2020, by and between 1315 Capital II, L.P. and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on October 19, 2020.
10.71	First Loan Modification Agreement, dated March 18, 2019, by and among Silicon Valley Bank, Interpace Diagnostics Group, Inc. (n/k/a Interpace Biosciences, Inc.), Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC, incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on October 19, 2020.

Exhibit No.	Description
10.72	Joinder and Second Loan Modification Agreement, dated October 19, 2020, by and among the Company, Interpace Diagnostics Corporation, Interpace Diagnostics, LLC, Interpace Pharma Solutions, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on October 23, 2020.
10.73	Promissory Note entered into between the Company and Ampersand 2018 Limited Partnership, dated January 7, 2021,incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 11, 2021.
10.74	Promissory Note entered into between the Company and 1315 Capital II, L.P, dated January 7, 2021, incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 11, 2021.
10.75	Security Agreement entered into between the Company and Ampersand 2018 Limited Partnership, dated January 7, 2021, incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 11, 2021.
10.76	Amendment to Secured Promissory Note dated May 10, 2021 with Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 11, 2021.
10.77	Amendment to Secured Promissory Note dated May 10, 2021 with1315 Capital II, L.P., incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 11, 2021.
10.78	Amendment to Security Agreement dated May 10, 2021 by and between Ampersand 2018 Limited Partnership and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 11, 2021.
10.79	Second Amendment to Secured Promissory Note dated June 24, 2021 with Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 29, 2021.
10.80	Second Amendment to Secured Promissory Note dated June 25, 2021 with 1315 Capital II, L.P., incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 29, 2021.
10.81	Third Amendment to Secured Promissory Note dated August 31, 2021 with Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 31, 2021.
10.82	Third Amendment to Secured Promissory Note dated August 31, 2021 with 1315 Capital II, L.P., incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, filed with the SEC on August 31, 2021.
10.83	Fourth Amendment to Secured Promissory Note dated September 29, 2021 with Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2021.
10.84	Fourth Amendment to Secured Promissory Note dated September 29, 2021 with 1315 Capital II, L.P., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2021.
10.85	Loan and Security Agreement by and between Comerica Bank, Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 13, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021.
10.86	Subordination Agreement by and between Ampersand 2018 Limited Partnership, 1315 Capital II. L.P., Comerica Bank Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 13, 2021, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021.
10.87	Loan and Security Agreement by and between BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 29, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.

Exhibit No.	Description
10.88	First Amendment to Loan and Security Agreement by and between Comerica Bank, Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated November 1, 2021, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.
10.89	Subordination and Intercreditor Agreement by and between Comerica Bank, BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated as of November 1, 2021, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.
21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
23.1	Consent of BDO USA, LLP, incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith, incorporated by reference to Exhibit 31.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 31.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 32.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.
31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, furnished herewith.
31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPACE BIOSCIENCES, INC.

Date: April 29, 2022	/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ Thomas W. Burnell	President, Chief Executive Officer and Director	April 29, 2022
Thomas W. Burnell	(Principal Executive Officer)

/s/ Thomas Freeburg	Chief Financial Officer and Treasurer	April 29, 2022
Thomas Freeburg	(Principal Financial and Accounting Officer)

/s/ Stephen J. Sullivan	Director	April 29, 2022
Stephen J. Sullivan

/s/ Joseph Keegan	Director	April 29, 2022
Joseph Keegan

/s/ Robert Gorman	Chairman of the Board of Directors	April 29, 2022
Robert Gorman

/s/ Edward Chan	Director	April 29, 2022
Edward Chan

/s/ Fortunato Ron Rocca	Director	April 29, 2022
Fortunato Ron Rocca

/s/ Vijay Aggarwal	Director	April 29, 2022
Vijay Aggarwal

