Form 10-Q
period 2022-03-31
INTERPACE BIOSCIENCES, INC.
filed 2022-05-16
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding May 6, 2022
Common Stock, par value $0.01 per share	4,229,939

INTERPACE BIOSICENCES, INC.

FORM 10-Q FOR PERIOD ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,850	$3,064
Restricted cash	250	250
Accounts receivable, net of allowance for doubtful accounts of $72 and $72, respectively	7,241	6,158
Other current assets	2,777	2,694
Total current assets	13,118	12,166
Property and equipment, net	6,145	6,349
Other intangible assets, net	6,751	7,287
Goodwill	8,433	8,433
Operating lease right of use assets	3,760	4,032
Other long-term assets	151	160
Total assets	$38,358	$38,427

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,951	$2,694
Accrued salary and bonus	3,461	3,024
Other accrued expenses	8,692	9,198
Current liabilities from discontinued operations	766	766
Total current liabilities	16,870	15,682
Contingent consideration	1,345	1,383
Operating lease liabilities, net of current portion	2,928	3,154
Line of credit	2,500	1,500
Note payable at fair value	7,835	7,942
Other long-term liabilities	4,685	4,648
Total liabilities	36,163	34,309

Commitments and contingencies (Note 8)

Preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 shares Series B issued and outstanding	46,536	46,536

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,272,308 and 4,228,169 shares issued, respectively; 4,226,422 and 4,195,412 shares outstanding, respectively	404	403
Additional paid-in capital	186,489	186,106
Accumulated deficit	(229,306)	(227,059)
Treasury stock, at cost (45,886 and 32,757 shares, respectively)	(1,928)	(1,868)
Total stockholders’ deficit	(44,341)	(42,418)
Total liabilities and stockholders’ deficit	$(8,178)	$(8,109)
Total liabilities, preferred stock and stockholders’ deficit	$38,358	$38,427

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	Three Months Ended March 31,
	2022	2021

Revenue, net	$10,377	$9,833
Cost of revenue (excluding amortization of $536 and $1,112, respectively)	5,384	5,316
Gross profit	4,993	4,517
Operating expenses:
Sales and marketing	2,416	2,351
Research and development	299	637
General and administrative	3,690	2,979
Transition expense	85	1,253
Acquisition related amortization expense	536	1,112
Total operating expenses	7,026	8,332

Operating loss	(2,033)	(3,815)
Interest accretion expense	(121)	(135)
Related party interest	-	(92)
Note payable interest	(180)	-
Other income (expense), net	159	(96)
Loss from continuing operations before tax	(2,175)	(4,138)
Provision for income taxes	18	15
Loss from continuing operations	(2,193)	(4,153)

Loss from discontinued operations, net of tax	(54)	(54)

Net loss	$(2,247)	$(4,207)

Basic and diluted loss per share of common stock:
From continuing operations	$(0.52)	$(1.02)
From discontinued operations	(0.01)	(0.01)
Net loss per basic and diluted share of common stock	$(0.53)	$(1.03)
Weighted average number of common shares and common share equivalents outstanding:
Basic	4,208	4,089
Diluted	4,208	4,089

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited, in thousands)

	For The Three Months Ended		For The Three Months Ended
	March 31, 2022		March 31, 2021
	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	4,228	$403	4,075	$402
Common stock issued	35	1	9	-
Restricted stock issued	-	-	12	-
Common stock issued through ESPP	9	-	36	-
Balance at March 31	4,272	404	4,132	402
Treasury stock:
Balance at January 1	33	(1,868)	20	(1,773)
Treasury stock purchased	13	(60)	-	-
Balance at March 31	46	(1,928)	20	(1,773)
Additional paid-in capital:
Balance at January 1		186,106		184,404
Common stock issued		58		108
Stock-based compensation expense		325		286
Balance at March 31		186,489		184,798
Accumulated deficit:
Balance at January 1		(227,059)		(212,116)
Net loss		(2,247)		(4,207)
Balance at March 31		(229,306)		(216,323)

Total stockholders’ deficit		$(44,341)		$(32,896)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

`	For The Three Months Ended March 31,
	2022	2021

Cash Flows From Operating Activities
Net loss	$(2,247)	$(4,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	781	1,532
Interest accretion expense	121	135
Bad debt (recovery) expense	-	(140)
Mark to market on warrants	(63)	41
Amortization of deferred financing fees	10	-
Amortization of loan costs	-	52
Interest - note payable	-	92
Stock-based compensation	302	259
ESPP expense	23	27
Change in fair value of note payable	(107)	-
Change in fair value of contingent consideration	-	(57)
Other gains and expenses, net	-	(3)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,083)	317
Increase in other current assets	(83)	(253)
Increase in other long-term assets	(1)	-
Increase (decrease) in accounts payable	1,235	(1,534)
Increase (decrease) in accrued salaries and bonus	377	(988)
Decrease in accrued liabilities	(556)	(293)
Increase in long-term liabilities	37	14
Net cash used in operating activities	(1,254)	(5,006)

Cash Flows From Investing Activity
Purchase of property and equipment	(19)	-
Sale of property and equipment	-	39
Net cash (used in) provided by investing activities	(19)	39

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	59	108
Loan proceeds - related parties	-	5,000
Financing fees - related party	-	(74)
Borrowings on line of credit	1,000	-
Net cash provided by financing activities	1,059	5,034

Net (decrease) increase in cash, cash equivalents and restricted cash	(214)	67
Cash, cash equivalents and restricted cash – beginning	3,314	3,372
Cash, cash equivalents and restricted cash – ending	$3,100	$3,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Lab closures experienced thus far by the Company have consisted of periodic, temporary work stoppages to clean and disinfect the labs. However, this could change in the future based upon conditions caused by the pandemic. Inflation and supply chain disruptions, whether caused by restrictions or slowdowns in shipping or logistics, increases in demand for certain goods used in our operations, or otherwise, could impact our operations in the near term. For the foreseeable future, however, we do not anticipate supply chain shortages of critical supplies.

We have contingency plans in place and will continue to monitor and update them in order to mitigate pandemic-related, adverse financial impacts upon our business.

Transition costs

Transition expenses are primarily related to the Rutherford, New Jersey lab closing and subsequent move to Morrisville, North Carolina, which was completed during the first half of Fiscal 2021, as well as other cost-saving initiatives consisting primarily of reductions in headcount and the implementation of a new laboratory information system. To optimize the operations of laboratory operations within our pharma services, we transitioned activities from the Rutherford facility to our Morrisville facility. The transition included the transfer of personnel, expansion of the Morrisville facility and validation of transferred processes.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes (the “Interim Financial Statements”) should be read in conjunction with the consolidated financial statements of the Company and its wholly-owned subsidiaries (Interpace Diagnostics Lab Inc., Interpace Diagnostics Corporation, Interpace Pharma Solutions, Inc. and Interpace Diagnostics, LLC), and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities & Exchange Commission (“SEC”) on March 31, 2022 and as amended on April 29, 2022.

The condensed Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, InServe Support Solutions; and TVG, Inc. and its Commercial Services business unit which was sold on December 22, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

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

For the three months ended March 31, 2022, we had an operating loss of $2.0 million. As of March 31, 2022, we had cash, cash equivalents and restricted cash of $3.1 million, total current assets of $13.1 million and current liabilities of $16.9 million. As of May 6, 2022, we had approximately $3.7 million of cash on hand, excluding restricted cash.

In January 2022, the Company announced that the Centers for Medicare & Medicaid Services, or CMS, issued a new billing policy whereby CMS will no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. On February 28, 2022, the Company announced that the National Correct Coding Initiative (NCCI) program issued a response on behalf of CMS stating that the January 2022 billing policy reimbursement change for ThyGeNEXT® (0245U) and ThyraMIR® (0018U) tests has been retroactively reversed to January 1, 2022. CMS is currently reimbursing the Company for one of its two thyroid tests, and has agreed to retroactively reimburse for the second test once they have completed their internal administrative adjustments. We have been notified by CMS/NCCI that processing of claims for dates of service after January 1, 2022 will be completed beginning July 1, 2022. As of the date of this filing, the Company has not yet realized the full cash collection benefit of current and retroactive Thyroid testing and such cash collections may be temporarily reduced or delayed until we resolved the matter with CMS. As of the date of this filing, the Company currently anticipates that current cash and cash equivalents will be insufficient to meet its anticipated cash requirements through the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On January 7, 2021, the Company entered into secured promissory notes in the amount of $3 million and $2 million with Ampersand (“Ampersand Note”) and 1315 Capital (“1315 Capital Note”), respectively. See Note 14, Notes Payable, of the notes to the financial statements. On May 10, 2021, the Company amended the Ampersand Note to increase the principal amount to $4.5 million and amended the 1315 Capital Note to increase the principal amount to $3.0 million. The maturity dates of the Notes were the earlier of (a) June 30, 2021 and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Notes. On June 24, 2021, the Company and Ampersand amended the Ampersand Note to change its maturity date to the earlier of (a) August 31, 2021 and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Ampersand Note. On June 25, 2021, the Company and 1315 Capital amended the 1315 Capital Note to change its maturity date in a similar manner. On August 31, 2021, the Company and Ampersand amended the Ampersand Note to change its maturity date to the earlier of (a) September 30, 2021 and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Ampersand Note. On August 31, 2021, the Company and 1315 Capital amended the 1315 Capital Note to change its maturity date in a similar manner.

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

In October 2021, the Company entered into a $7.5 million revolving credit facility with Comerica. See Note 18, Revolving Line of Credit, for more details. In addition, also in October 2021, the Company entered into the $8.0 million BroadOak Term Loan, the proceeds of which were used to repay in full at their maturity the notes extended by Ampersand and 1315 Capital discussed above. See Note 14, Notes Payable, for more details. In May 2022, the Company entered into a term loan with BroadOak for an additional $2.0 million. See Note 20, Subsequent Events, for more details.

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

In January 2022, the Company’s registration statement for a rights offering filed with the Securities and Exchange Commission (SEC) became effective; however, the rights offering was subsequently terminated in January 2022. The Company is currently exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources in order to provide additional liquidity and expand the business through acquisitions or other strategic transactions. With the Company’s delisting from Nasdaq in February 2021, its ability to raise additional capital on terms acceptable to the Company has been adversely impacted. There can be no assurance that the Company will be successful in obtaining such funding on terms acceptable to the Company.

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

Accounts Receivable

The Company’s accounts receivable represent unconditional rights to consideration and are generated using its clinical services and pharma services. The Company’s clinical services are fulfilled upon completion of the test, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payer or direct-bill payer. Contractual adjustments represent the difference between the list prices and the reimbursement rates set by third-party payers, including Medicare, commercial payers, and amounts billed to direct-bill payers. Specific accounts may be written off after several appeals, which in some cases may take longer than twelve months. Pharma services represent, primarily, the performance of laboratory tests in support of clinical trials for pharma services customers. The Company bills these services directly to the customer.

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

Other Current Assets

Other current assets consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(unaudited)
Lab supply inventory	$2,059	$1,786
Prepaid expenses	610	800
Other	108	108
Total other current assets	$2,777	$2,694

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

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock, par value $0.01 per share, used in the calculation of basic and diluted loss per share for the three-month periods ended March 31, 2022 and 2021 is as follows:

	Three Months
	Ended March 31,
	2022	2021
	(unaudited)
Basic weighted average number of common shares	4,208	4,089
Potential dilutive effect of stock-based awards	-	-
Diluted weighted average number of common shares	4,208	4,089

The Company’s Series B Preferred Stock, on an as converted basis into common stock of 7,833,334 shares for the three- months ended March 31, 2022, and the following outstanding stock-based awards and warrants, were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Three Months
	Ended March 31,
	2022	2021
	(unaudited)
Options	641	1,061
Restricted stock units (RSUs)	319	395
Warrants	1,339	1,405
	2,299	2,861

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is attributable to the acquisition of our pharma services in July 2019. The carrying value of the intangible assets acquired was $15.6 million, with goodwill of approximately $8.3 million and identifiable intangible assets of approximately $7.3 million. The goodwill balance at March 31, 2022 was $8.4 million. The net carrying value of the identifiable intangible assets from all acquisitions as of March 31, 2022 and December 31, 2021 are as follows:

		As of March 31, 2022	As of December 31, 2021
	Life	Carrying	Carrying
	(Years)	Amount	Amount
		(unaudited)
Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	6,682	6,682
BioPharma acquisition:
Trademarks	10	1,600	1,600
Customer relationships	8	5,700	5,700

CLIA Lab	2.3	609	609

Total		$39,251	$39,251

Accumulated Amortization		(32,500)	(31,964)

Net Carrying Value		$6,751	$7,287

Amortization expense was approximately $0.5 million and $1.1 million for the three-month periods ended March 31, 2022 and 2021, respectively. Estimated amortization expense for the remainder of 2022 and the next four years is as follows:

2022	2023	2024	2025	2026

$1,607	$1,734	$873	$873	$873

The following table displays a roll forward of the carrying amount of goodwill from December 31, 2021 to March 31, 2022:

Carrying
Amount
Balance as of December 31, 2021	$8,433
Adjustments	-
Balance as of March 31, 2022	$8,433

6.	FAIR VALUE MEASUREMENTS

Cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their relative short-term nature. The Company’s financial liabilities reflected at fair value in the condensed consolidated financial statements include contingent consideration, warrant liability and note payable. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based upon observable inputs used in the valuation techniques, the Company is required to provide information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values into three broad levels as follows:

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

	As of March 31, 2022		Fair Value Measurements
	Carrying	Fair	As of March 31, 2022
	Amount	Value	Level 1	Level 2	Level 3
			(unaudited)
Liabilities:
Contingent consideration:
Asuragen (1)	$1,833	$1,833	$-	$-	$1,833
Other accrued expenses:
Warrant liability (2)	8	8	-	-	8
Note payable:
BroadOak loan	7,835	7,835	-	-	7,835
	$9,676	$9,676	$-	$-	$9,676

	As of December 31, 2021		Fair Value Measurements
	Carrying	Fair	As of December 31, 2021
	Amount	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration:
Asuragen (1)	$1,871	$1,871	$-	$-	$1,871
Other accrued expenses:
Warrant liability (2)	71	71	-	-	71
Note payable:
BroadOak loan	7,942	7,942	-	-	7,942
	$9,884	$9,884	$-	$-	$9,884

(1)(2)	See Note 9, Accrued Expenses and Long-Term Liabilities

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

In connection with the BroadOak loan, the Company records the loan at fair value. The fair value of the loan is determined by a probability-weighted approach regarding the loan’s change in control feature. See Note 14, Notes Payable, for more details. The fair value measurement is based on the estimated probability of a change in control and thus represents a Level 3 measurement.

A roll forward of the carrying value of the Contingent Consideration Liability, 2017 Underwriters’ Warrants and BroadOak Loan to March 31, 2022 is as follows:

				Adjustment
			Accretion/	to Fair Value/
	December 31, 2021	Earned	Interest Accrued	Mark to Market	March 31, 2022
	(unaudited)
Asuragen	$1,871	$(159)	$121	$-	$1,833

Underwriters Warrants	71	-	-	(63)	8

BroadOak Loan	7,942	-	-	(107)	7,835
	$9,884	$(159)	$121	$(170)	$9,676

Certain of the Company’s non-financial assets, such as other intangible assets and goodwill, are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

7.	LEASES

Finance lease assets are included in fixed assets, net of accumulated depreciation.

The table below presents the lease-related assets and liabilities recorded in the Condensed Consolidated Balance Sheet:

	Classification on the Balance Sheet	March 31, 2022
		(unaudited)
Assets
Financing lease assets	Property and equipment, net	$620
Operating lease assets	Operating lease right of use assets	3,760
Total lease assets		$4,380

Liabilities
Current
Financing lease liabilities	Other accrued expenses	$70
Operating lease liabilities	Other accrued expenses	999
Total current lease liabilities		$1,069
Noncurrent
Financing lease liabilities	Other long-term liabilities	41
Operating lease liabilities	Operating lease liabilities, net of current portion	2,928
Total long-term lease liabilities		2,969
Total lease liabilities		$4,038

The weighted average remaining lease term for the Company’s operating leases was 6.3 years as of March 31, 2022 and the weighted average discount rate for those leases was 6.5%. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.”

The table below reconciles the cash flows to the lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2022:

	Operating Leases	Financing Leases
2022	$961	$58
2023	897	60
2024	567	-
2025	402	-
2026-2030	1,924
Total minimum lease payments	4,751	118
Less: amount of lease payments representing effects of discounting	824	7
Present value of future minimum lease payments	3,927	111
Less: current obligations under leases	999	70
Long-term lease obligations	$2,928	$41

As of March 31, 2022, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year were as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$4,751	$961	$1,464	$816	$1,510
Total	$4,751	$961	$1,464	$816	$1,510

8.	COMMITMENTS AND CONTINGENCIES

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

9.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

Other accrued expenses consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(unaudited)
Accrued royalties	$4,116	$3,890
Contingent consideration	488	488
Operating lease liability	999	1,041
Financing lease liability	70	79
Deferred revenue	31	40
Interest payable	62	120
Warrant liability	8	71
Accrued sales and marketing - diagnostics	63	47
Accrued lab costs - diagnostics	185	228
Accrued professional fees	707	932
Taxes payable	269	245
Unclaimed property	565	565
All others	1,129	1,452
Total other accrued expenses	$8,692	$9,198

Long-term liabilities consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(unaudited)
Uncertain tax positions	$4,631	$4,577
Deferred revenue	13	13
Other	41	58
Total other long-term liabilities	$4,685	$4,648

10.	STOCK-BASED COMPENSATION

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

The following table provides the weighted average assumptions used in determining the fair value of the stock option awards granted during the three-month periods ended March 31, 2022 and 2021.

	March 31, 2022	March 31, 2021
	(unaudited)
Risk-free interest rate	1.76%	0.78%
Expected life	6.0 years	6.0 years
Expected volatility	129.93%	134.79%
Dividend yield	-	-

During March 2021, the Company granted 312,500 stock options with an exercise price of $6.00 and 152,500 RSUs. The market value of the Company’s common stock was $5.00 at the grant date of these awards. The Company recognized approximately $0.3 million and $0.3 million of stock-based compensation expense during the three-month periods ended March 31, 2022 and 2021, respectively. The following table has a breakout of stock-based compensation expense by line item.

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)
Cost of revenue	$27	$48
Sales and marketing	44	47
Research and development	-	35
General and administrative*	254	156
Total stock compensation expense	$325	$286

*	Includes ESPP expense

11.	INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on loss from continuing operations and the effective tax rate for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)

Provision for income tax	$18	$15
Effective income tax rate	(0.8%)	(0.4%)

Income tax expense for both the three-month periods ended March 31, 2022 and 2021 was primarily due to minimum state and local taxes.

12.	SEGMENT INFORMATION

We operate under one segment which is the business of developing and selling clinical and pharma services.

13.	DISCONTINUED OPERATIONS

The components of liabilities classified as discontinued operations consist of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(unaudited)

Accrued liabilities	766	766
Current liabilities from discontinued operations	766	766
Total liabilities	$766	$766

The table below presents the significant components of CSO’s results included within loss from discontinued operations, net of tax in the condensed consolidated statements of operations for the three-months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)
Income from discontinued operations, before tax	$-	$-
Income tax expense	54	54
Loss from discontinued operations, net of tax	$(54)	$(54)

14.	NOTES PAYABLE

BroadOak Loan

On October 29, 2021, the Company and its subsidiaries entered into a Loan and Security Agreement (the “BroadOak Loan Agreement”) with BroadOak, providing for a term loan in the aggregate principal amount of $8,000,000 (the “Term Loan”). Funding of the Term Loan took place on November 1, 2021. The Term Loan matures upon the earlier of (i) October 31, 2024 or (ii) the occurrence of a change in control, and bears interest at the rate of 9% per annum. The Term Loan is secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets and is subordinate to the Company’s $7,500,000 revolving credit facility with Comerica Bank. The Term Loan had an origination fee of 3% of the Term Loan amount, and a terminal payment equal to (i) 15% of the original principal amount of the Term Loan if the change of control occurs on or prior to the first anniversary of the funding of the Term Loan, (ii) 20% of the original principal amount of the Term Loan if the change of control occurs after the first anniversary but on or prior to the second anniversary of the funding of the Term Loan and (iii) 30% of the original principal amount of the Term Loan if the change of control occurs after the second anniversary of the funding of the Term Loan, or if the Term Loan is repaid on its maturity date.

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

Related Party Secured Promissory Note

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

Supplemental Disclosures of Non Cash Activities

(in thousands)

	Three Months Ended
	March 31,
	2022	2021

Operating
Taxes accrued for repurchase of restricted shares	$60	$-

Investing
Accrued capital expenditures	$22	$-

Financing

Accrued financing costs	$-	$123

16.	EQUITY

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

In addition, the Company agreed to exchange $27.0 million of the Company’s existing Series A convertible preferred stock, par value $0.01 per share, held by Ampersand (the “Series A Preferred Stock”), represented by 270 shares of Series A Preferred Stock with a stated value of $100,000 per share, which represents all of the Company’s issued and outstanding Series A Preferred Stock, for 27,000 newly issued shares of Series B Preferred Stock (such shares of Series B Preferred Stock, the “Exchange Shares” and such transaction, the “Exchange”). Following the Exchange, no shares of Series A Preferred Stock remained designated, authorized, issued or outstanding. The Series B Preferred Stock has a conversion price of $6.00.

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

As of March 31, 2022 and December 31, 2021, there were 47,000 Series B issued and outstanding shares of preferred stock, respectively.

17.	WARRANTS

Warrants outstanding and warrant activity for the three-months ended March 31, 2022 are as follows:

Description	Classification	Exercise Price	Expiration Date	Warrants Issued	Balance December 31, 2021	Warrants Cancelled/ Expired	Balance March 31, 2022

Private Placement Warrants, issued January 25, 2017	Equity	$46.90	June 2022	85,500	85,500	-	85,500
RedPath Warrants, issued March 22, 2017	Equity	$46.90	September 2022	10,000	10,000	-	10,000
Underwriters Warrants, issued June 21, 2017	Liability	$13.20	December 2022	57,500	53,500	-	53,500
Base & Overallotment Warrants, issued June 21, 2017	Equity	$12.50	June 2022	1,437,500	870,214	-	870,214
Warrants issued October 12, 2017	Equity	$18.00	April 2022	320,000	320,000	-	320,000
Underwriters Warrants, issued January 25, 2019	Equity	$9.40	January 2022	65,434	65,434	(65,434)	-

				1,975,934	1,404,648	(65,434)	1,339,214

The weighted average exercise price of the warrants is $16.30 and the weighted average remaining contractual life is approximately 0.2 years.

18.	REVOLVING LINE OF CREDIT

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

The Credit Facility matures on September 30, 2023, and is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries. As of March 31, 2022, the balance of the revolving line was $2.5 million.

The Comerica Loan Agreement contains affirmative and negative restrictive covenants that are applicable whether or not any amounts are outstanding under the Comerica Loan Agreement. These restrictive covenants, which include restrictions on certain mergers, acquisitions, investments, encumbrances, etc., could adversely affect our ability to conduct our business. The Comerica Loan Agreement also contains financial covenants requiring specified minimum liquidity and minimum revenue thresholds and also contains customary events of default. In April 2022, Comerica waived certain covenants specifically relating to the Company receiving financial statements with a going concern comment or qualification, and failure to maintain bank accounts outside of Comerica in an aggregate amount not to exceed $0.5 million during the transition period.

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

19.	RECENT ACCOUNTING STANDARDS

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company does not expect this will have any impact on its consolidated financial statements.

20.

SUBSEQUENT EVENTS

BroadOak Convertible Note

On May 5, 2022, the Company issued a Subordinated Convertible Promissory Note (the “Convertible Note”) to BroadOak, pursuant to which BroadOak funded a term loan in the aggregate principal amount of $2 million (the “Convertible Debt”). The Company will use the proceeds of the Convertible Debt for general corporate purposes and working capital.

The Convertible Note will be converted into shares of common stock of the Company in connection with, and upon the consummation of, a private placement transaction pursuant to which the Company will issue common stock to certain investors, and such conversion will be subject to the same terms and conditions (including purchase price per share) applicable to the purchase of common stock of the Company by such investors. If such private placement transaction is not consummated on or prior to August 5, 2022 (the “Maturity Date”), then the Convertible Note will be converted into an additional term loan advance under the Company’s existing BroadOak Loan Agreement on the Maturity Date and will thereafter be subject to the terms of the definitive financing agreements for the BroadOak Loan Agreement until repaid in accordance with the terms thereof.  The Convertible Debt bears interest at a fixed rate of interest equal to 9.0% per annum and is unsecured. There are no scheduled amortization payments prior to the Maturity Date. The Convertible Note contains customary representations and warranties and customary events of default.

In connection with the issuance of the Convertible Note, on May 5, 2022, the Company and its subsidiaries entered into a) a consent letter (the “Comerica Consent”) with Comerica, pursuant to which Comerica consented to the issuance of the Convertible Note, the incurrence of the Convertible Debt and the conversion of the Convertible Debt into common stock of the Company or an additional term loan advance under the BroadOak Loan Agreement in accordance with the terms of the Convertible Note, and b) a First Amendment to Loan and Security Agreement and Consent (the “BroadOak Amendment”) with BroadOak, pursuant to which, among other things, BroadOak consented to the issuance of the Convertible Note, the incurrence of the Convertible Debt and the conversion of the Convertible Debt into common stock of the Company or an additional term loan advance under the BroadOak Loan Agreement in accordance with the terms of the Convertible Note.

The Convertible Debt is subordinated in right of payment to all of the indebtedness and obligations of the Company owing to Comerica under the Company’s existing senior secured credit facility with Comerica. In connection with the issuance of the Convertible Note, on May 5, 2022, the Company, BroadOak and Comerica entered into a First Amendment to Subordination and Intercreditor Agreement (the “Intercreditor Amendment”), pursuant to which, among other things, BroadOak agreed that the Convertible Debt is subordinated to all of the indebtedness and obligations of the Company owing to Comerica on the same terms and conditions applicable to the indebtedness and obligations of the Company under the BroadOak Loan Agreement.

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	the substantial doubt about our ability to continue as a going concern due to our history of operating losses, declining cash position and other liquidity factors, which in the absence of additional short term financing may cause us to cease or scale back operations;

●	the effect of the Coronavirus (COVID-19) pandemic which has materially and adversely affected our business and financial results, particularly during portions of 2020, due to the slowdown in demand for our clinical services and pharma services, a reduction in samples received and testing volume and delayed third party collections and other factors and which may continue to have an adverse effect on our future business;

●	our expectations of future revenues, expenditures, capital or other funding requirements;

●	our reliance on Medicare reimbursement for our clinical services and our being subject to decisions of the Centers for Medicare and Medicaid Services (“CMS”) regarding reimbursement and pricing of our clinical services which could have a material adverse effect on our business and financial results;

●	our secured lenders have the right to foreclose on substantially all of our assets if we are unable to timely repay our outstanding obligations;

●	our dependence on sales and reimbursements from our clinical services for more than 50% of our revenue; the ability to continue to generate sufficient revenue from these and other products and/or solutions that we develop in the future is important for our ability to meet our financial and other targets;

●	our revenue recognition is based, in part, on our estimates for future collections and such estimates may prove to be incorrect;

●	our ability to finance our business on acceptable terms in the future, which may limit the ability to grow our business, develop and commercialize products and services, develop and commercialize new molecular clinical service solutions and technologies and expand our pharma services offerings;

●	our obligations to make royalty and milestone payments to our licensors;

●	our dependence on third parties for the supply of some of the materials used in our clinical and pharma services tests;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (“LDTs”), pricing of our tests and services and patient access limitations;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our ability to implement our business strategy; and

●	the potential impact of existing and future contingent liabilities on our financial condition.

Please see Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 31, 2022, as well as other documents we file with the SEC from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Impact of Our Reliance on CMS

In January 2022, CMS stated they would no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. However, on February 28, 2022, the Company announced that the National Correct Coding Initiative (NCCI) program issued a response on behalf of CMS stating that the January 2022 billing policy reimbursement change for ThyGeNEXT® (0245U) and ThyraMIR® (0018U) tests has been retroactively reversed to January 1, 2022. CMS is currently reimbursing the Company for one of its two thyroid tests, and has agreed to retroactively reimburse for the second test once they have completed their internal administrative adjustments. We have been notified by CMS/NCCI that processing of claims for dates of service after January 1, 2022 will be completed beginning July 1, 2022. As a result, the Company will continue billing for both tests according to its LCD as originally set by Novitas. As of the date of this filing, the Company has not yet realized the full cash collection benefit of current and retroactive Thyroid testing and such cash collections may be temporarily reduced or delayed until we resolve the matter with CMS.

Further, in May 2022, CMS published its preliminary gap-fill fee pricing rates which are scheduled to go into effect in January 2023 and are likely to affect the rates we are allowed to bill payers for ThyGeNEXT®. This determination decreases the Medicare reimbursement for ThyGeNext™ (0245U). However, the reimbursement rate for other payer groups may be increased.  The overall impact of the CMS determination may have an adverse impact on the Company’s business and financial results beginning in Fiscal 2023.

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

Lab closures experienced thus far by the Company have consisted of periodic, temporary work stoppages to clean and disinfect the labs; however, this could change in the future based upon conditions caused by the pandemic. Inflation and supply chain disruptions, whether caused by restrictions or slowdowns in shipping or logistics, increases in demand for certain goods used in our operations, or otherwise, could impact our operations in the near term. For the foreseeable future, however, we do not anticipate supply chain shortages of critical supplies.

We have contingency plans in place and will continue to monitor and update them in order to mitigate pandemic-related, adverse financial impacts upon our business.

Impact of the ongoing military conflict between Russia and Ukraine.

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

Transition costs

Transition expenses are primarily related to the Rutherford, New Jersey lab closing and subsequent move to Morrisville, North Carolina, which was completed during the first half of Fiscal 2021, as well as other cost-saving initiatives consisting primarily of reductions in headcount and the implementation of a new laboratory information system. To optimize the operations of laboratory operations within our pharma services, we transitioned activities from the Rutherford facility to our Morrisville facility. The transition included the transfer of personnel, expansion of the Morrisville facility and validation of transferred processes.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data. The trends illustrated in this table may not be indicative of future results.

Condensed Consolidated Results of Continuing Operations for the Quarter Ended March 31, 2022 Compared to the Quarter Ended March 31, 2021 (unaudited, in thousands)

	Three Months Ended March 31,
	2022	2022	2021	2021
		% to		% to
		revenue		revenue

Revenue, net	$10,377	100.0%	$9,833	100.0%
Cost of revenue	5,384	51.9%	5,316	54.1%
Gross profit	4,993	48.1%	4,517	45.9%
Operating expenses:
Sales and marketing	2,416	23.3%	2,351	23.9%
Research and development	299	2.9%	637	6.5%
General and administrative	3,690	35.6%	2,979	30.3%
Transition expense	85	0.8%	1,253	12.7%
Acquisition related amortization expense	536	5.2%	1,112	11.3%
Total operating expenses	7,026	67.7%	8,332	84.7%

Operating loss	(2,033)	-19.6%	(3,815)	-38.8%
Interest accretion expense	(121)	-1.2%	(135)	-1.4%
Related party interest	-	0.0%	(92)	-0.9%
Note payable interest	(180)	-1.7%	-	0.0%
Other income (expense), net	159	1.5%	(96)	-1.0%
Loss from continuing operations before tax	(2,175)	-21.0%	(4,138)	-42.1%
Provision for income taxes	18	0.2%	15	0.2%
Loss from continuing operations	(2,193)	-21.1%	(4,153)	-42.2%

Loss from discontinued operations, net of tax	(54)	-0.5%	(54)	-0.5%

Net loss	$(2,247)	-21.7%	$(4,207)	-42.8%

Revenue, net

Consolidated revenue, net for the three months ended March 31, 2022 increased by $0.5 million, or 6%, to $10.4 million, compared to $9.8 million for the three months ended March 31, 2021. The increase in net revenue was largely driven by increased volume for our clinical services.

Cost of revenue

Consolidated cost of revenue for the three months ended March 31, 2022 was $5.4 million, as compared to $5.3 million for the three months ended March 31, 2021. As a percentage of revenue, cost of revenue was approximately 52% for the three months ended March 31, 2022 and 54% for the three months ended March 31, 2021, the percentage decrease was due to the increase in revenue discussed above.

Gross profit

Consolidated gross profit was approximately $5.0 million for the three months ended March 31, 2022 and $4.5 million for the three months ended March 31, 2021. The gross profit percentage was approximately 48% for the three months ended March 31, 3022 and 46% for the three months ended March 31, 2021.

Sales and marketing expense

Sales and marketing expense was approximately $2.4 million for the three months ended March 31, 2022 and $2.4 million for the three months ended March 31, 2021. As a percentage of revenue, sales and marketing expense decreased to 23% from 24% in the comparable prior year period.

Research and development

Research and development expense was $0.3 million for the three months ended March 31, 2022 and $0.6 million for the three months ended March 31, 2021 due to a delay in research and development projects in 2022. As a percentage of revenue, research and development expense decreased to 3% from 7% in the comparable prior year period.

General and administrative

General and administrative expense was approximately $3.7 million for the three months ended March 31, 2022 and $3.0 million for the three months ended March 31, 2021. The increase can be primarily attributed to an increase in employee compensation costs and an increase in professional fees.

Transition expense

Transition expense was approximately $0.1 million for the three months ended March 31, 2022 and $1.3 million for the three months ended March 31, 2021. In 2021, these expenses were related to the Rutherford, NJ lab closing and subsequent move to North Carolina as well as other cost-saving initiatives. In 2022, these expenses were related to laboratory information management system implementation costs.

Acquisition amortization expense

During the three months ended March 31, 2022 and March 31, 2021, we recorded amortization expense of approximately $0.5 million and $1.1 million, respectively, which is related to intangible assets associated with prior acquisitions.

Operating loss

Operating loss from continuing operations was $2.0 million for the three months ended March 31, 2022 as compared to $3.8 million for the three months ended March 31, 2021. The lower operating loss was primarily attributable to the reduction in transition expenses discussed above.

Provision for income taxes

Income tax expense was approximately $18,000 for the three months ended March 31, 2022 and $15,000 for the three months ended March 31, 2021. Income tax expense for both periods was primarily driven by minimum state and local taxes.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.1 million for the three months ended March 31, 2022 and a loss from discontinued operations of approximately $0.1 million for the three months ended March 31, 2021.

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

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2022	2021
Loss from continuing operations (GAAP Basis)	$(2,193)	$(4,153)
Bad debt (recovery) expense	-	(140)
Transition expenses	85	1,253
Depreciation and amortization	781	1,532
Stock-based compensation	325	286
Tax expense	18	15
Interest accretion expense	121	135
Financing interest and related costs	180	144
Mark to market on warrant liability	(63)	41
Change in fair value of note payable	(107)	-
Change in fair value of contingent consideration	-	(57)
Adjusted EBITDA	$(853)	$(944)

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2022, we had an operating loss of $2.0 million. As of March 31, 2022, we had cash and cash equivalents of $2.9 million, net of restricted cash, total current assets of $12.9 million, net of restricted cash, and current liabilities of $16.9 million. As of May 6, 2022, we had approximately $3.7 million of cash on hand, net of restricted cash.

During the three months ended March 31, 2022, net cash used in operating activities was $1.3 million. The main component of cash used in operating activities was our net loss of $2.2 million, partially offset by an increase in accounts payable of $1.2 million. During the three months ended March 31, 2021, net cash used in operating activities was $5.0 million. The main component of cash used in operating activities was our net loss of $4.2 million.

For the three months ended March 31, 2022, cash provided from financing activities was $1.1 million, of which $1.0 million was from the drawdown on the revolving line of credit. See Note 14, Notes Payable, of the notes to the financial statements. For the three months ended March 31, 2021, cash provided from financing activities was $5.0 million, of which $4.9 million were the net proceeds from the Company’s secured promissory notes with Ampersand and 1315. See Note 14, Notes Payable, of the notes to the financial statements.

In October 2021, the Company and its subsidiaries entered into a Loan and Security Agreement (the “Comerica Loan Agreement”) with Comerica Bank (“Comerica”), providing for a revolving credit facility of up to $7,500,000 (the “Credit Facility”). The Company may use the proceeds of the Credit Facility for working capital and other general corporate purposes.

The amount that may be borrowed under the Credit Facility is the lower of (i) the revolving limit of $7,500,000 (the “Revolving Line”) and (ii) 80% of the Company’s eligible accounts receivable plus an applicable non-formula amount consisting of $2,000,000 of additional availability at close not based upon the Company’s eligible accounts receivable, with such additional availability reducing by $250,000 per quarter beginning with the quarter ending June 30, 2022. Borrowings on the Credit Facility are limited to $5,000,000 until 80% of the Company’s and its subsidiaries’ customers are paying into a collection account or segregated governmental account with Comerica. The Revolving Line can also include, at the Company’s option, credit card services with a sublimit of $300,000. Borrowings on the Revolving Line are subject to an interest rate equal to prime plus 0.50%, with prime being the greater of (x) Comerica’s stated prime rate or (y) the sum of (A) the daily adjusting LIBOR rate plus (B) 2.5% per annum. The Company is also required to pay an unused facility fee quarterly in arrears in an amount equal to 0.25% per annum on the average unused but available portion of the Revolving Line for such quarter. See Note 18, Revolving Line of Credit, for more details. Comerica has a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets.

In addition, also in October 2021, the Company entered into a Loan and Security Agreement (the “BroadOak Loan Agreement”) with BroadOak, providing for a term loan in the aggregate principal amount of $8,000,000 (the “Term Loan”). Funding of the Term Loan took place on November 1, 2021. The Term Loan matures upon the earlier of (i) October 31, 2024 or (ii) the occurrence of a change in control, and bears interest at the rate of 9% per annum. The Term Loan is secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets and is subordinate to the Company’s recently established $7,500,000 revolving credit facility with Comerica Bank. The Term Loan has an origination fee of 3% of the Term Loan amount, and a terminal payment equal to (i) 15% of the original principal amount of the Term Loan if the change of control occurs on or prior to the first anniversary of the funding of the Term Loan, (ii) 20% of the original principal amount of the Term Loan if the change of control occurs after the first anniversary but on or prior to the second anniversary of the funding of the Term Loan and (iii) 30% of the original principal amount of the Term Loan if the change of control occurs after the second anniversary of the funding of the Term Loan, or if the Term Loan is repaid on its maturity date. Upon receipt of the term loan, the proceeds were used to repay in full at their maturity the notes extended by Ampersand and 1315 Capital discussed above. See Note 14, Notes Payable, for more details. In May 2022, the Company issued a Convertible Note to BroadOak, pursuant to which BroadOak funded a term loan in the aggregate principal amount of $2.0 million. See Note 20, Subsequent Events, for more details. The Company will use the proceeds of the Convertible Debt for general corporate purposes and working capital.

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

In January 2022, the Company’s registration statement for a rights offering filed with the Securities and Exchange Commission become effective; however, the rights offering was subsequently terminated in January 2022. The Company is currently exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources in order to provide additional liquidity and expand the business through acquisitions or other strategic transactions. With the Company’s delisting from Nasdaq in February 2021, its ability to raise additional capital on terms acceptable to the Company was adversely impacted. There can be no assurance that the Company will be successful in obtaining such funding on terms acceptable to the Company or at all.

As of the date of this Report, the Company currently anticipates that current cash and cash equivalents will be insufficient to meet its anticipated cash requirements through the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. However, inflation and supply chain disruptions, whether caused by restrictions or slowdowns in shipping or logistics, increases in demand for certain goods used in our operations, or otherwise, could impact our operations in the near term.

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

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Exchange Act the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Reference should be made to our Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022 for additional information regarding discussion of the effectiveness of the Company’s controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Conformed version of Certificate of Incorporation of Interpace Biosciences, Inc., as amended by the Certificate of Amendment, effective January 15, 2020, and the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed January 17, 2020, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.

3.2	Amended and Restated Bylaws of Interpace Biosciences, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019.

10.1*	Agreement, dated January 21, 2022, between Dr. Vijay Aggarwal and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2022.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholders’ Deficit; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

+	Exhibits 32.1 and 32.2 are being furnished herewith and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference to any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

*	Denotes compensatory plan, compensation arrangement or management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2022	Interpace Biosciences, Inc.
(Registrant)

/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	/s/ Thomas Freeburg
Thomas Freeburg
Chief Financial Officer
(Principal Financial Officer)

