Form 10-Q
period 2022-06-30
INTERPACE BIOSCIENCES, INC.
filed 2022-08-15
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding August 5, 2022
Common Stock, par value $0.01 per share	4,246,297

INTERPACE BIOSICENCES, INC.

FORM 10-Q FOR PERIOD ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,865	$3,064
Restricted cash	250	250
Accounts receivable, net of allowance for doubtful accounts of $72 and $72, respectively	6,446	6,158
Other current assets	2,697	2,694
Total current assets	11,258	12,166
Property and equipment, net	5,970	6,349
Other intangible assets, net	6,215	7,287
Goodwill	8,433	8,433
Operating lease right of use assets	3,483	4,032
Other long-term assets	129	160
Total assets	$35,488	$38,427

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,522	$2,694
Accrued salary and bonus	3,368	3,024
Other accrued expenses	8,793	9,198
Convertible debt	2,000	-
Current liabilities from discontinued operations	766	766
Total current liabilities	18,449	15,682
Contingent consideration	762	1,383
Operating lease liabilities, net of current portion	2,691	3,154
Line of credit	2,500	1,500
Note payable at fair value	7,782	7,942
Other long-term liabilities	4,720	4,648
Total liabilities	36,904	34,309

Commitments and contingencies (Note 8)

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 shares Series B issued and outstanding	46,536	46,536

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,277,317 and 4,228,169 shares issued, respectively; 4,229,948 and 4,195,412 shares outstanding, respectively	404	403
Additional paid-in capital	186,823	186,106
Accumulated deficit	(233,245)	(227,059)
Treasury stock, at cost (47,369 and 32,757 shares, respectively)	(1,934)	(1,868)
Total stockholders’ deficit	(47,952)	(42,418)
Total liabilities and stockholders’ deficit	(11,048)	(8,109)

Total liabilities, preferred stock and stockholders’ deficit	$35,488	$38,427

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue, net	$9,351	$11,155	$19,728	$20,989
Cost of revenue (excluding amortization of $535 and $1,112 for the three months and $1,071 and $2,224 for the six months, respectively)	5,850	5,800	11,234	11,116
Gross profit	3,501	5,355	8,494	9,873
Operating expenses:
Sales and marketing	2,774	2,776	5,190	5,128
Research and development	267	424	566	1,060
General and administrative	3,907	3,326	7,597	6,362
Transition expense	61	858	146	2,111
Gain on DiamiR transaction	-	(235)	-	(235)
Acquisition related amortization expense	535	1,112	1,071	2,224
Change in fair value of contingent consideration	(311)	-	(311)	(57)
Total operating expenses	7,233	8,261	14,259	16,593

Operating loss	(3,732)	(2,906)	(5,765)	(6,720)
Interest accretion expense	36	(135)	(85)	(270)
Related party interest	-	(163)	-	(308)
Note payable interest	(210)	-	(390)	-
Other income (expense), net	35	(168)	194	(212)
Loss from continuing operations before tax	(3,871)	(3,372)	(6,046)	(7,510)
Provision for income taxes	16	16	34	31
Loss from continuing operations	(3,887)	(3,388)	(6,080)	(7,541)

Loss from discontinued operations, net of tax	(52)	(58)	(106)	(112)

Net loss	$(3,939)	$(3,446)	$(6,186)	$(7,653)

Basic and diluted loss per share of common stock:
From continuing operations	$(0.92)	$(0.83)	$(1.44)	$(1.84)
From discontinued operations	(0.01)	(0.01)	(0.03)	(0.03)
Net loss per basic and diluted share of common stock	$(0.93)	$(0.84)	$(1.47)	$(1.87)
Weighted average number of common shares and common share equivalents outstanding:
Basic	4,229	4,102	4,219	4,095
Diluted	4,229	4,102	4,219	4,095

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited, in thousands)

	For The Three and Six		For The Three and Six
	Months Ended		Months Ended
	June 30, 2022		June 30, 2021
	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	4,228	$403	4,075	$402
Common stock issued	35	1	9	-
Restricted stock issued	-	-	12	-
Common stock issued through ESPP	9	-	36	-
Balance at March 31	4,272	404	4,132	402
Common stock issued	5	-	10	-
Balance at June 30	4,277	404	4,142	402
Treasury stock:
Balance at January 1	33	(1,868)	20	(1,773)
Treasury stock purchased	13	(60)	-	-
Balance at March 31	46	(1,928)	20	(1,773)
Treasury stock purchased	1	(6)	-	-
Balance at June 30	47	(1,934)	20	(1,773)
Additional paid-in capital:
Balance at January 1		186,106		184,404
Common stock issued		58		108
Stock-based compensation expense		325		286
Balance at March 31		186,489		184,798
Stock-based compensation expense		334		551
Balance at June 30		186,823		185,349
Accumulated deficit:
Balance at January 1		(227,059)		(212,116)
Net loss		(2,247)		(4,207)
Balance at March 31		(229,306)		(216,323)
Net loss		(3,939)		(3,446)
Balance at June 30		(233,245)		(219,769)

Total stockholders’ deficit		$(47,952)		$(35,791)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For The Six Months Ended June 30,
	2022	2021

Cash Flows From Operating Activities
Net loss	$(6,186)	$(7,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,571	2,943
Interest accretion expense	85	270
Bad debt recovery	-	(140)
Mark to market on warrants	(68)	209
Amortization of deferred financing fees	31	88
Interest - note payable	-	220
Stock-based compensation	613	777
ESPP expense	46	60
Change in fair value of note payable	(160)	-
Change in fair value of contingent consideration	(311)	(57)
Gain on DiamiR transaction		(235)
Other gains and expenses, net	-	(2)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(288)	841
Increase in other current assets	(3)	(548)
Increase (decrease) in accounts payable	794	(2,032)
Increase (decrease) in accrued salaries and bonus	278	(719)
Decrease in accrued liabilities	(646)	(802)
Increase (decrease) in long-term liabilities	72	(45)
Net cash used in operating activities	(4,172)	(6,825)

Cash Flows From Investing Activity
Purchase of property and equipment	(86)	(48)
Sale of property and equipment	-	39
Net cash used in investing activities	(86)	(9)

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	59	108
Loan proceeds - related parties	-	7,500
Financing fees - related party	-	(105)
Proceeds from convertible debt	2,000	-
Borrowings on line of credit	1,000	-
Net cash provided by financing activities	3,059	7,503

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,199)	669
Cash, cash equivalents and restricted cash – beginning	3,314	3,372
Cash, cash equivalents and restricted cash – ending	$2,115	$4,041

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

COVID-19 pandemic

There continues to be widespread impact from the COVID-19 pandemic. Beginning in the first quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains. We have also previously been affected by temporary laboratory closures, employment and compensation adjustments and impediments to administrative activities. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting and may vary from location to location.

In addition, we have experienced and are experiencing varying levels of inflation resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased raw material and labor costs and other disruptions caused by the COVID-19 pandemic and general global economic conditions.

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

The Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, InServe Support Solutions; and TVG, Inc. and its Commercial Services business unit which was sold on December 22, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

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

In October 2021, the Company entered into a $7.5 million revolving credit facility with Comerica. See Note 18, Revolving Line of Credit, for more details. In addition, also in October 2021, the Company entered into the $8.0 million BroadOak Term Loan, the proceeds of which were used to repay in full at their maturity the Ampersand Note and the 1315 Capital Note. In May 2022, the Company entered into a Convertible Note agreement with BroadOak for an additional $2.0 million, which was converted into a subordinated term loan and was added to the outstanding BroadOak Loan balance. See Note 14, Notes Payable, for more details.

In January 2022, the Company’s registration statement for a rights offering filed with the Securities and Exchange Commission (SEC) became effective; however, the rights offering was subsequently terminated later in January 2022 when the Company announced that the Centers for Medicare & Medicaid Services, or CMS, issued a new billing policy whereby CMS will no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. On February 28, 2022, the Company announced that the National Correct Coding Initiative (NCCI) program issued a response on behalf of CMS stating that the January 2022 billing policy reimbursement change for ThyGeNEXT® (0245U) and ThyraMIR® (0018U) tests has been retroactively reversed to January 1, 2022. In May 2022, the Company was notified by CMS/NCCI that processing of claims for dates of service after January 1, 2022 would be completed beginning July 1, 2022. However, on June 9, 2022, the Company was notified that Novitas re-priced ThyGeNEXT® (0245U) from $2,919 to $806.59 retroactively effective to January 1, 2022. On July 20, 2022 the Clinical Diagnostic Laboratory Tests (CDLT) Advisory Panel affirmed a gapfill price of $806.59. As a result of the ThyGeNEXT pricing change, the Company reduced its net realizable value, or NRV rates for ThyGeNEXT Medicare billing to reflect the $806.59 pricing for tests performed during the second quarter of 2022. In addition, in order to reflect the retroactive pricing change to January 1, 2022, the Company recorded an NRV adjustment of $0.7 million during the second quarter of 2022 to reduce revenue recorded during the first quarter of 2022. During July 2022, the Company began implementing cost-savings initiatives including a reduction in headcount and incidental expenses and a freeze on all non-essential travel and hiring.

For the six months ended June 30, 2022, we had an operating loss of $5.8 million. As of June 30, 2022, we had cash, cash equivalents and restricted cash of $2.1 million, total current assets of $11.3 million and current liabilities of $18.4 million. As of August 5, 2022, we had approximately $2.0 million of cash on hand, excluding restricted cash.

We will not generate positive cash flows from operations for the year ending December 31, 2022. We intend to meet our ongoing capital needs by using our available cash and availability under the Comerica Loan Agreement, as well as through targeted revenue growth and margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options and other strategic alternatives. However, if we are unable to meet the financial covenants under the Comerica Loan Agreement, the revolving line of credit and notes payable will become due and payable immediately.

The Company is currently exploring various strategic alternatives, dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources in order to provide additional liquidity. With the Company’s delisting from Nasdaq in February 2021, its ability to raise additional capital on terms acceptable to the Company has been adversely impacted. There can be no assurance that the Company will be successful in obtaining such funding on terms acceptable to the Company.

Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern. As of the date of this filing, the Company currently anticipates that current cash and cash equivalents will be insufficient to meet its anticipated cash requirements through the next twelve months. These factors include inadequate liquidity to sustain operations, our substantial debts, margin deterioration and volatility, and historic net losses. Our consolidated financial statements assume we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on having working capital for vendor payments, meeting short-term obligations on other accrued liabilities, and amongst other requirements, making interest payments on our debt obligations. Without positive operating margins and sufficient working capital and the ability to meet our debt obligations, our business will be jeopardized and we may not be able to continue in our current structure, if at all. Under these circumstances, we would likely have to consider other options, such as selling assets, raising additional debt or equity capital, cutting costs or otherwise reducing our cash requirements, or negotiating with our creditors to restructure our applicable obligations, including the potential filing of a petition for relief under the United States Bankruptcy Code (the “Bankruptcy Code”). Such a filing would subject us to the risks and uncertainties associated with bankruptcy filing proceedings and may place investors in our stock at significant risk of losing some or all of their investment. In a bankruptcy, holders of our common stock will be subordinated to our Series B Preferred Stock, which is likely to increase the risk of total loss of investment for holders of our common stock. A bankruptcy filing by us could cause a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Revenue Recognition

Our clinical services derive its revenues from the performance of its proprietary assays or tests. The Company’s performance obligation is fulfilled upon the completion, review and release of test results to the customer. The Company subsequently bills third-party payers or direct-bill payers for the tests performed. Under Accounting Standards Codification 606, revenue is recognized based on the estimated transaction price or net realizable value, which is determined based on historical collection rates by each payer category for each proprietary test offered by the Company. To the extent the transaction price includes variable consideration, for all third party and direct-bill payers and proprietary tests, the Company estimates the amount of variable consideration that should be included in the transaction price using the expected value method based on historical experience.

For our clinical services, we regularly review the ultimate amounts received from the third-party and direct-bill payers and related estimated reimbursement rates and adjust the NRV’s and related contractual allowances accordingly. If actual collections and related NRV’s vary significantly from our estimates, we will adjust the estimates of contractual allowances, which affects net revenue in the period such variances become known. The Company recorded an NRV adjustment of $0.7 million as a reduction of revenue during the second quarter of 2022 to record the impact on revenue recorded during the first quarter of 2022. See Note 3, Going Concern, for more details.

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

Other Current Assets

Other current assets consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(unaudited)
Lab supply inventory	$2,007	$1,786
Prepaid expenses	582	800
Other	108	108
Total other current assets	$2,697	$2,694

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

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock, par value $0.01 per share, used in the calculation of basic and diluted loss per share for the three- and six-month periods ended June 30, 2022 and 2021 is as follows:

	Three Months		Six Months Ended
	Ended June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Basic weighted average number of common shares	4,229	4,102	4,219	4,095
Potential dilutive effect of stock-based awards	-	-	-	-
Diluted weighted average number of common shares	4,229	4,102	4,219	4,095

The Company’s Series B Redeemable Preferred Stock, on an as converted basis into common stock of 7,833,334 shares for the three- and six-months ended June 30, 2022, and the following outstanding stock-based awards and warrants, were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Three Months		Six Months Ended
	Ended June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Options	641	747	641	747
Restricted stock units (RSUs)	351	373	351	373
Warrants	63	1,405	63	1,405
	1,055	2,525	1,055	2,525

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is attributable to the acquisition of our pharma services in July 2019. The carrying value of the intangible assets acquired was $15.6 million, with goodwill of approximately $8.3 million and identifiable intangible assets of approximately $7.3 million. The goodwill balance at June 30, 2022 was $8.4 million. The net carrying value of the identifiable intangible assets from all acquisitions as of June 30, 2022 and December 31, 2021 are as follows:

		As of June 30, 2022	As of December 31, 2021
	Life	Carrying	Carrying
	(Years)	Amount	Amount
		(unaudited)
Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	6,682	6,682
BioPharma acquisition:
Trademarks	10	1,600	1,600
Customer relationships	8	5,700	5,700

CLIA Lab	2.3	609	609

Total		$39,251	$39,251

Accumulated Amortization		(33,036)	(31,964)

Net Carrying Value		$6,215	$7,287

Amortization expense was approximately $0.5 million and $1.1 million for the three-month periods ended June 30, 2022 and 2021, and $1.1 million and $2.2 million for the six-month periods ended June 30, 2022 and 2021, respectively. Estimated amortization expense for the remainder of 2022 and the next four years is as follows:

2022	2023	2024	2025	2026

$1,071	$1,734	$873	$873	$873

The following table displays a roll forward of the carrying amount of goodwill from December 31, 2021 to June 30, 2022:

Carrying
Amount
Balance as of December 31, 2021	$8,433
Adjustments	-
Balance as of June 30, 2022	$8,433

6.	FAIR VALUE MEASUREMENTS

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

	As of June 30, 2022		Fair Value Measurements
	Carrying	Fair	As of June 30, 2022
	Amount	Value	Level 1	Level 2	Level 3
			(unaudited)
Liabilities:
Contingent consideration:
Asuragen (1)	$1,281	$1,281	$-	$-	$1,281
Other accrued expenses:
Warrant liability (2)	3	3	-	-	3
Note payable:
BroadOak loan	7,782	7,782	-	-	7,782
BroadOak convertible note	2,000	2,000	-	-	2,000
	$11,066	$11,066	$-	$-	$11,066

(1)(2)	See Note 9, Accrued Expenses and Long-Term Liabilities

	As of December 31, 2021		Fair Value Measurements
	Carrying	Fair	As of December 31, 2021
	Amount	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration:
Asuragen (1)	$1,871	$1,871	$-	$-	$1,871
Other accrued expenses:
Warrant liability (2)	71	71	-	-	71
Note payable:
BroadOak loan	7,942	7,942	-	-	7,942
	$9,884	$9,884	$-	$-	$9,884

(1)(2)	See Note 9, Accrued Expenses and Long-Term Liabilities

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

A roll forward of the carrying value of the Contingent Consideration Liability, 2017 Underwriters’ Warrants and BroadOak Loans to June 30, 2022 is as follows:

					Adjustment
	December 31, 2021	Issued	Earned	Accretion/ Interest Accrued	to Fair Value/ Mark to Market	June 30, 2022
	(unaudited)
Asuragen	$1,871		$(364)	$85	$(311)	$1,281

Underwriters Warrants	71		-	-	(68)	3

BroadOak Loan	7,942		-	-	(160)	7,782

BroadOak Convertible Note	-	2,000	-	-	-	2,000
	$9,884	$2,000	$(364)	$85	$(539)	$11,066

Certain of the Company’s non-financial assets, such as other intangible assets and goodwill, are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

7.	LEASES

Finance lease assets are included in fixed assets, net of accumulated depreciation.

The table below presents the lease-related assets and liabilities recorded in the Condensed Consolidated Balance Sheet:

	Classification on the Balance Sheet	June 30, 2022
		(unaudited)
Assets
Financing lease assets	Property and equipment, net	$620
Operating lease assets	Operating lease right of use assets	3,483
Total lease assets		$4,103

Liabilities
Current
Financing lease liabilities	Other accrued expenses	$68
Operating lease liabilities	Other accrued expenses	963
Total current lease liabilities		$1,031
Noncurrent
Financing lease liabilities	Other long-term liabilities	24
Operating lease liabilities	Operating lease liabilities, net of current portion	2,691
Total long-term lease liabilities		2,715
Total lease liabilities		$3,746

The weighted average remaining lease term for the Company’s operating leases was 6.3 years as of June 30, 2022 and the weighted average discount rate for those leases was 6.5%. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.”

The table below reconciles the cash flows to the lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2022:

	Operating Leases	Financing Leases
2022	$626	$36
2023	897	60
2024	567	-
2025	402	-
2026-2030	1,924
Total minimum lease payments	4,416	96
Less: amount of lease payments representing effects of discounting	762	4
Present value of future minimum lease payments	3,654	92
Less: current obligations under leases	963	68
Long-term lease obligations	$2,691	$24

As of June 30, 2022, contractual operating lease obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year were as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$4,416	$626	$1,464	$816	$1,510
Total	$4,416	$626	$1,464	$816	$1,510

8.	COMMITMENTS AND CONTINGENCIES

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

9.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

Other accrued expenses consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(unaudited)
Accrued royalties	$4,311	$3,890
Contingent consideration	520	488
Operating lease liability	963	1,041
Financing lease liability	68	79
Deferred revenue	18	40
Interest payable	89	120
Warrant liability	3	71
Accrued sales and marketing - diagnostics	41	47
Accrued lab costs - diagnostics	148	228
Accrued professional fees	782	932
Taxes payable	218	245
Unclaimed property	565	565
All others	1,067	1,452
Total other accrued expenses	$8,793	$9,198

Long-term liabilities consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(unaudited)
Uncertain tax positions	$4,683	$4,577
Deferred revenue	13	13
Other	24	58
Total other long-term liabilities	$4,720	$4,648

10.	STOCK-BASED COMPENSATION

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

The following table provides the weighted average assumptions used in determining the fair value of the stock option awards granted during the six-month periods ended June 30, 2022 and 2021.

	June 30, 2022	June 30, 2021
	(unaudited)
Risk-free interest rate	1.76%	0.78%
Expected life	6.0 years	6.0 years
Expected volatility	129.93%	134.79%
Dividend yield	-	-

During March 2021, the Company granted 312,500 stock options with an exercise price of $6.00 and 152,500 RSUs. The market value of the Company’s common stock was $5.00 at the grant date of these awards. The Company recognized approximately $0.3 million and $0.6 million of stock-based compensation expense during the three-month periods ended June 30, 2022 and 2021, respectively and approximately $0.7 million and $0.8 million of stock-based compensation expense during the six-month periods ended June 30, 2022 and 2021, respectively. The following table has a breakout of stock-based compensation expense by line item.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Cost of revenue	$20	$52	$47	$102
Sales and marketing	42	78	86	125
Research and development	-	24	-	59
General and administrative*	272	397	526	551
Total stock compensation expense	$334	$551	$659	$837

*	Includes ESPP expense

11.	INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on loss from continuing operations and the effective tax rate for the three- and six-month periods ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
	(unaudited)		(unaudited)

Provision for income tax	$16	$16	$34	$31
Effective income tax rate	(0.4)%	(0.5)%	(0.6)%	(0.4)%

Income tax expense for both the three- and six-month periods ended June 30, 2022 and 2021 was primarily due to minimum state and local taxes.

12.	SEGMENT INFORMATION

We operate under one segment which is the business of developing and selling clinical and pharma services.

13.	DISCONTINUED OPERATIONS

The components of liabilities classified as discontinued operations consist of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(unaudited)

Accrued liabilities	766	766
Current liabilities from discontinued operations	766	766
Total liabilities	$766	$766

The table below presents the significant components of its former Commercial Services business unit’s results included within loss from discontinued operations, net of tax in the condensed consolidated statements of operations for the three-and six-months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Income from discontinued operations, before tax	$-	$-	$-	$-
Income tax expense	52	58	106	112
Loss from discontinued operations, net of tax	$(52)	$(58)	$(106)	$(112)

14.	NOTES PAYABLE

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

BroadOak Convertible Note

On May 5, 2022, the Company issued a Subordinated Convertible Promissory Note (the “Convertible Note”) to BroadOak, pursuant to which BroadOak funded a term loan in the aggregate principal amount of $2 million (the “Convertible Debt”). The Company is using the proceeds of the Convertible Debt for general corporate purposes and working capital.

The Convertible Note was to be converted into shares of common stock of the Company in connection with, and upon the consummation of, a private placement transaction pursuant to which the Company would issue common stock to certain investors, and such conversion would be subject to the same terms and conditions (including purchase price per share) applicable to the purchase of common stock of the Company by such investors. Since the private placement transaction was not consummated by August 5, 2022 (the “Maturity Date”), the Convertible Note will be converted into an additional term loan advance under the Company’s existing BroadOak Loan Agreement on the Maturity Date and will thereafter be subject to the terms of the definitive financing agreements for the BroadOak Loan Agreement until repaid in accordance with the terms thereof. The Convertible Debt bears interest at a fixed rate of interest equal to 9.0% per annum and is unsecured. There are no scheduled amortization payments prior to the Maturity Date. The Convertible Note contains customary representations and warranties and customary events of default. On August 5, 2022, the Convertible Note was converted into a subordinated term loan and was added to the outstanding BroadOak Loan balance discussed above.

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

Supplemental Disclosures of Non Cash Activities

(in thousands)

	Six Months Ended
	June 30,
	2022	2021

Operating
Taxes accrued for treasury stock purchased	$66	$-

Investing
Investment in DiamiR	$-	$248
Purchase of property and equipment included in accounts payable	34	295

Financing

Accrued financing costs	$-	$238

16.	EQUITY

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

As of June 30, 2022 and December 31, 2021, there were 47,000 Series B issued and outstanding shares of preferred stock, respectively.

17.	WARRANTS

Warrants outstanding and warrant activity for the six-months ended June 30, 2022 are as follows:

Classification	Exercise Price	Expiration Date	Warrants Issued	Balance December 31, 2021	Warrants Exercised	Warrants Cancelled/ Expired	Balance June 30, 2022

Equity	$46.90	June 2022	85,500	85,500	-	(85,500)	-
Equity	$46.90	September 2022	10,000	10,000	-	-	10,000
Liability	$13.20	December 2022	57,500	53,500	-	-	53,500
Equity	$12.50	June 2022	1,437,500	870,214	(9)	(870,205)	-
Equity	$18.00	April 2022	320,000	320,000	-	(320,000)	-
Equity	$9.40	January 2022	65,434	65,434	-	(65,434)	-

			1,975,934	1,404,648	(9)	(1,341,139)	63,500

As of June 30, 2022, the weighted average exercise price of the outstanding warrants is $18.51 and the weighted average remaining contractual life is approximately 0.4 years.

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

The Credit Facility matures on September 30, 2023, and is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries. As of June 30, 2022, the balance of the revolving line was $2.5 million.

The Comerica Loan Agreement contains affirmative and negative restrictive covenants that are applicable whether or not any amounts are outstanding under the Comerica Loan Agreement. These restrictive covenants, which include restrictions on certain mergers, acquisitions, investments, encumbrances, etc., could adversely affect our ability to conduct our business. The Comerica Loan Agreement also contains financial covenants requiring specified minimum liquidity and minimum revenue thresholds, which the Company was in compliance with as of June 30, 2022, and also contains customary events of default. In April 2022, Comerica waived certain covenants specifically relating to the Company receiving financial statements with a going concern comment or qualification. In April 2022 and August 2022, Comerica waived certain covenants specifically relating to failure to maintain bank accounts outside of Comerica in an aggregate amount not to exceed $0.5 million during the transition period.  Additionally, in August 2022, Comerica waived certain covenants relating to failure to segregate collections made from government account debtors from collections made from all other account debtors and customers.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU 2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect this will have any impact on its consolidated financial statements.

20.	SUBSEQUENT EVENTS

BroadOak Convertible Note

On August 5, 2022, the Convertible Note was converted into an additional term loan advance under the Company’s existing BroadOak Loan Agreement. See Note 14, Notes Payable, for more details.

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	the substantial doubt about our ability to continue as a going concern due to our history of operating losses, declining cash position and other liquidity factors, which in the absence of additional short term financing is causing us to reduce headcount and other expenses and may cause us to cease or scale back operations; without sufficient working capital and the ability to meet our debt obligations, our business will be jeopardized and we may not be able to continue in our current structure, if at all. Under these circumstances, we would likely have to consider other options, such as selling assets, raising additional debt or equity capital, cutting costs or otherwise reducing our cash requirements, or negotiating with our creditors to restructure our applicable obligations, including the potential filing of a petition for relief under the United States Bankruptcy Code;

●	the effect of the Coronavirus (COVID-19) pandemic which has materially and adversely affected our business and financial results, particularly during portions of 2020, due to the slowdown in demand for our clinical services and pharma services, a reduction in samples received and testing volume and delayed third party collections and other factors and which may continue to have an adverse effect on our future business;

●	our expectations of future revenues, expenditures, capital or other funding requirements;

●	our reliance on Medicare reimbursement for our clinical services and our being subject to decisions of the Centers for Medicare and Medicaid Services (“CMS”) regarding reimbursement and pricing of our clinical services which could have a material adverse effect on our business and financial results, the reduction in reimbursement for our ThyGeNEXT® test is expected to have an approximate $5.0 million impact to Fiscal 2022 revenues;

●	our secured lenders have the right to foreclose on substantially all of our assets if we are unable to timely repay our outstanding obligations;

●	our dependence on sales and reimbursements from our clinical services for more than 50% of our revenue; the ability to continue to generate sufficient revenue from these and other products and/or solutions that we develop in the future is important for our ability to meet our financial and other targets;

●	our revenue recognition is based, in part, on our estimates for future collections which may prove to be incorrect with the changes in reimbursement rates for ThyGeNEXT® by Medicare causing us to revise our NRV’s which will reduce revenues in future periods;

●	our ability to finance our business on acceptable terms in the future, which may limit the ability to grow our business, develop and commercialize products and services, develop and commercialize new molecular clinical service solutions and technologies and expand our pharma services offerings;

●	our obligations to make royalty and milestone payments to our licensors;

●	our dependence on third parties for the supply of some of the materials used in our clinical and pharma services tests;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (“LDTs”), pricing of our tests and services and patient access limitations;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our ability to implement our business strategy; and

●	the potential impact of existing and future contingent liabilities on our financial condition.

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

OVERVIEW

We are an emerging leader in enabling precision medicine principally in oncology by offering specialized services along the therapeutic value chain from early diagnosis and prognostic planning to targeted therapeutic applications through our clinical and pharma services. Through our clinical services, we enable physicians to personalize the clinical management of each individual patient by providing genomic information to better diagnose, monitor and inform cancer treatment. Our clinical services provide clinically useful molecular diagnostic tests, bioinformatics and pathology services for evaluating the risk of cancer by leveraging the latest technology in personalized medicine for improved patient diagnosis and management. Through our pharma services, we develop, commercialize and provide molecular- and biomarker-based tests and services and provide companies with customized solutions for patient stratification and treatment selection through an extensive suite of molecular and biomarker-based testing services, DNA and RNA extraction and customized assay development and trial design consultation. Our pharma services provide pharmacogenomics testing, genotyping, biorepository and other specialized services to the pharmaceutical and biotech industries and advance personalized medicine by partnering with pharmaceutical, academic and technology leaders to effectively integrate pharmacogenomics into drug development and clinical trial programs with the goals of delivering safer, more effective drugs to market more quickly, and improving patient care.

Impact of Our Reliance on CMS

In January 2022, CMS stated they would no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. However, on February 28, 2022, the Company announced that the National Correct Coding Initiative (NCCI) program issued a response on behalf of CMS stating that the January 2022 billing policy reimbursement change for ThyGeNEXT® (0245U) and ThyraMIR® (0018U) tests has been retroactively reversed to January 1, 2022. In May 2022, the Company was notified by CMS/NCCI that processing of claims for dates of service after January 1, 2022 would be completed beginning July 1, 2022. However, on June 9, 2022, the Company was notified that Novitas re-priced ThyGeNEXT® (0245U) from $2,919 to $806.59 retroactively effective to January 1, 2022. On July 20, 2022 the Clinical Diagnostic Laboratory Tests (CDLT) Advisory Panel affirmed a gapfill price of $806.59. As a result of the ThyGeNEXT pricing change, the Company reduced its NRV rates for ThyGeNEXT Medicare billing to reflect the $806.59 pricing for tests performed during the second quarter of 2022. In addition, in order to reflect the retroactive pricing change to January 1, 2022, the Company recorded an NRV adjustment of $0.7 million during the second quarter of 2022 to reduce revenue recorded during the first quarter of 2022. The Company estimates the ThyGeNEXT pricing change will negatively impact Fiscal 2022 revenue by approximately $5.0 million. During July 2022, the Company began implementing cost-savings initiatives including a reduction in headcount and incidental expenses and a freeze on all non-essential travel and hiring. The Company is targeting an overall reduction of approximately $2.7 million in expenses year-over year by December 31, 2022.

Impact of COVID-19 Pandemic

There continues to be widespread impact from the COVID-19 pandemic. Beginning in the first quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains. We have also previously been affected by temporary laboratory closures, employment and compensation adjustments and impediments to administrative activities. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting and may vary from location to location.

In addition, we have experienced and are experiencing varying levels of inflation resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased raw material and labor costs and other disruptions caused by the COVID-19 pandemic and general global economic conditions.

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

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west, including the U.S. Russia’s invasion, the responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict have resulted in financial market volatility and capital markets disruption, potentially increasing in magnitude, and could have severe adverse effects on regional and global economic markets and international relations. The extent and duration of the military action, sanctions and resulting market disruptions, including inflation, are impossible to predict, but could be substantial.

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

Condensed Consolidated Results of Continuing Operations for the Quarter Ended June 30, 2022 Compared to the Quarter Ended June 30, 2021 (unaudited, in thousands)

	Three Months Ended June 30,
	2022	2022	2021	2021
		% to		% to
		revenue		revenue

Revenue, net	$9,351	100.0%	$11,155	100.0%
Cost of revenue	5,850	62.6%	5,800	52.0%
Gross profit	3,501	37.4%	5,355	48.0%
Operating expenses:
Sales and marketing	2,774	29.7%	2,776	24.9%
Research and development	267	2.9%	424	3.8%
General and administrative	3,907	41.8%	3,326	29.8%
Transition expense	61	0.7%	858	7.7%
Gain on DiamiR transaction	-	0.0%	(235)	-2.1%
Acquisition related amortization expense	535	5.7%	1,112	10.0%
Change in fair value of contingent consideration	(311)	-3.3%	-	0.0%
Total operating expenses	7,233	77.4%	8,261	74.1%

Operating loss	(3,732)	-39.9%	(2,906)	-26.1%
Interest accretion expense	36	0.4%	(135)	-1.2%
Related party interest	-	0.0%	(163)	-1.5%
Note payable interest	(210)	-2.2%	-	0.0%
Other income (expense), net	35	0.4%	(168)	-1.5%
Loss from continuing operations before tax	(3,871)	-41.4%	(3,372)	-30.2%
Provision for income taxes	16	0.2%	16	0.1%
Loss from continuing operations	(3,887)	-41.6%	(3,388)	-30.4%

Loss from discontinued operations, net of tax	(52)	-0.6%	(58)	-0.5%

Net loss	$(3,939)	-42.1%	$(3,446)	-30.9%

Revenue, net

Consolidated revenue, net for the three months ended June 30, 2022 decreased by $1.8 million, or 16%, to $9.4 million, compared to $11.2 million for the three months ended June 30, 2021. The decrease in net revenue was largely driven by the NRV adjustment related to the Medicare pricing change on ThyGeNEXT®. The pricing adjustment was retroactive to January 1, 2022 and the impact was approximately $0.7 million for revenue that was attributable to the first quarter.

Cost of revenue

Consolidated cost of revenue for the three months ended June 30, 2022 was $5.9 million, as compared to $5.8 million for the three months ended June 30, 2021. As a percentage of revenue, cost of revenue was approximately 63% for the three months ended June 30, 2022 and 52% for the three months ended June 30, 2021, the percentage increase was due to the decrease in revenue discussed above.

Gross profit

Consolidated gross profit was approximately $3.5 million for the three months ended June 30, 2022 and $5.4 million for the three months ended June 30, 2021. The gross profit percentage was approximately 37% for the three months ended June 30, 3022 and 48% for the three months ended June 30, 2021.

Sales and marketing expense

Sales and marketing expense was approximately $2.8 million for the three months ended June 30, 2022 and $2.8 million for the three months ended June 30, 2021. As a percentage of revenue, sales and marketing expense increased to 30% from 25% in the comparable prior year period due to the decrease in revenue.

Research and development

Research and development expense was $0.3 million for the three months ended June 30, 2022 and $0.4 million for the three months ended June 30, 2021. As a percentage of revenue, research and development expense decreased to 3% from 4% in the comparable prior year period.

General and administrative

General and administrative expense was approximately $3.9 million for the three months ended June 30, 2022 and $3.3 million for the three months ended June 30, 2021. The increase can be primarily attributed to an increase in employee compensation costs and an increase in professional fees.

Transition expense

Transition expense was approximately $0.1 million for the three months ended June 30, 2022 and $0.9 million for the three months ended June 30, 2021. In 2021, these expenses were related to the Rutherford, NJ lab closing and subsequent move to North Carolina as well as other cost-saving initiatives, primarily reductions in headcount. In 2022, these expenses were related to laboratory information management system implementation costs.

Acquisition amortization expense

During the three months ended June 30, 2022 and June 30, 2021, we recorded amortization expense of approximately $0.5 million and $1.1 million, respectively, which is related to intangible assets associated with prior acquisitions.

Change in fair value of contingent consideration

During the three months ended June 30 2022, there was a $0.3 million decrease in the contingent consideration liability due to the impact of the ThyGeNEXT® pricing change on future projected revenues.

Operating loss

Operating loss from continuing operations was $3.7 million for the three months ended June 30, 2022 as compared to $2.9 million for the three months ended June 30, 2021. The higher operating loss was primarily attributable to the reduction in revenue discussed above.

Provision for income taxes

Income tax expense was approximately $16,000 for the three months ended June 30, 2022 and $16,000 for the three months ended June 30, 2021. Income tax expense for both periods was primarily driven by minimum state and local taxes.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.1 million for the three months ended June 30, 2022 and a loss from discontinued operations of approximately $0.1 million for the three months ended June 30, 2021.

Condensed Consolidated Results of Continuing Operations for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021 (unaudited, in thousands)

	Six Months Ended June 30,
	2022	2022	2021	2021
		% to		% to
		revenue		revenue

Revenue, net	$19,728	100.0%	$20,989	100.0%
Cost of revenue	11,234	56.9%	11,116	53.0%
Gross profit	8,494	43.1%	9,873	47.0%
Operating expenses:
Sales and marketing	5,190	26.3%	5,128	24.4%
Research and development	566	2.9%	1,060	5.1%
General and administrative	7,597	38.5%	6,362	30.3%
Transition expense	146	0.7%	2,111	10.1%
Gain on DiamiR transaction	-	0.0%	(235)	-1.1%
Acquisition related amortization expense	1,071	5.4%	2,224	10.6%
Change in fair value of contingent consideration	(311)	-1.6%	(57)	-0.3%
Total operating expenses	14,259	72.3%	16,593	79.1%

Operating loss	(5,765)	-29.2%	(6,720)	-32.0%
Interest accretion expense	(85)	-0.4%	(270)	-1.3%
Related party interest	-	0.0%	(308)	-1.5%
Note payable interest	(390)	-2.0%	-	0.0%
Other income (expense), net	194	1.0%	(212)	-1.0%
Loss from continuing operations before tax	(6,046)	-30.6%	(7,510)	-35.8%
Provision for income taxes	34	0.2%	31	0.1%
Loss from continuing operations	(6,080)	-30.8%	(7,541)	-35.9%

Loss from discontinued operations, net of tax	(106)	-0.5%	(112)	-0.5%

Net loss	$(6,186)	-31.4%	$(7,653)	-36.5%

Revenue, net

Consolidated revenue, net for the six months ended June 30, 2022 decreased by $1.3 million, or 6%, to $19.7 million, compared to $21.0 million for the three months ended June 30, 2021. The decrease in net revenue was largely driven by the NRV adjustment related to the Medicare pricing change on ThyGeNEXT® discussed above.

Cost of revenue

Consolidated cost of revenue for the six months ended June 30, 2022 was $11.2 million, as compared to $11.1 million for the six months ended June 30, 2021. As a percentage of revenue, cost of revenue was approximately 57% for the six months ended June 30, 2022 and 53% for the six months ended June 30, 2021, the percentage increase was due to the decrease in revenue discussed above.

Gross profit

Consolidated gross profit was approximately $8.5 million for the six months ended June 30, 2022 and $9.9 million for the six months ended June 30, 2021. The gross profit percentage was approximately 43% for the six months ended June 30, 3022 and 47% for the six months ended June 30, 2021. The decrease was a result of the NRV pricing adjustment discussed above.

Sales and marketing expense

Sales and marketing expense was approximately $5.2 million for the six months ended June 30, 2022 and $5.1 million for the six months ended June 30, 2021. As a percentage of revenue, sales and marketing expense increased to 26% from 24% in the comparable prior year period primarily due to the decrease in revenue.

Research and development

Research and development expense was $0.6 million for the six months ended June 30, 2022 and $1.1 million for the six months ended June 30, 2021. As a percentage of revenue, research and development expense decreased to 3% from 5% in the comparable prior year period.

General and administrative

General and administrative expense was approximately $7.6 million for the three months ended June 30, 2022 and $6.3 million for the three months ended June 30, 2021. The increase can be primarily attributed to an increase in employee compensation costs and an increase in professional fees.

Transition expense

Transition expense was approximately $0.1 million for the six months ended June 30, 2022 and $2.1 million for the six months ended June 30, 2021. In 2021, these expenses were related to the Rutherford, NJ lab closing and subsequent move to North Carolina as well as other cost-saving initiatives, primarily reductions in headcount. In 2022, these expenses were related to laboratory information management system implementation costs.

Acquisition amortization expense

During the six months ended June 30, 2022 and June 30, 2021, we recorded amortization expense of approximately $1.1 million and $2.2 million, respectively, which is related to intangible assets associated with prior acquisitions.

Change in fair value of contingent consideration

During the six months ended June 30 2022, there was a $0.3 million decrease in the contingent consideration liability and a $0.1 million decrease for the six months ended June 30, 2021.

Operating loss

Operating loss from continuing operations was $5.8 million for the six months ended June 30, 2022 as compared to $6.7 million for the six months ended June 30, 2021. The lower operating loss was primarily attributable to the reduction in transition expenses discussed above.

Provision for income taxes

Income tax expense was approximately $34,000 for the six months ended June 30, 2022 and $31,000 for the six months ended June 30, 2021. Income tax expense for both periods was primarily driven by minimum state and local taxes.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.1 million for the six months ended June 30, 2022 and a loss from discontinued operations of approximately $0.1 million for the six months ended June 30, 2021.

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

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Loss from continuing operations (GAAP Basis)	$(3,887)	$(3,388)	$(6,080)	$(7,541)
Bad debt (recovery) expense	-	-	-	(140)
Transition expenses	61	858	146	2,111
Depreciation and amortization	790	1,411	1,571	2,943
Stock-based compensation	334	551	659	837
Tax expense	16	16	34	31
Interest accretion expense	(36)	135	85	270
Financing interest and related costs	210	163	390	308
Gain on DiamiR transaction	-	(235)	-	(235)
Mark to market on warrant liability	(5)	168	(68)	209
Change in fair value of note payable	(53)	-	(160)	-
Change in fair value of contingent consideration	(311)	-	(311)	(57)
Adjusted EBITDA	$(2,881)	$(321)	$(3,734)	$(1,264)

LIQUIDITY AND CAPITAL RESOURCES

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

In addition, also in October 2021, the Company entered into a Loan and Security Agreement (the “BroadOak Loan Agreement”) with BroadOak, providing for a term loan in the aggregate principal amount of $8,000,000 (the “Term Loan”). Funding of the Term Loan took place on November 1, 2021. The Term Loan matures upon the earlier of (i) October 31, 2024 or (ii) the occurrence of a change in control, and bears interest at the rate of 9% per annum. The Term Loan is secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets and is subordinate to the Company’s $7,500,000 revolving credit facility with Comerica Bank. The Term Loan has an origination fee of 3% of the Term Loan amount, and a terminal payment equal to (i) 15% of the original principal amount of the Term Loan if the change of control occurs on or prior to the first anniversary of the funding of the Term Loan, (ii) 20% of the original principal amount of the Term Loan if the change of control occurs after the first anniversary but on or prior to the second anniversary of the funding of the Term Loan and (iii) 30% of the original principal amount of the Term Loan if the change of control occurs after the second anniversary of the funding of the Term Loan, or if the Term Loan is repaid on its maturity date. Upon receipt of the term loan, the proceeds were used to repay in full at their maturity the notes extended by Ampersand and 1315 Capital discussed above. See Note 14, Notes Payable, for more details. In May 2022, the Company issued a Convertible Note to BroadOak, pursuant to which BroadOak funded a term loan in the aggregate principal amount of $2.0 million. See Note 14, Notes Payable, for more details. The Company will use the proceeds of the Convertible Debt for general corporate purposes and working capital.

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

In January 2022, the Company’s registration statement for a rights offering filed with the Securities and Exchange Commission (SEC) became effective; however, the rights offering was subsequently terminated later in January 2022 when the Company announced that the Centers for Medicare & Medicaid Services, or CMS, issued a new billing policy whereby CMS will no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. On February 28, 2022, the Company announced that the National Correct Coding Initiative (NCCI) program issued a response on behalf of CMS stating that the January 2022 billing policy reimbursement change for ThyGeNEXT® (0245U) and ThyraMIR® (0018U) tests has been retroactively reversed to January 1, 2022. In May 2022, the Company was notified by CMS/NCCI that processing of claims for dates of service after January 1, 2022 would be completed beginning July 1, 2022. However, on June 9, 2022, the Company was notified that Novitas re-priced ThyGeNEXT® (0245U) from $2,919 to $806.59 retroactively effective to January 1, 2022. On July 20, 2022 the Clinical Diagnostic Laboratory Tests (CDLT) Advisory Panel affirmed a gapfill price of $806.59. As a result of the ThyGeNEXT pricing change, the Company reduced its net realizable value, or NRV rates for ThyGeNEXT Medicare billing to reflect the $806.59 pricing for tests performed during the second quarter of 2022. In addition, in order to reflect the retroactive pricing change to January 1, 2022, the Company recorded an NRV adjustment of $0.7 million during the second quarter of 2022 to reduce revenue recorded during the first quarter of 2022. During July 2022, the Company began implementing cost-savings initiatives including a reduction in headcount and incidental expenses and a freeze on all non-essential travel and hiring.

For the six months ended June 30, 2022, we had an operating loss of $5.8 million. As of June 30, 2022, we had cash and cash equivalents of $1.9 million, net of restricted cash, total current assets of $11.0 million, net of restricted cash, and current liabilities of $18.4 million. As of August 5, 2022, we had approximately $2.0 million of cash on hand, net of restricted cash.

During the six months ended June 30, 2022, net cash used in operating activities was $4.2 million. The main component of cash used in operating activities was our net loss of $6.2 million, partially offset by depreciation and amortization expense of $1.6 million. During the six months ended June 30, 2021, net cash used in operating activities was $6.8 million. The main component of cash used in operating activities was our net loss of $7.7 million.

For the six months ended June 30, 2022, cash provided from financing activities was $3.1 million, of which $1.0 million was from the drawdown on the revolving line of credit and $2.0 million was the Convertible Debt agreement entered into with BroadOak. See Note 14, Notes Payable, for more details. For the six months ended June 30, 2021, cash provided from financing activities was $7.5 million, of which $7.4 million were the net proceeds from the Company’s secured promissory notes with Ampersand and 1315. See Note 14, Notes Payable, for more details.

We will not generate positive cash flows from operations for the year ending December 31, 2022. We intend to meet our ongoing capital needs by using our available cash and availability under the Comerica Loan Agreement, as well as through targeted revenue growth and margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options and other strategic alternatives. However, if we are unable to meet the financial covenants under the Comerica Loan Agreement, the revolving line of credit and notes payable will become due and payable immediately.

The Company is currently exploring various strategic alternatives, dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources in order to provide additional liquidity. With the Company’s delisting from Nasdaq in February 2021, its ability to raise additional capital on terms acceptable to the Company has been adversely impacted. There can be no assurance that the Company will be successful in obtaining such funding on terms acceptable to the Company.

Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern. As of the date of this filing, the Company currently anticipates that current cash and cash equivalents will be insufficient to meet its anticipated cash requirements through the next twelve months. These factors include inadequate liquidity to sustain operations, our substantial debts, margin deterioration and volatility, and historic net losses. Our consolidated financial statements assume we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on having working capital for vendor payments, meeting short-term obligations on other accrued liabilities, and amongst other requirements, making interest payments on our debt obligations. Without positive operating margins and sufficient working capital and the ability to meet our debt obligations, our business will be jeopardized and we may not be able to continue in our current structure, if at all. Under these circumstances, we would likely have to consider other options, such as selling assets, raising additional debt or equity capital, cutting costs or otherwise reducing our cash requirements, or negotiating with our creditors to restructure our applicable obligations, including the potential filing of a petition for relief under the United States Bankruptcy Code (the “Bankruptcy Code”). Such a filing would subject us to the risks and uncertainties associated with bankruptcy filing proceedings and may place investors in our stock at significant risk of losing some or all of their investment. In a bankruptcy, holders of our common stock will be subordinated to our Series B Preferred Stock, which is likely to increase the risk of total loss of investment for holders of our common stock. A bankruptcy filing by us could cause a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Exchange Act the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Conformed version of Certificate of Incorporation of Interpace Biosciences, Inc., as amended by the Certificate of Amendment, effective January 15, 2020, and the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed January 17, 2020, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.

3.2	Amended and Restated Bylaws of Interpace Biosciences, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019.

10.1*&	Robert Gorman Letter Agreement dated April 16, 2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholders’ Deficit; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

+	Exhibits 32.1 and 32.2 are being furnished herewith and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference to any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

&	Denotes compensatory plan, compensation arrangement or management contract.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2022	Interpace Biosciences, Inc.
(Registrant)

/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	/s/ Thomas Freeburg
Thomas Freeburg
Chief Financial Officer
(Principal Financial Officer)

