Form 10-Q
period 2022-09-30
INTERPACE BIOSCIENCES, INC.
filed 2022-11-14
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding November 4, 2022
Common Stock, par value $0.01 per share	4,266,534

INTERPACE BIOSICENCES, INC.

FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,309	$2,672
Restricted cash	-	250
Accounts receivable	4,792	4,672
Other current assets	1,610	1,479
Current assets of discontinued operations	28	3,093
Total current assets	12,739	12,166
Property and equipment, net	428	317
Other intangible assets, net	1,179	2,132
Operating lease right of use assets	867	1,284
Other long-term assets	80	141
Long-term assets of discontinued operations	-	22,387
Total assets	$15,293	$38,427

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,446	$1,374
Accrued salary and bonus	1,631	2,689
Other accrued expenses	8,375	8,462
Line of credit - current	2,500	-
Current liabilities of discontinued operations	858	3,157
Total current liabilities	14,810	15,682
Contingent consideration	632	1,383
Operating lease liabilities, net of current portion	184	520
Line of credit	-	1,500
Note payable at fair value	9,988	7,942
Other long-term liabilities	4,736	4,577
Long-term liabilities of discontinued operations	-	2,705
Total liabilities	30,350	34,309

Commitments and contingencies (Note 9)

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 shares Series B issued and outstanding	46,536	46,536

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,293,666 and 4,228,169 shares issued, respectively; 4,246,297 and 4,195,412 shares outstanding, respectively	404	403
Additional paid-in capital	187,390	186,106
Accumulated deficit	(247,453)	(227,059)
Treasury stock, at cost (47,369 and 32,757 shares, respectively)	(1,934)	(1,868)
Total stockholders’ deficit	(61,593)	(42,418)
Total liabilities and stockholders’ deficit	(31,243)	(8,109)

Total liabilities, preferred stock and stockholders’ deficit	$15,293	$38,427

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Revenue, net	$8,189	$8,057	$23,506	$24,006
Cost of revenue	3,457	3,620	10,286	10,205
Gross profit	4,732	4,437	13,220	13,801
Operating expenses:
Sales and marketing	2,236	2,244	6,987	6,931
Research and development	191	322	626	1,178
General and administrative	2,767	2,566	8,636	7,389
Transition expense	-	236	-	897
Gain on DiamiR transaction	-	-	-	(235)
Acquisition related amortization expense	318	894	953	2,682
Change in fair value of contingent consideration	-	-	(311)	(57)
Total operating expenses	5,512	6,262	16,891	18,785

Operating loss from continuing operations	(780)	(1,825)	(3,671)	(4,984)
Interest accretion expense	(38)	(106)	(123)	(375)
Related party interest	-	(151)	-	(372)
Note payable interest	(230)	-	(620)	-
Other income (expense), net	(217)	49	(20)	(248)
Loss from continuing operations before tax	(1,265)	(2,033)	(4,434)	(5,979)
(Benefit) provision for income taxes	(11)	(714)	24	(684)
Loss from continuing operations	(1,254)	(1,319)	(4,458)	(5,295)

Loss from discontinued operations, net of tax	(12,954)	(2,242)	(15,936)	(5,919)

Net loss	$(14,208)	$(3,561)	$(20,394)	$(11,214)

Basic and diluted loss per share of common stock:
From continuing operations	$(0.30)	$(0.32)	$(1.05)	$(1.29)
From discontinued operations	(3.05)	$(0.53)	(3.77)	(1.43)
Net loss per basic and diluted share of common stock	$(3.35)	$(0.85)	$(4.82)	$(2.72)
Weighted average number of common shares and common share equivalents outstanding:
Basic	4,242	4,165	4,227	4,119
Diluted	4,242	4,165	4,227	4,119

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited, in thousands)

	For The Three and Nine		For The Three and Nine
	Months Ended		Months Ended
	September 30, 2022		September 30, 2021
	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	4,228	$403	4,075	$402
Common stock issued	35	1	9	-
Restricted stock issued	-	-	12	-
Common stock issued through ESPP	9	-	36	-
Balance at March 31	4,272	404	4,132	402
Common stock issued	5	-	10	-
Balance at June 30	4,277	404	4,142	402
Common stock issued	-	-	13	-
Common stock issued through ESPP	17	-	39	1
Balance at September 30	4,294	404	4,194	403
Treasury stock:
Balance at January 1	33	$(1,868)	20	$(1,773)
Treasury stock purchased	13	(60)	-	-
Balance at March 31	46	(1,928)	20	(1,773)
Treasury stock purchased	1	(6)	-	-
Balance at June 30	47	(1,934)	20	(1,773)
Treasury stock purchased	-	-	-	-
Balance at September 30	47	$(1,934)	20	$(1,773)
Additional paid-in capital:
Balance at January 1		$186,106		$184,404
Common stock issued		58		108
Stock-based compensation expense		325		286
Balance at March 31		186,489		184,798
Stock-based compensation expense		334		551
Balance at June 30		186,823		185,349
Common stock issued		48		226
Stock-based compensation expense		519		477
Balance at September 30		$187,390		$186,052
Accumulated deficit:
Balance at January 1		$(227,059)		$(212,116)
Net loss		(2,247)		(4,207)
Balance at March 31		(229,306)		(216,323)
Net loss		(3,939)		(3,446)
Balance at June 30		(233,245)		(219,769)
Net loss		(14,208)		(3,561)
Balance at September 30		(247,453)		(223,330)

Total stockholders’ deficit		$(61,593)		$(38,648)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For The Nine Months Ended September 30,
	2022	2021

Cash Flows From Operating Activities
Net loss	$(20,394)	$(11,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,206	4,350
Interest accretion expense	123	375
Bad debt recovery	-	(140)
Mark to market on warrants	(71)	137
Goodwill impairment	8,433	-
Intangible asset impairment	3,827	-
Amortization of deferred financing fees	45	110
Interest - note payable	-	372
Stock-based compensation	1,133	1,228
ESPP expense	46	86
Change in fair value of note payable	46	-
Change in fair value of contingent consideration	(311)	(57)
Gain on DiamiR transaction	-	(235)
Other gains and expenses, net	-	(2)
Changes in operating assets and liabilities:
Accounts receivable	107	1,788
Other current assets	(45)	(413)
Other long-term assets	(1)	(14)
Accounts payable	(447)	(2,084)
Accrued salaries and bonus	(1,312)	(433)
Accrued liabilities	(914)	(1,349)
Long-term liabilities	113	(6)
Net cash used in operating activities	(7,416)	(7,501)

Cash Flows From Investing Activity
Proceeds from sale of Interpace Pharma Solutions, net	7,431	-
Purchase of property and equipment	(126)	(192)
Sale of property and equipment	-	39
Net cash provided by (used in) investing activities	7,305	(153)

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	106	335
Loan proceeds - related parties	-	7,500
Financing fees - related party	-	(123)
Proceeds from notes payable	2,000	-
Borrowings on line of credit	1,000	-
Net cash provided by financing activities	3,106	7,712

Net increase in cash, cash equivalents and restricted cash	2,995	58
Cash, cash equivalents and restricted cash from continuing operations– beginning	2,922	1,236
Cash, cash equivalents and restricted cash from discontinued operations– beginning	392	2,136
Cash, cash equivalents and restricted cash – beginning	$3,314	$3,372
Cash, cash equivalents and restricted cash from continuing operations– ending	$6,309	$2,916
Cash, cash equivalents and restricted cash from discontinued operations– ending	-	514
Cash, cash equivalents and restricted cash – ending	$6,309	$3,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular information in thousands, except per share amounts)

1.	OVERVIEW

Nature of Business

Interpace Biosciences, Inc. (“Interpace” or the “Company”) is a company that provides molecular diagnostics, bioinformatics and pathology services for evaluation of risk of cancer by leveraging the latest technology in personalized medicine for improved patient diagnosis and management. We develop and commercialize genomic tests and related first line assays principally focused on early detection of patients with indeterminate biopsies and at high risk of cancer using the latest technology.

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

The accompanying unaudited interim condensed consolidated financial statements and related notes (the “Interim Financial Statements”) should be read in conjunction with the consolidated financial statements of the Company and its wholly-owned subsidiaries (Interpace Diagnostics Lab Inc., Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC), and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities & Exchange Commission (“SEC”) on March 31, 2022 and as amended on April 29, 2022.

The Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, InServe Support Solutions; and TVG, Inc., its Commercial Services business unit which was sold on December 22, 2015 and its Interpace Pharma Solutions business (“Pharma Solutions”) which was sold on August 31, 2022. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

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

In October 2021, the Company entered into a $7.5 million revolving credit facility with Comerica Incorporated (“Comerica”)(the “Comerica Loan Agreement”). See Note 18, Revolving Line of Credit, for more details. Also in October 2021, the Company entered into an $8.0 million term loan with BroadOak Fund V, L.P. (“BroadOak”)(the “BroadOak Term Loan”), the proceeds of which were used to repay in full at their maturity the existing secured promissory note with Ampersand Capital Partners (“Ampersand”) (the “Ampersand Note”) and 1315 Capital II, L.P (“1315 Capital”)(the “1315 Capital Note”). In May 2022, the Company entered into a Subordinated Convertible Promissory Note agreement with BroadOak for an additional $2.0 million (the “Convertible Note”), which was converted into a subordinated term loan and was added to the outstanding BroadOak Term Loan balance. See Note 14, Notes Payable, for more details.

In January 2022, the Company’s registration statement for a rights offering filed with the Securities and Exchange Commission (SEC) became effective; however, the rights offering was subsequently terminated later in January 2022 when the Company announced that the Centers for Medicare & Medicaid Services, or CMS, issued a new billing policy whereby CMS will no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. However, on February 28, 2022, the Company announced that the National Correct Coding Initiative (NCCI) program issued a response on behalf of CMS stating that the January 2022 billing policy reimbursement change for ThyGeNEXT® (0245U) and ThyraMIR® (0018U) tests has been retroactively reversed to January 1, 2022. In May 2022, the Company was notified by CMS/NCCI that processing of claims for dates of service after January 1, 2022 would be completed beginning July 1, 2022. However, on June 9, 2022, the Company was notified that Novitas re-priced ThyGeNEXT® (0245U) from $2,919 to $806.59 retroactively effective to January 1, 2022. On July 20, 2022 the Clinical Diagnostic Laboratory Tests (CDLT) Advisory Panel affirmed a gapfill price for ThyGeNEXT® of $806.59. As a result of the ThyGeNEXT® pricing change, the Company reduced its net realizable value, or NRV rates, for ThyGeNEXT® Medicare billing to reflect the $806.59 pricing for tests performed during the second quarter of 2022. In addition, in order to reflect the retroactive pricing change to January 1, 2022, the Company recorded an NRV adjustment of $0.7 million during the second quarter of 2022 to reduce revenue recorded during the first quarter of 2022. During July 2022, the Company began implementing cost-savings initiatives including a reduction in headcount and incidental expenses and a freeze on all non-essential travel and hiring.

On August 31, 2022, the Company closed on the sale of its Pharma Solutions business for a total purchase price of $7,000,000 ($500,000 of which has been deposited into escrow), subject to a potential post-closing working capital adjustment, In addition, we received the earnout payment of $1,043,000. See Note 4,

Discontinued Operations.

For the nine months ended September 30, 2022, we had an operating loss from continuing operations of $3.7 million. As of September 30, 2022, we had cash and cash equivalents of $6.3 million, total current assets of $12.7 million and current liabilities of $14.8 million. As of November 4, 2022, we had approximately $6.6 million of cash on hand, excluding restricted cash.

We will not generate positive cash flows from operations for the year ending December 31, 2022. We intend to meet our ongoing capital needs by using our available cash and availability under the Comerica Loan Agreement, as well as through targeted margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options and other strategic alternatives. However, if we are unable to meet the financial covenants under the Comerica Loan Agreement, the revolving line of credit and notes payable will become due and payable immediately.

We continue to explore various strategic alternatives, dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources in order to provide additional liquidity. With the delisting of our common stock from Nasdaq in February 2021, our ability to raise additional capital on terms acceptable to us has been adversely impacted. There can be no assurance that we will be successful in obtaining such funding on terms acceptable to us.

Our consolidated financial statements assume we will continue as a going concern. Our ability to continue as a going concern depends on having working capital for vendor payments, meeting short-term obligations on other accrued liabilities, and amongst other requirements, making interest payments on our debt obligations. Without positive operating margins and sufficient working capital and the ability to meet our debt obligations, our business will be jeopardized and we may not be able to continue in our current structure, if at all. Under these circumstances, we would likely have to consider other options, such as selling assets, raising additional debt or equity capital, cutting costs or otherwise reducing our cash requirements, or negotiating with our creditors to restructure our applicable obligations. With the proceeds received from the sale of the Pharma Solutions business, as well as the expected improvement in future operating cash flows associated with the disposition, as of the date of this filing, the Company anticipates that current cash and cash equivalents, available eligible borrowings on its Comerica Loan Agreement and forecasted cash receipts will be sufficient to meet its anticipated cash requirements through the next twelve months.

Further, along with many laboratories, we may be affected by the Proposed Local Coverage Determination (“LCD”) DL39365, which was posted on June 9, 2022 and is currently under consideration by our local Medicare Administrative Contractor, Novitas Solutions, Inc. If finalized, this Proposed LCD, which governs “Genetic Testing for Oncology,” could impact the existing LCD for one of our molecular tests, PancraGEN®. If Novitas restricts coverage for PancraGEN®, our liquidity could be negatively impacted beginning in Fiscal 2023.

The Company anticipates that current cash and cash equivalents and forecasted cash receipts would still be sufficient to meet its anticipated cash requirements through the next twelve months, from the date of this filing.

4.	DISCONTINUED OPERATIONS

On August 31, 2022, the Company and Interpace Pharma Solutions, Inc. (the “Subsidiary”, and together with the Company as used in this Note 4, “Interpace”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Flagship Biosciences, Inc. (the “Purchaser”) pursuant to which the Purchaser agreed to (i) acquire substantially all of the assets of the Subsidiary used in Subsidiary’s business of complex molecular analysis for the early diagnosis and treatment of cancer and supporting the development of targeted therapeutics (the “Business”) and (ii) assume and pay certain liabilities related to the purchased assets as set forth in the Purchase Agreement (collectively, the “Transaction”). The Transaction closed on August 31, 2022.

As consideration for the Transaction, under the Purchase Agreement, Interpace received a total purchase price of approximately $7.0 million ($0.5 million of which has been deposited into escrow), subject to a potential post-closing working capital adjustment, and the assumption by the Purchaser of certain specified liabilities. In addition, subject to the terms and conditions set forth in the Purchase Agreement, Purchaser will pay the Subsidiary an earnout of up to $2.0 million based on revenue for the period beginning September 1, 2021 and ending August 31, 2022. The Company received an earnout payment of approximately $1.0 million in September 2022 which is the fully settled amount and there will be no further earnout payments in the future.

The Purchase Agreement includes a one-year commitment of Interpace not to compete with the Business, recruit or hire any former employees of the Subsidiary who accept employment with the Purchaser in connection with the Transaction, or divert or attempt to divert from Purchaser any business to be performed from any of the contracts or agreements with customers as set forth in the Purchase Agreement. The Purchase Agreement also contains customary representations and warranties, post-closing covenants and mutual indemnification obligations for, among other things, any inaccuracy or breach of any representation or warranty and any breach or non-fulfillment of any covenant.

In connection with the Transaction, on August 31, 2022, Interpace and Purchaser entered into a Shared Services Agreement (the “Shared Services Agreement”) pursuant to which Interpace agreed to provide, or cause its affiliates to provide, to the Purchaser certain services set forth in the Shared Services Agreement on a transitional basis and subject to the terms and conditions set forth in the Shared Services Agreement (the “Services”). As consideration for the Services provided by Interpace, Purchaser will pay Interpace the amounts specified for each Service as set forth in the Shared Services Agreement. The Company’s obligations to provide the Services will terminate with respect to each Service as set forth in the Shared Services Agreement.

The Purchaser is identified as a related party as an affiliate of Ampersand and an affiliate of BroadOak have each provided equity financing to the Purchaser, collectively own a majority of the Purchaser’s outstanding equity securities and are represented on its Board of Directors.

The Company intends to use the remaining net proceeds to fund its future business activities and for general working capital purposes. As a result of the sale, the gain on sale and all operations from Interpace Pharma Solutions have been classified as discontinued operations for all periods presented.

A reconciliation of the accounting for the Company’s Pharma Solutions business is as follows:

Gain on Sale

Purchase price	$7,000
Earnout received	1,043
Working capital adjustment, net	(656)
Less: transaction costs	(307)
Total net consideration	$7,080
Assets and liabilities disposed of, net (1)	(7,080)
Gain on sale	$-

(1)	includes goodwill and intangible assets written down prior to the Transaction. The goodwill write-down was approximately $8.4 million and the write-down of intangible assets was approximately $3.8 million.

The components of liabilities classified as discontinued operations consist of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Accounts receivable, net	$-	$1,486
Other	28	1,607
Current assets of discontinued operations	28	3,093
Property and equipment, net	-	6,032
Other intangible assets, net	-	5,155
Goodwill	-	8,433
Other	-	2,767
Long-term assets of discontinued operations	-	22,387
Total assets	$28	$25,480

Accounts payable	-	1,320
Accrued salary and bonus	92	335
Other (1)	766	1,502
Current liabilities of discontinued operations	858	3,157
Operating lease liabilities, net of current portion	-	2,634
Other	-	71
Long-term liabilities of discontinued operations	-	2,705
Total liabilities	$858	$5,862

(1)	Includes $766 of liabilities related to the former Commercial Services business unit.

The table below presents the significant components of its former Pharma Solutions business unit’s results included within loss from discontinued operations, net of tax in the condensed consolidated statements of operations for the three-and nine-months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Revenue, net	$1,267	$1,415	$5,678	$6,455

Loss from discontinued operations	(13,012)	(2,180)	(15,888)	(5,744)
Gain (loss) on sale of Pharma Solutions	-	-	-	-
Income tax (benefit) expense	(58)	62	48	175
Loss from discontinued operations, net of tax	$(12,954)	$(2,242)	$(15,936)	$(5,919)

The income tax benefit for the three months ended September 30, 2022 pertained to the reversal of a credit as a result of the Pharma Solutions sale. The income tax expense for both the three months ended September 30, 2021 and the nine months ended September 30, 2022 and 2021 pertained to interest accrued on uncertain tax position liabilities.

Cash used from discontinued operations, operating activities, for the nine months ended September 30, 2022 was approximately $2.8 million. There was cash provided by discontinued operations, investing activities, for the nine months ended September 30, 2022 of $7.3 million which pertained to the net proceeds received from the Pharma Solutions sale. Cash used from discontinued operations, operating activities, for the nine months ended September 30, 2021 was approximately $3.9 million. There was cash used from discontinued operations, investing activities, for the nine months ended September 30, 2021 of $0.1 million.

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

We derive our revenues from the performance of proprietary assays or tests. The Company’s performance obligation is fulfilled upon the completion, review and release of test results to the customer. The Company subsequently bills third-party payers or direct-bill payers for the tests performed. Under Accounting Standards Codification 606, revenue is recognized based on the estimated transaction price or net realizable value, which is determined based on historical collection rates by each payer category for each proprietary test offered by the Company. To the extent the transaction price includes variable consideration, for all third party and direct-bill payers and proprietary tests, the Company estimates the amount of variable consideration that should be included in the transaction price using the expected value method based on historical experience.

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

Other Current Assets

Other current assets consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(unaudited)
Lab supply inventory	$1,246	$825
Prepaid expenses	226	584
Other	138	70
Total other current assets	$1,610	$1,479

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

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock, par value $0.01 per share, used in the calculation of basic and diluted loss per share for the three- and nine-month periods ended September 30, 2022 and 2021 is as follows:

	Three Months		Nine Months Ended
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Basic weighted average number of common shares	4,242	4,165	4,227	4,119
Potential dilutive effect of stock-based awards	-	-	-	-
Diluted weighted average number of common shares	4,242	4,165	4,227	4,119

The Company’s Series B Convertible Preferred Stock, on an as converted basis into common stock of 7,833,334 shares for the three- and nine-months ended September 30, 2022, and the following outstanding stock-based awards and warrants, were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Three Months		Nine Months Ended
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Options	578	684	578	684
Restricted stock units (RSUs)	340	366	340	366
Warrants	54	1,405	54	1,405
	972	2,455	972	2,455

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was attributable to the acquisition of our Pharma Solutions business in July 2019. The original carrying value of the intangible assets acquired was $15.6 million, with goodwill of approximately $8.3 million and identifiable intangible assets of approximately $7.3 million recorded upon acquisition. With the sale of Pharma Solutions, the goodwill balance at September 30, 2022 was written down to zero as well as the intangible assets associated with the original acquisition. The net carrying value of the identifiable intangible assets from all acquisitions within continuing operations as of September 30, 2022 and December 31, 2021 are as follows:

		As of September 30, 2022	As of December 31, 2021
	Life	Carrying	Carrying
	(Years)	Amount	Amount
		(unaudited)
Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	6,682	6,682

CLIA Lab	2.3	609	609

Total		$31,951	$31,951

Accumulated Amortization		(30,772)	(29,819)

Net Carrying Value		$1,179	$2,132

Amortization expense from continuing operations was approximately $0.3 million and $0.9 million for the three-month periods ended September 30, 2022 and 2021, and $1.0 million and $2.7 million for the nine-month periods ended September 30, 2022 and 2021, respectively. Estimated future amortization expense for the remainder of 2022 and thereafter is as follows:

2022	2023	2024	2025	2026	Total

$318	$861	$-	$-	$-	$1,179

The following table displays a roll forward of the carrying amount of goodwill from December 31, 2021 to September 30, 2022:

Carrying
Amount
Balance as of December 31, 2021	$8,433
Impairment from sale of Pharma Solutions Business	(8,433)
Balance as of September 30, 2022	$-

7.	FAIR VALUE MEASUREMENTS

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

	As of September 30, 2022		Fair Value Measurements
	Carrying	Fair	As of September 30, 2022
	Amount	Value	Level 1	Level 2	Level 3
			(unaudited)
Liabilities:
Contingent consideration:
Asuragen (1)	$1,141	$1,141	$-	$-	$1,141
Other accrued expenses:
Warrant liability (2)	-	-	-	-	-
Note payable:
BroadOak loan	9,988	9,988	-	-	9,988
	$11,129	$11,129	$-	$-	$11,129

(1)(2)	See Note 10, Accrued Expenses and Long-Term Liabilities

	As of December 31, 2021		Fair Value Measurements
	Carrying	Fair	As of December 31, 2021
	Amount	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration:
Asuragen (1)	$1,871	$1,871	$-	$-	$1,871
Other accrued expenses:
Warrant liability (2)	71	71	-	-	71
Note payable:
BroadOak loan	7,942	7,942	-	-	7,942
	$9,884	$9,884	$-	$-	$9,884

(1)(2)	See Note 10, Accrued Expenses and Long-Term Liabilities

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

A roll forward of the carrying value of the Contingent Consideration Liability, 2017 Underwriters’ Warrants and BroadOak loans to September 30, 2022 is as follows:

	December 31, 2021	Issued	Reclassified	Earned	Accretion/Interest Accrued	Adjustment to Fair Value/ Mark to Market	September 30, 2022
	(unaudited)
Asuragen	$1,871	$-	$-	$(542)	$123	$(311)	$1,141

Underwriters Warrants	71	-	-	-	-	(71)	-

BroadOak loans	7,942	-	2,000	-	-	46	9,988

BroadOak Convertible Note	-	2,000	(2,000)	-	-	-	-
	$9,884	$2,000	$-	$(542)	$123	$(336)	$11,129

Certain of the Company’s non-financial assets, such as other intangible assets, are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

8.	LEASES

Finance lease assets are included in fixed assets, net of accumulated depreciation.

The table below presents the lease-related assets and liabilities recorded in the Condensed Consolidated Balance Sheet:

	Classification on the Balance Sheet	September 30, 2022
		(unaudited)
Assets
Financing lease assets	Property and equipment, net	$-
Operating lease assets	Operating lease right of use assets	867
Total lease assets		$867

Liabilities
Current
Financing lease liabilities	Other accrued expenses	$-
Operating lease liabilities	Other accrued expenses	668
Total current lease liabilities		$668
Noncurrent
Financing lease liabilities	Other long-term liabilities	-
Operating lease liabilities	Operating lease liabilities, net of current portion	184
Total long-term lease liabilities		184
Total lease liabilities		$852

The weighted average remaining lease term for the Company’s operating leases was 1.3 years as of September 30, 2022 and the weighted average discount rate for those leases was 7.7%. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.”

The table below reconciles the cash flows to the lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2022:

Operating Leases
2022	$208
2023	557
2024	125
Total minimum lease payments	890
Less: amount of lease payments representing effects of discounting	38
Present value of future minimum lease payments	852
Less: current obligations under leases	668
Long-term lease obligations	$184

On October 31, 2022, the Company entered into a fourth lease amendment with its Pittsburgh laboratory landlord. See Note 20, Subsequent Events, for more detail.

9.	COMMITMENTS AND CONTINGENCIES

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

10.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

Other accrued expenses consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(unaudited)
Accrued royalties	$4,675	$3,890
Contingent consideration	509	488
Operating lease liability	668	762
Interest payable	122	120
Warrant liability	-	71
Accrued sales and marketing - diagnostics	47	47
Accrued lab costs - diagnostics	136	228
Accrued professional fees	699	932
Taxes payable	85	222
Unclaimed property	565	565
All others	869	1,137
Total other accrued expenses	$8,375	$8,462

Long-term liabilities consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(unaudited)
Uncertain tax positions	$4,736	$4,577
Other	-	-
Total other long-term liabilities	$4,736	$4,577

11.	STOCK-BASED COMPENSATION

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

The following table provides the weighted average assumptions used in determining the fair value of the stock option awards granted during the nine-month periods ended September 30, 2022 and 2021.

	September 30, 2022	September 30, 2021
	(unaudited)
Risk-free interest rate	1.76%	0.78%
Expected life	6.0 years	6.0 years
Expected volatility	129.93%	134.79%
Dividend yield	-	-

During March 2021, the Company granted 312,500 stock options with an exercise price of $6.00 and 152,500 RSUs. The market value of the Company’s common stock was $5.00 at the grant date of these awards. The Company recognized approximately $0.5 million and $0.4 million of stock-based compensation expense within continuing operations during the three-month periods ended September 30, 2022 and 2021, respectively and approximately $1.1 million and $1.1 million of stock-based compensation expense during the nine-month periods ended September 30, 2022 and 2021, respectively. The following table has a breakout of stock-based compensation expense from continuing operations by line item.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Cost of revenue	$19	$52	$67	$220
Sales and marketing	42	76	128	201
Research and development	-	24	-	83
General and administrative*	440	276	915	635
Total stock compensation expense	$501	$428	$1,110	$1,139

*	Includes ESPP expense

12.	INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on loss from continuing operations and the effective tax rate for the three- and nine-month periods ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
	(unaudited)		(unaudited)

Provision (benefit) for income tax	$(11)	$(714)	$24	$(684)
Effective income tax rate	0.9%	35.1%	(0.5)%	11.4%

Income tax benefit for the three months ended September 30, 2022 was primarily due to the reversal of certain credits as a result of the Pharma Solutions sale and income tax expense for the nine-month period ended September 30, 2022 was primarily due to minimum state and local taxes. The income tax benefit for both the three- and nine-month periods ended September 30, 2021 was due to the Company’s participation in the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) sponsored by The New Jersey Economic Development Authority. The Program enables approved biotechnology companies with unused net operating losses (“NOLs”) and unused research and development credits to sell these benefits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the State of New Jersey. The Program is administered by The New Jersey Economic Development Authority and the New Jersey Department of the Treasury’s Division of Taxation. In July 2021, the Company completed the sale of NOLs totaling approximately $0.7 million.

13.	SEGMENT INFORMATION

We operate under one segment which is the business of developing and selling clinical services.

14.	NOTES PAYABLE

BroadOak Loan

On October 29, 2021, the Company and its subsidiaries entered into the BroadOak Loan Agreement, providing for a term loan in the aggregate principal amount of $8,000,000 (the “Term Loan”). Funding of the Term Loan took place on November 1, 2021. The Term Loan matures upon the earlier of (i) October 31, 2024 or (ii) the occurrence of a change in control, and bears interest at the rate of 9% per annum. The Term Loan is secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets and is subordinate to the Company’s $7,500,000 revolving credit facility with Comerica Bank. See Note 18, Revolving Line of Credit. The Term Loan had an origination fee of 3% of the Term Loan amount, and a terminal payment equal to (i) 15% of the original principal amount of the Term Loan if the change of control occurs on or prior to the first anniversary of the funding of the Term Loan, (ii) 20% of the original principal amount of the Term Loan if the change of control occurs after the first anniversary but on or prior to the second anniversary of the funding of the Term Loan and (iii) 30% of the original principal amount of the Term Loan if the change of control occurs after the second anniversary of the funding of the Term Loan, or if the Term Loan is repaid on its maturity date.

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

BroadOak Convertible Note

On May 5, 2022, the Company issued the Convertible Note to BroadOak, pursuant to which BroadOak funded a term loan in the aggregate principal amount of $2 million (the “Convertible Debt”). The Company is using the proceeds of the Convertible Debt for general corporate purposes and working capital.

The Convertible Note was to be converted into shares of common stock of the Company in connection with, and upon the consummation of, a private placement transaction pursuant to which the Company would issue common stock to certain investors, and such conversion would be subject to the same terms and conditions (including purchase price per share) applicable to the purchase of common stock of the Company by such investors. Since the private placement transaction was not consummated by August 5, 2022 (the “Maturity Date”), the Convertible Note was converted into an additional term loan advance under the Company’s existing BroadOak Loan Agreement on the Maturity Date and was thereafter subject to the terms of the definitive financing agreements for the BroadOak Loan Agreement until repaid in accordance with the terms thereof. The Convertible Debt bears interest at a fixed rate of interest equal to 9.0% per annum and is unsecured. There are no scheduled amortization payments prior to the Maturity Date. The Convertible Note contains customary representations and warranties and customary events of default. On August 5, 2022, the Convertible Note was converted into a subordinated term loan and was added to the outstanding BroadOak Loan balance discussed above.

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

Supplemental Disclosures of Non Cash Activities

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021

Taxes accrued for treasury stock purchased	$66	$-

Investment in DiamiR	$-	$248
Purchase of property and equipment included in accounts payable	$108	$-
Transaction costs from the sale of Pharma Solutions included in accounts payable	$137	$-

16.	EQUITY

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

As of September 30, 2022 and December 31, 2021, there were 47,000 Series B issued and outstanding shares of preferred stock, respectively.

17.	WARRANTS

Warrants outstanding and warrant activity for the nine-months ended September 30, 2022 are as follows:

Description	Classification	Exercise Price	Expiration Date	Warrants Issued	Balance December 31, 2021	Warrants Exercised	Warrants Cancelled/ Expired	Balance September 30, 2022

Private Placement Warrants, issued January 25, 2017	Equity	$46.90	June 2022	85,500	85,500	-	(85,500)	-
RedPathWarrants, issued March 22, 2017	Equity	$46.90	September 2022	10,000	10,000	-	(10,000)	-
Underwriters Warrants, issued June 21, 2017	Liability	$13.20	December 2022	57,500	53,500	-	-	53,500
Base & Overallotment Warrants, issued June 21, 2017	Equity	$12.50	June 2022	1,437,500	870,214	(9)	(870,205)	-
Warrants issued October 12, 2017	Equity	$18.00	April 2022	320,000	320,000	-	(320,000)	-
Underwriters Warrants, issued January 25, 2019	Equity	$9.40	January 2022	65,434	65,434	-	(65,434)	-

				1,975,934	1,404,648	(9)	(1,351,139)	53,500

As of September 30, 2022, the weighted average exercise price of the outstanding warrants is $13.20 and the weighted average remaining contractual life is approximately 0.2 years.

18.	REVOLVING LINE OF CREDIT

On October 13, 2021, the Company and its subsidiaries entered into the Comerica Loan Agreement with Comerica, providing for a revolving credit facility of up to $7,500,000 (the “Credit Facility”). The Company may use the proceeds of the Credit Facility for working capital and other general corporate purposes.

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

The Credit Facility matures on September 30, 2023, and is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries. As of September 30, 2022, the balance of the revolving line was $2.5 million.

The Comerica Loan Agreement contains affirmative and negative restrictive covenants that are applicable whether or not any amounts are outstanding under the Comerica Loan Agreement. These restrictive covenants, which include restrictions on certain mergers, acquisitions, investments, encumbrances, etc., could adversely affect our ability to conduct our business. The Comerica Loan Agreement also contains financial covenants requiring specified minimum liquidity and minimum revenue thresholds, which the Company was in compliance with as of September 30, 2022, and also contains customary events of default. In April 2022, Comerica waived certain covenants specifically relating to the Company receiving financial statements with a going concern comment or qualification. In April 2022 and August 2022, Comerica waived certain covenants specifically relating to failure to maintain bank accounts outside of Comerica in an aggregate amount not to exceed $0.5 million during the transition period. Additionally, in August 2022, Comerica waived certain covenants relating to failure to segregate collections made from government account debtors from collections made from all other account debtors and customers.

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

Extension of Pittsburgh Lease

On October 31, 2022, the Company entered into a fourth amendment (the “Amendment”) to its existing Pittsburgh laboratory lease (the “Lease”) for 20,000 leasable square feet of space located at 2515 Liberty Avenue, Pittsburgh, Pennsylvania with Saddle Lane Realty, LLC (the “Landlord”) to exercise the Company’s first option and right to extend the term of the Lease to June 30, 2028. The Lease was entered into on March 31, 2017, and was previously amended on September 26, 2017, March 15, 2018 and February 22, 2019. Total minimum rent payments during this extended term equal $550,000 per year. In addition, the Amendment contains a conditional tenant rent credit clause whereby if the Company completes certain tenant renovations on or before July 31, 2024 and such renovations exceed $250,000, the Landlord will provide a tenant improvement allowance equal to $200,000 to be credited against rent in twenty-four monthly installments of $8,333 commencing on the month following the date the Company provides evidence of such tenant improvements. The Amendment also grants the Company a right of first refusal under certain circumstances to an additional 4,632 leasable square feet of space.

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	the effect of the Coronavirus (COVID-19) pandemic which has materially and adversely affected our business and financial results, particularly during portions of 2020, due to the slowdown in demand for our clinical services, a reduction in samples received and testing volume and delayed third party collections and other factors and which may continue to have an adverse effect on our future business;

●	our expectations of future revenues, expenditures, capital or other funding requirements;

●	our ability to continue to perform, bill and receive reimbursement for our PancraGEN molecular test under the existing LCD, given that such LCD is currently under review by Novitas, the Company’s Medicare administrative contractor;

●	our secured lenders have the right to foreclose on substantially all of our assets if we are unable to timely repay our outstanding obligations;

●	our dependence on sales and reimbursements from our clinical services for all of our revenue; the ability to continue to generate sufficient revenue from these and other products and/or solutions that we develop in the future is important for our ability to meet our financial and other targets;

●	our revenue recognition is based, in part, on our estimates for future collections which may prove to be incorrect with the changes in reimbursement rates for ThyGeNEXT® by Medicare causing us to revise our NRV’s which will reduce revenues in future periods;

●	our ability to finance our business on acceptable terms in the future, which may limit the ability to grow our business, develop and commercialize products and services, develop and commercialize new molecular clinical service solutions and technologies;

●	our obligations to make royalty and milestone payments to our licensors;

●	our dependence on third parties for the supply of some of the materials used in our clinical services tests;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (“LDTs”), pricing of our tests and services and patient access limitations;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our being subject to the controlling interests of our two private equity investors who control, on an as-converted basis, an aggregate of 65% of our outstanding shares of common stock through their holdings of our Series B Preferred Stock, and this concentration of ownership along with their authority for designation rights for a majority of our directors and their right to approve certain of our actions has a substantial influence on our decisions;

●	our ability to implement our business strategy; and

●	the potential impact of existing and future contingent liabilities on our financial condition.

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

OVERVIEW

We are a fully integrated commercial company that provides molecular diagnostics, bioinformatics and pathology services for evaluation of risk of cancer by leveraging the latest technology in personalized medicine for improved patient diagnosis and management. We develop and commercialize genomic tests and related first line assays principally focused on early detection of patients with indeterminate biopsies and at high risk of cancer using the latest technology.

Impact of Our Reliance on CMS and Novitas

In January 2022, CMS stated they would no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. However, on February 28, 2022, the Company announced that the National Correct Coding Initiative (NCCI) program issued a response on behalf of CMS stating that the January 2022 billing policy reimbursement change for ThyGeNEXT® (0245U) and ThyraMIR® (0018U) tests has been retroactively reversed to January 1, 2022. In May 2022, the Company was notified by CMS/NCCI that processing of claims for dates of service after January 1, 2022 would be completed beginning July 1, 2022. However, on June 9, 2022, the Company was notified that Novitas re-priced ThyGeNEXT® (0245U) from $2,919 to $806.59 retroactively effective to January 1, 2022. On July 20, 2022 the Clinical Diagnostic Laboratory Tests (CDLT) Advisory Panel affirmed a gapfill price of $806.59. As a result of the ThyGeNEXT® pricing change, the Company reduced its NRV rates for ThyGeNEXT® Medicare billing to reflect the $806.59 pricing for tests performed during the second quarter of 2022. In addition, in order to reflect the retroactive pricing change to January 1, 2022, the Company recorded an NRV adjustment of $0.7 million during the second quarter of 2022 to reduce revenue recorded during the first quarter of 2022. The Company estimates the ThyGeNEXT® pricing change will negatively impact Fiscal 2022 revenue by approximately $5.0 million. During July 2022, the Company began implementing cost-savings initiatives including a reduction in headcount and incidental expenses and a freeze on all non-essential travel and hiring.

Further, along with many laboratories, we may be affected by the Proposed Local Coverage Determination (“LCD”) DL39365, which was posted on June 9, 2022 and is currently under consideration by our local Medicare Administrative Contractor, Novitas Solutions, Inc. If finalized, this Proposed LCD, which governs “Genetic Testing for Oncology,” could impact the existing LCD for one of our molecular tests, PancraGEN®. If Novitas restricts coverage for PancraGEN®, our liquidity could be negatively impacted beginning in Fiscal 2023.

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

We are also monitoring other macro-economic and geopolitical developments such as inflation and cybersecurity risks so that the Company can be prepared to react to new developments as they arise.

Revenue Recognition

Clinical services derive revenues from the performance of proprietary assays or tests. Our performance obligation is fulfilled upon completion, review and release of test results to the customer, at which time we bill third-party payers or direct-bill payers for the tests performed. Under Accounting Standards Codification 606, revenue is recognized based upon the estimated transaction price or net realizable value (“NRV”), which is determined based on historical collection rates by each payer category for each proprietary test offered. To the extent that the transaction price includes variable consideration, for all third party and direct-bill payers and proprietary tests, we estimate the amount of variable consideration that should be included in the transaction price using the expected value method based on historical experience.

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

Cost of Revenue

Cost of revenue consists primarily of the costs associated with operating our laboratory and other costs directly related to our tests. Personnel costs, which constitute the largest portion of cost of services, include all labor-related costs, such as salaries, bonuses, fringe benefits and payroll taxes for laboratory personnel. Other direct costs include, but are not limited to, laboratory supplies, certain consulting expenses, royalty expenses, and facility expenses.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data. The trends illustrated in this table may not be indicative of future results.

Consolidated Results of Continuing Operations for the Quarter Ended September 30, 2022 Compared to the Quarter Ended September 30, 2021 (in thousands)

	Three Months Ended September 30,
	2022	2022	2021	2021
		% to		% to
		revenue		revenue

Revenue, net	$8,189	100.0%	$8,057	100.0%
Cost of revenue	3,457	42.2%	3,620	44.9%
Gross profit	4,732	57.8%	4,437	55.1%
Operating expenses:
Sales and marketing	2,236	27.3%	2,244	27.9%
Research and development	191	2.3%	322	4.0%
General and administrative	2,767	33.8%	2,566	31.8%
Transition expense	—	0.0%	236	2.9%
Acquisition related amortization expense	318	3.9%	894	11.1%
Total operating expenses	5,512	67.3%	6,262	77.7%

Operating loss	(780)	-9.5%	(1,825)	-22.7%
Interest accretion expense	(38)	-0.5%	(106)	-1.3%
Related party interest	—	0.0%	(151)	-1.9%
Note payable interest	(230)	-2.8%	—	0.0%
Other (expense) income, net	(217)	-2.6%	49	0.6%
Loss from continuing operations before tax	(1,265)	-15.4%	(2,033)	-25.2%
Benefit for income taxes	(11)	-0.1%	(714)	-8.9%
Loss from continuing operations	(1,254)	-15.3%	(1,319)	-16.4%

Loss from discontinued operations, net of tax	(12,954)	-158.2%	(2,242)	-27.8%

Net loss	$(14,208)	-173.5%	$(3,561)	-44.2%

Revenue, net

Revenue, net for the three months ended September 30, 2022 increased by $0.1 million, or 2%, to $8.2 million, compared to $8.1 million for the three months ended September 30, 2021.

Cost of revenue

Cost of revenue for the three months ended September 30, 2022 was $3.5 million, as compared to $3.6 million for the three months ended September 30, 2021. As a percentage of revenue, cost of revenue was approximately 42% for the three months ended September 30, 2022 and 45% for the three months ended September 30, 2021, the percentage decrease was due to the small decrease in costs for the quarter.

Gross profit

Gross profit was approximately $4.7 million for the three months ended September 30, 2022 and $4.4 million for the three months ended September 30, 2021. The gross profit percentage was approximately 58% for the three months ended September 30, 3022 and 55% for the three months ended September 30, 2021.

Sales and marketing expense

Sales and marketing expense was approximately $2.2 million for both the three months ended September 30, 2022 and the three months ended September 30, 2021. As a percentage of revenue, sales and marketing expense decreased to 27% from 28% in the comparable prior year period due to the increase in revenue.

Research and development

Research and development expense was $0.2 million for the three months ended September 30, 2022 and $0.3 million for the three months ended September 30, 2021. As a percentage of revenue, research and development expense decreased to 2% from 4% in the comparable prior year period.

General and administrative

General and administrative expense was approximately $2.8 million for the three months ended September 30, 2022 and $2.6 million for the three months ended September 30, 2021. The increase can be primarily attributed to an increase in employee compensation costs.

Transition expense

Transition expense was approximately $0.2 million for the three months ended September 30, 2021. In 2021, these expenses were related to one-time corporate expenses.

Acquisition amortization expense

During the three months ended September 30, 2022 and September 30, 2021, we recorded amortization expense of approximately $0.3 million and $0.9 million, respectively, which is related to intangible assets associated with prior acquisitions.

Operating loss

Operating loss from continuing operations was $0.8 million for the three months ended September 30, 2022 as compared to $1.8 million for the three months ended September 30, 2021. The lower operating loss from continuing operations was primarily attributable to the reduction in operating expenses.

Benefit for income taxes

The income tax benefit was approximately $11,000 for the three months ended September 30, 2022 and $0.7 million for the three months ended September 30, 2021. Income tax benefit for the three months ended September 30, 2022 was primarily due to the reversal of certain credits as a result of the Pharma Solutions sale. Income tax benefit for the three months ended September 30, 2021 primarily pertained to the Company’s sale of net operating losses (“NOLs”) of approximately $0.7 million under the State of New Jersey’s Technology Business Tax Certificate Transfer Program.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $13.0 million for the three months ended September 30, 2022 and a loss from discontinued operations of approximately $2.2 million for the three months ended September 30, 2021. The loss from discontinued operations for the three months ended September 30, 2022 included the impairment of Pharma Solutions assets.

Consolidated Results of Continuing Operations for the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021 (in thousands)

	Nine Months Ended September 30,
	2022	2022	2021	2021
		% to		% to
		revenue		revenue

Revenue, net	$23,506	100.0%	$24,006	100.0%
Cost of revenue	10,286	43.8%	10,205	42.5%
Gross profit	13,220	56.2%	13,801	57.5%
Operating expenses:
Sales and marketing	6,987	29.7%	6,931	28.9%
Research and development	626	2.7%	1,178	4.9%
General and administrative	8,636	36.7%	7,389	30.8%
Transition expense	-	0.0%	897	3.7%
Gain on DiamiR transaction	-	0.0%	(235)	-1.0%
Acquisition related amortization expense	953	4.1%	2,682	11.2%
Change in fair value of contingent consideration	(311)	-1.3%	(57)	-0.2%
Total operating expenses	16,891	71.9%	18,785	78.3%

Operating loss	(3,671)	-15.6%	(4,984)	-20.8%
Interest accretion expense	(123)	-0.5%	(375)	-1.6%
Related party interest	-	0.0%	(372)	-1.5%
Note payable interest	(620)	-2.6%	-	0.0%
Other (expense) income, net	(20)	-0.1%	(248)	-1.0%
Loss from continuing operations before tax	(4,434)	-18.9%	(5,979)	-24.9%
Provision (benefit) for income taxes	24	0.1%	(684)	-2.8%
Loss from continuing operations	(4,458)	-19.0%	(5,295)	-22.1%

Loss from discontinued operations, net of tax	(15,936)	-67.8%	(5,919)	-24.7%

Net loss	$(20,394)	-86.8%	$(11,214)	-46.7%

Revenue, net

Revenue, net for the nine months ended September 30, 2022 decreased by $0.5 million, or 2%, to $23.5 million, compared to $24.0 million for the nine months ended September 30, 2021. The decrease in net revenue was largely driven by the NRV adjustment related to the Medicare pricing change on ThyGeNEXT® discussed previously.

Cost of revenue

Cost of revenue for the nine months ended September 30, 2022 was $10.3 million, as compared to $10.2 million for the nine months ended September 30, 2021. As a percentage of revenue, cost of revenue was approximately 44% for the nine months ended September 30, 2022 and 43% for the nine months ended September 30, 2021. The percentage increase was due to the small decrease in revenue discussed above.

Gross profit

Gross profit was approximately $13.2 million for the nine months ended September 30, 2022 and $13.8 million for the nine months ended September 30, 2021. The gross profit percentage was approximately 56% for the nine months ended September 30, 3022 and 58% for the nine months ended September 30, 2021. The decrease was a result of the NRV pricing adjustment discussed above.

Sales and marketing expense

Sales and marketing expense was approximately $7.0 million for the nine months ended September 30, 2022 and $6.9 million for the nine months ended September 30, 2021. As a percentage of revenue, sales and marketing expense increased to 30% from 29% in the comparable prior year period primarily due to the decrease in revenue.

Research and development

Research and development expense was $0.6 million for the nine months ended September 30, 2022 and $1.2 million for the nine months ended September 30, 2021. As a percentage of revenue, research and development expense decreased to 3% from 5% in the comparable prior year period.

General and administrative

General and administrative expense was approximately $8.6 million for the nine months ended September 30, 2022 and $7.4 million for the nine months ended September 30, 2021. The increase can be primarily attributed to an increase in employee compensation costs and an increase in professional fees.

Transition expense

Transition expense was approximately $0.9 million for the nine months ended September 30, 2021. In 2021, these expenses were related to one-time legal expenses and employee severance costs.

Acquisition amortization expense

During the nine months ended September 30, 2022 and September 30, 2021, we recorded amortization expense of approximately $1.0 million and $2.7 million, respectively, which is related to intangible assets associated with prior acquisitions.

Change in fair value of contingent consideration

During the nine months ended September 30 2022, there was a $0.3 million decrease in the contingent consideration liability and a $0.1 million decrease for the nine months ended September 30, 2021.

Operating loss

Operating loss from continuing operations was $3.7 million for the nine months ended September 30, 2022 as compared to $5.0 million for the nine months ended September 30, 2021. The lower operating loss was primarily attributable to the decrease in amortization expense discussed above.

Provision (benefit) for income taxes

Income tax expense was approximately $24,000 for the nine months ended September 30, 2022 which was primarily driven by minimum state and local taxes. The income tax benefit of $0.7 million for the nine months ended September 30, 2021 was related to the sale of the NOLs discussed above in the three-months section.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $15.9 million for the nine months ended September 30, 2022 and a loss from discontinued operations of approximately $5.9 million for the nine months ended September 30, 2021. The loss for the nine months ended September 30, 2022 was primarily attributed to the impairment of goodwill and intangible assets associated with the Pharma Solutions business.

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

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Loss from continuing operations (GAAP Basis)	$(1,254)	$(1,319)	$(4,458)	$(5,295)
Transition expenses	-	236	-	897
Depreciation and amortization	353	967	1,076	2,911
Stock-based compensation	501	428	1,110	1,139
Tax (benefit) expense	(11)	(714)	24	(684)
Interest accretion expense	38	106	123	375
Financing interest and related costs	230	174	620	482
Gain on DiamiR transaction	-	-	-	(235)
Mark to market on warrant liability	(3)	(71)	(71)	137
Change in fair value of note payable	206	-	46	-
Change in fair value of contingent consideration	-	-	(311)	(57)
Adjusted EBITDA	$60	$(193)	$(1,841)	$(330)

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

In October 2021, we entered into the Comerica Loan Agreement with Comerica, providing for a revolving credit facility of up to $7,500,000 (the “Credit Facility”). The Company is using the proceeds of the Credit Facility for working capital and other general corporate purposes.

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

In addition, also in October 2021, the Company entered into the BroadOak Loan Agreement with BroadOak, providing for a term loan in the aggregate principal amount of $8,000,000 (the “Term Loan”). Funding of the Term Loan took place on November 1, 2021. The Term Loan matures upon the earlier of (i) October 31, 2024 or (ii) the occurrence of a change in control, and bears interest at the rate of 9% per annum. The Term Loan is secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets and is subordinate to the Company’s $7,500,000 revolving credit facility with Comerica Bank. The Term Loan has an origination fee of 3% of the Term Loan amount, and a terminal payment equal to (i) 15% of the original principal amount of the Term Loan if the change of control occurs on or prior to the first anniversary of the funding of the Term Loan, (ii) 20% of the original principal amount of the Term Loan if the change of control occurs after the first anniversary but on or prior to the second anniversary of the funding of the Term Loan and (iii) 30% of the original principal amount of the Term Loan if the change of control occurs after the second anniversary of the funding of the Term Loan, or if the Term Loan is repaid on its maturity date. Upon receipt of the term loan, the proceeds were used to repay in full at their maturity the notes extended by Ampersand and 1315 Capital discussed above. See Note 14, Notes Payable, for more details. In May 2022, the Company issued a Convertible Note to BroadOak, pursuant to which BroadOak funded a term loan in the aggregate principal amount of $2.0 million. See Note 14, Notes Payable, for more details. The Company is using the proceeds of the Convertible Debt for general corporate purposes and working capital.

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

In January 2022, the Company’s registration statement for a rights offering filed with the Securities and Exchange Commission (SEC) became effective; however, the rights offering was subsequently terminated later in January 2022 when the Company announced that the Centers for Medicare & Medicaid Services, or CMS, issued a new billing policy whereby CMS will no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. On February 28, 2022, the Company announced that the National Correct Coding Initiative (NCCI) program issued a response on behalf of CMS stating that the January 2022 billing policy reimbursement change for ThyGeNEXT® (0245U) and ThyraMIR® (0018U) tests has been retroactively reversed to January 1, 2022. In May 2022, the Company was notified by CMS/NCCI that processing of claims for dates of service after January 1, 2022 would be completed beginning July 1, 2022. However, on June 9, 2022, the Company was notified that Novitas re-priced ThyGeNEXT® (0245U) from $2,919 to $806.59 retroactively effective to January 1, 2022. On July 20, 2022 the Clinical Diagnostic Laboratory Tests (CDLT) Advisory Panel affirmed a gapfill price for ThyGeNEXT® of $806.59. As a result of the ThyGeNEXT® pricing change, the Company reduced its net realizable value, or NRV rates for ThyGeNEXT® Medicare billing to reflect the $806.59 pricing for tests performed during the second quarter of 2022. In addition, in order to reflect the retroactive pricing change to January 1, 2022, the Company recorded an NRV adjustment of $0.7 million during the second quarter of 2022 to reduce revenue recorded during the first quarter of 2022. During July 2022, the Company began implementing cost-savings initiatives including a reduction in headcount and incidental expenses and a freeze on all non-essential travel and hiring.

On August 31, 2022, the Company closed on the sale of its Pharma Solutions business for a total purchase price of $7,000,000 ($500,000 of which has been deposited into escrow), subject to a potential post-closing working capital adjustment, In addition, we received the earnout payment of $1,043,000. See Note 4, Discontinued Operations.

For the nine months ended September 30, 2022, we had an operating loss from continuing operations of $3.7 million. As of September 30, 2022, we had cash and cash equivalents of $6.3 million, total current assets of $12.7 million, net of restricted cash, and current liabilities of $14.8 million. As of November 4, 2022, we had approximately $6.6 million of cash on hand, net of restricted cash.

During the nine months ended September 30, 2022, net cash used in operating activities was $7.4 million. The main component of cash used in operating activities was our net loss of $20.4 million, partially offset by depreciation and amortization expense of $2.2 million and non-cash impairment charges of $12.3 million. During the nine months ended September 30, 2021, net cash used in operating activities was $7.5 million. The main component of cash used in operating activities was our net loss of $11.2 million which was partially offset by non-cash expenses of $6.2 million.

During the nine months ended September 30, 2022, net cash provided from investing activities was $7.3 million, which primarily pertained to the net proceeds received from the sale of our Pharma Solutions business unit. During the nine months ended September 30, 2021, net cash used in investing activities was $0.2 million

For the nine months ended September 30, 2022, cash provided from financing activities was $3.1 million, of which $1.0 million was from the drawdown on the Revolving Line and $2.0 million was the Convertible Debt agreement entered into with BroadOak. See Note 14, Notes Payable, for more details. For the nine months ended September 30, 2021, cash provided from financing activities was $7.7 million, of which $7.4 million were the net proceeds from the Company’s secured promissory notes with Ampersand and 1315. See Note 14, Notes Payable, for more details.

We will not generate positive cash flows from operations for the year ending December 31, 2022. We intend to meet our ongoing capital needs by using our available cash and availability under the Comerica Loan Agreement, as well as through targeted margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options and other strategic alternatives. However, if we are unable to meet the financial covenants under the Comerica Loan Agreement, the revolving line of credit and notes payable will become due and payable immediately.

The Company continues to explore various strategic alternatives, dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources in order to provide additional liquidity. With the Company’s delisting of its common stock from Nasdaq in February 2021, its ability to raise additional capital on terms acceptable to the Company has been adversely impacted. There can be no assurance that the Company will be successful in obtaining such funding on terms acceptable to the Company.

Further, along with many laboratories, we may be affected by the Proposed Local Coverage Determination (“LCD”) DL39365, which was posted on June 9, 2022 and is currently under consideration by our local Medicare Administrative Contractor, Novitas Solutions, Inc. If finalized, this Proposed LCD, which governs “Genetic Testing for Oncology,” could impact the existing LCD for one of our molecular tests, PancraGEN®. If Novitas restricts coverage for PancraGEN®, our liquidity could be negatively impacted beginning in Fiscal 2023.

Our consolidated financial statements assume we will continue as a going concern. Our ability to continue as a going concern depends on having working capital for vendor payments, meeting short-term obligations on other accrued liabilities, and amongst other requirements, making interest payments on our debt obligations. Without positive operating margins and sufficient working capital and the ability to meet our debt obligations, our business will be jeopardized and we may not be able to continue in our current structure, if at all. Under these circumstances, we would likely have to consider other options, such as selling assets, raising additional debt or equity capital, cutting costs or otherwise reducing our cash requirements, or negotiating with our creditors to restructure our applicable obligations. With the proceeds received from the sale of the Pharma Solutions business, as well as the expected improvement in future operating cash flows associated with the disposition, as of the date of this filing, the Company anticipates that current cash and cash equivalents t and forecasted cash receipts would still be sufficient to meet its anticipated cash requirements through the next twelve months.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. However, inflation and supply chain disruptions, whether caused by restrictions or slowdowns in shipping or logistics, increases in demand for certain goods used in our operations, or otherwise, could impact our operations in the near term.

Critical Accounting Estimates

See Note 5, Summary of Significant Accounting Policies and Note 19, Recent Accounting Standards to the Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding newly adopted and recent accounting pronouncements. See also Note 1, Nature of Business and Significant Accounting Policies to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting policies. There have been no material changes to such critical accounting policies. We believe our most critical accounting policies include accounting for contingent consideration, revenue recognition, intangible and long-lived assets, research and development expenses and stock-based compensation expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives including that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Exchange Act the Chief Executive Officer of the Company and the Principal Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated August 31, 2022 by and among Interpace Biosciences, Inc., Interpace Pharma Solutions, Inc. and Flagship Biosciences, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2022.

3.1	Conformed version of Certificate of Incorporation of Interpace Biosciences, Inc., as amended by the Certificate of Amendment, effective January 15, 2020, and the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed January 17, 2020, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.

3.2	Amended and Restated Bylaws of Interpace Biosciences, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019.

10.1*	Shared Services Agreement, dated August 31, 2022 by and among Interpace Biosciences, Inc., Interpace Pharma Solutions, Inc. and Flagship Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2022.

10.2*	Fourth Lease Amendment (the “Amendment”) by and between Interpace Biosciences, Inc. and Saddle Lane Realty, LLC, dated as of October 31, 2022, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022.

10.3&	Severance and Consulting Agreement and General Release, dated September 30, 2022, by and between Interpace Biosciences, Inc. and Thomas Freeburg, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2022.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

+	Exhibits 32.1 and 32.2 are being furnished herewith and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference to any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

&	Denotes compensatory plan, compensation arrangement or management contract.

*	The schedules and exhibits to this Exhibit have been omitted. The Company agrees to furnish a copy of the omitted schedules and exhibits to the Securities and Exchange Commission on a supplemental basis upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2022	Interpace Biosciences, Inc.
(Registrant)

/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	/s/ Thomas Freeburg
Thomas Freeburg
(Principal Financial Officer)

