Form 10-K
period 2022-12-31
INTERPACE BIOSCIENCES, INC.
filed 2023-03-27
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $11,565,729 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 17, 2023, 4,311,414 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the Registrant’s definitive proxy statement for the 2023 annual meeting of stockholders, or Proxy Statement, or will be included in an amendment hereto, to be filed within 120 days of the end of the fiscal year ended December 31, 2022. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	we have a history of operating losses and our clinical services have generated limited revenue;

●	we expect to incur net losses for the foreseeable future and we may never achieve or sustain profitability;

●	the effect of the Coronavirus (COVID-19) pandemic which in the past has materially and adversely affected our business and financial results;

●	our expectations of future revenues, expenditures, capital or other funding requirements;

●	our reliance on Medicare reimbursement for our clinical services and our being subject to decisions of the Center for Medicare and Medicaid Services (“CMS”) regarding reimbursement and pricing of our clinical services which could have a material adverse effect on our business and financial results;

●	our ability to continue to perform, bill and receive reimbursement for our PancraGEN molecular test under the existing local coverage determination (“LCD”), given that such LCD is currently under review by Novitas Solutions, Inc. (“Novitas”), the Company’s Medicare administrative contractor;

●	our secured lenders have the right to foreclose on substantially all of our assets if we are unable to timely repay our outstanding obligations;

●	our dependence on sales and reimbursements from our clinical services for all of our revenue;

●	the ability to continue to generate sufficient revenue from our clinical service products and other products and/or solutions that we develop in the future is important for our ability to meet our financial and other targets;

●	our revenue recognition is based, in part, on our estimates for future collections which may prove to be incorrect with the changes in reimbursement rates for ThyGeNEXT® by Medicare causing us to revise our net realizable values (“NRV’s”) which will reduce revenues in future periods;

●	our ability to finance our business on acceptable terms in the future, which may limit the ability to grow our business, develop and commercialize products and services, develop and commercialize new molecular clinical service solutions and technologies;

●	our obligations to make royalty and milestone payments to our licensors;

●	our dependence on third parties for the supply of some of the materials used in our clinical services tests;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (“LDTs”), pricing of our tests and services and patient access limitations;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our being subject to the controlling interests of our two private equity investors who control, on an as-converted basis, an aggregate of 64.5% of our outstanding shares of common stock through their holdings of our Series B Preferred Stock, and this concentration of ownership along with their authority for designation rights for a majority of our directors and their right to approve certain of our actions has a substantial influence on our decisions;

●	geopolitical and other economic and political conditions or events (such as the war in Ukraine);

●	our ability to implement our business strategy; and

●	the potential impact of existing and future contingent liabilities on our financial condition.

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

In this Form 10-K, references to “we,” “our,” “us,” “Interpace” and the “Company” refer to Interpace Biosciences, Inc., including consolidated subsidiaries as of December 31, 2022.

PART I

ITEM 1.	BUSINESS

Company Overview

We are a company that provides molecular diagnostics, bioinformatics and pathology services for evaluation of risk of cancer by leveraging the latest technology in personalized medicine for improved patient diagnosis and management. We develop and commercialize genomic tests and related first line assays principally focused on early detection of patients with indeterminate biopsies and at high risk of cancer using the latest technology.

Customer Category	Types of Customers	Nature of Services
Clinical services	● Hospitals ● Physicians ● Cancer Centers ● Clinics	Clinical services provide information on diagnosis, prognosis and predicting treatment outcomes of cancers to guide patient management.
● Commercial laboratories
● Pathology groups

Our clinical services’ customers consist primarily of physicians, hospitals, cancer centers, commercial laboratories, pathology groups and clinics. Our largest customer for ThyGeNEXT® and ThyraMIR®v2 products in 2022 was Laboratory Corporation of America® or LabCorp. Our revenue channels include reimbursement by Medicare, Medicare Advantage, Medicaid, and direct client billings (for example, hospitals and clinics), and commercial payers such as Blue Cross Blue Shield, Aetna, Cigna, United Healthcare and others.

Strategic Disposition of Pharma Business

On August 31, 2022, Interpace Biosciences, Inc. (“Interpace” or the “Company”) and Interpace Pharma Solutions, Inc. (the “Subsidiary) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Flagship Biosciences, Inc. (the “Purchaser”) pursuant to which the Purchaser agreed to (i) acquire substantially all of the assets of the Subsidiary used in Subsidiary’s business of complex molecular analysis for the early diagnosis and treatment of cancer and supporting the development of targeted therapeutics (the “Business”) and (ii) assume and pay certain liabilities related to the purchased assets as set forth in the Purchase Agreement (collectively, the “Transaction”). The Transaction closed on August 31, 2022.

As consideration for the Transaction, under the Purchase Agreement, the Company received a total purchase price of approximately $6.2 million after working capital and other adjustments ($0.5 million of which was deposited into escrow), subject to the assumption by the Purchaser of certain specified liabilities. In addition, subject to the terms and conditions set forth in the Purchase Agreement, Purchaser was obligated to pay the Company an earnout of up to $2.0 million based on revenue for the period beginning September 1, 2021 and ending August 31, 2022. The Company received an earnout payment of approximately $1.0 million in September 2022 which is the fully settled amount and there will be no further earnout payments in the future.

The Purchase Agreement includes a one-year commitment of the Company not to compete with the Business, recruit or hire any former employees of the Subsidiary who accept employment with the Purchaser in connection with the Transaction, or divert or attempt to divert from Purchaser any business to be performed from any of the contracts or agreements with customers as set forth in the Purchase Agreement. The Purchase Agreement also contains customary representations and warranties, post-closing covenants and mutual indemnification obligations for, among other things, any inaccuracy or breach of any representation or warranty and any breach or non-fulfillment of any covenant.

In connection with the Transaction, on August 31, 2022, the Company, the Subsidiary and the Purchaser entered into a Shared Services Agreement (the “Shared Services Agreement”) pursuant to which Interpace agreed to provide, or cause its affiliates to provide, to the Purchaser certain services set forth in the Shared Services Agreement on a transitional basis and subject to the terms and conditions set forth in the Shared Services Agreement (the “Services”). As consideration for the Services provided by the Company, the Purchaser is paying the Company the amounts specified for each Service as set forth in the Shared Services Agreement. The Company’s obligations to provide the Services will terminate with respect to each Service as set forth in the Shared Services Agreement.

The Purchaser is identified as a related party of the Company and is an affiliate of both Ampersand 2018 Limited Partnership (“Ampersand”), a private equity investor in the Company, and BroadOak Fund V, L.P. (“BroadOak”), a secured lender to the Company. Ampersand and BroadOak have each provided equity financing to the Purchaser, collectively own a majority of the Purchaser’s outstanding equity securities and are represented on its Board of Directors.

The Company is using the remaining net proceeds of the Transaction to fund its future business activities and for general working capital purposes. As a result of the sale, the gain on sale and all operations from the Subsidiary have been classified as discontinued operations for all periods presented.

Continuing Impact of COVID-19 Pandemic

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

We continue to monitor the COVID-19 pandemic and the guidance that is being provided by relevant federal, state and local public health authorities and may take additional actions based upon their recommendations. At this time, the Biden Administration does not plan to renew the COVID-19 national and public health emergencies when they expire on May 11, which has been extended every 90 days since they were established in 2020. This decision, therefore, appears to represent a de-escalation in the way the government treats the pandemic, as well as a perception that most people have either been vaccinated or have recovered from a COVID-19 infection (or both), Despite this anticipated change in policy, COVID-19 is still with us and as the virus continues to reproduce and mutate, the Administration’s policy may need be adjusted. In any event, it is likely that we will still need to make adjustments to our operating plans in reaction to developments that are beyond our control.

Impact of the ongoing military conflict between Russia and Ukraine.

In February 2022, Russian military forces invaded Ukraine, and although the length, impact, and outcome of the ongoing war in Ukraine is highly unpredictable, this war has led, and could continue to lead, to significant market and other disruptions, including instability in financial markets, supply chain interruptions, political and social instability, and increases in cyberattacks, intellectual property theft, and espionage. We are actively monitoring the situation in Ukraine and assessing its impact on our business.

We have no way to predict the progress or outcome of the war in Ukraine or its impacts in Ukraine, Russia, or Belarus as the war, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the war, sanctions, and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. Any of the above-mentioned factors could materially adversely affect our business, financial condition, and results of operations. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

Market Overview

Global Molecular Diagnostic Market

The global molecular diagnostics market is estimated to be $23.2 billion (USD) in 2022 and is expected to grow to $30.2 billion (USD) by 2027 with a Compound Annual Growth rate or CAGR of 5.4% between 2022 and 2027, according to Markets and Markets’s Molecular Diagnostics Market report (Report Code: MD 2521, published May 2022).

The global esoteric testing market is projected to reach 36.3 billion (USD) by 2026, growing at a CAGR of 11.6% from 2022 to 2026 (Markets and Markets, Esoteric Testing Market report published June 2021, Report Code: MD 5930). We believe that the specialty molecular diagnostics market offers significant growth and strong patient value given the substantial opportunity it affords to lower healthcare costs by helping to reduce unnecessary surgeries and ensuring the appropriate frequency of monitoring. We are keenly focused on growing our test volumes; securing additional insurance coverage and reimbursement; maintaining and growing our current reimbursement; supporting revenue growth for our molecular diagnostic tests; introducing related first-line product and service extensions; and expanding our business by developing and promoting synergistic products in our markets. We also believe that BarreGEN® is a potentially significant pipeline product, and we are continuing to provide necessary resources to support the development process.

United States Clinical Oncology Market

Despite many advances in the treatment of cancer, it remains one of the greatest areas of unmet medical need According to estimates from the International Agency for Research on Cancer (IARC), by 2040 it is expected that there will be 16.3 million cancer deaths worldwide simply due to the growth and aging of the global population. Within the United States, cancer is the second most common cause of death, exceeded only by heart disease. In 2022, it is expected that there will be 1.9 million new cancer cases and almost 610,000 cancer-related deaths, or about 1,670 deaths each day. In the United States, while pancreatic cancer represents only about 3% of all new cancer cases, it is the third leading cause of cancer death. The incidence, deaths and economic loss caused by cancer are staggering. Cancer-attributed medical care costs in the United States are substantial and projected to increase dramatically by 2030 to an estimated $246 billion (USD). The following table taken from Common Cancer Types, originally published by the National Cancer Institute (Updated: May 10, 2022) shows estimated new cases and deaths in 2022 in the United States for selected major cancer types:

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

The key tactics to achieve our goals include:

●	Expanding our existing commercial products, especially PancraGEN®, ThyGeNEXT® and ThyraMIR®, focusing on personalized medicine and early intervention related to cancer risk;

●	Accelerating the clinical development and commercialization of BarreGEN®, our esophageal cancer risk classifier for Barrett’s Esophagus, working with our recently developed Key Opinion Leaders (“KOL’s”) and expanding clinical studies to seek key reimbursement support while seeking partners to collaborate with us;

●	Implementation of automation and focus on improved operating efficiencies in the clinical laboratories to provide consistent superior quality testing and reporting at reduced costs;

●	Broadening coverage and reimbursement for our clinical tests including:

○	Initiating and expanding studies to demonstrate that our tests are effective;

○	Meeting standards necessary to be consistent with leading clinical guidelines;

○	Executing by our internal managed care team;

○	Collaborating with KOL’s; and

○	Establishing payer relationship and in-network contracts serving our diagnostic customers.

●	Developing and commercializing other related first-line clinical assays and expanding our service offerings such as PanDNA®, a DNA only version of PancraGEN®, and markers for aggressive thyroid cancer;

●	Expanding our commercial sales staff rationally, while supporting our products with high quality data and studies;

●	Exploring partnering opportunities to acquire new technologies; and

●	Expanding our bioinformatics data collected (currently from over 60,000 patients), utilizing registries to improve our assays and leveraging our data with potential collaborators.

Our Service Offerings

Our business is based on demand for molecular- and biomarker-based characterization of cancers from one main sector: clinical services for physicians, hospitals and clinics.

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

Clinical services

Our clinical services business commercializes clinically useful molecular diagnostic tests and molecular pathology services. We commercialize genomic tests and related first-line assays principally focused on risk-stratification of cancer using the latest technology to help personalize medicine and improve patient diagnosis and management. Our tests and services provide mutational analysis of genomic material contained in suspicious cysts, nodules, and lesions with the goal of better informing surgery or surveillance treatment decisions in patients suspected of thyroid, pancreatic, and other cancers. The molecular diagnostic tests we offer enable healthcare providers to stratify cancer risk, helping to avoid unnecessary surgical treatment in patients at low risk, while also helping to identify patients that would benefit from surgical intervention.

Our mission is to assist healthcare providers in the diagnosis, triage, and treatment of patients through advanced diagnostics. Our laboratory is licensed pursuant to federal law under Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) and are accredited by College of American Pathologists (“CAP”) and our products are approved by New York State. We are leveraging our laboratory to refine and commercialize our assays and products. We aim to provide physicians and patients with diagnostic options for detecting genomic and other molecular alterations that are associated with gastrointestinal, endocrine, and other cancers. Our customers consist primarily of physicians, hospitals, and clinics.

We currently have five commercialized molecular diagnostic tests in the marketplace: PancraGEN®, a pancreatic cyst and pancreaticobiliary solid lesion genomic test that helps physicians better risk-stratify pancreaticobiliary cancers using our proprietary PathFinderTG® platform and full integration of clinical factors; PanDNA®, an alternate reporting option of the PathFinderTG platform, that provides physicians the “molecular only” information provided within PancraGEN; ThyGeNEXT®, an expanded oncogenic mutation panel that helps “rule-in” and “rule-out” malignancy in thyroid nodules; ThyraMIR®, used in combination with ThyGeNEXT®, which further stratifies thyroid nodules for malignancy risk utilizing a proprietary microRNA gene expression assay; and RespriDx® a genomic test that also utilizes our PathFinderTG® platform, to help physicians differentiate metastatic or recurrent lung cancer from the presence of newly formed primary lung cancer.

Gastrointestinal Cancer Products

Our current diagnostic assay, PancraGEN®, is a reporting option of our proprietary PathFinderTG® platform. This platform is designed to use advanced clinical algorithms to accurately risk-stratify patients suspected of having pancreatic cancer by assessing panels of DNA abnormalities in patients who have pancreaticobiliary lesions (cysts or solid masses). PanDNA® is a “molecular only” reporting option of PathFinderTG® and is used by physicians who prefer to perform their own integration of first-line testing results to stratify pancreatic cancer risk.

Based on the American Cancer Society Cancer 2023 Cancer Facts and Figures, pancreatic cancer is the third leading cause of cancer deaths in the U.S. (estimated) with an average five-year survival rate of 12%. PancraGEN® and PanDNA® are designed to determine the risk of malignancy in pancreatic cysts and pancreaticobiliary solid lesions, which have potential for developing into cancer. We believe that PancraGEN® is the leader in the market for integrated molecular diagnostic tests for determining risk of pancreaticobiliary malignancy. We currently estimate that the immediate addressable market for PancraGEN® is approximately 124,000 indeterminate pancreaticobiliary lesions annually or approximately $200 million annually based on the current size of the patient population and reimbursement rates. To date, PancraGEN® testing has been used in more than 64,000 clinical cases. The National Pancreatic Cyst Registry study published in Endoscopy in 2015 demonstrated that PancraGEN® more accurately determined the malignancy potential of pancreatic cysts than international consensus 2012 imaging criteria, helping to ensure that surgery is reserved for the most appropriate patients. This is important because pancreatic surgery is high-risk surgery with over 40% postoperative morbidity rates and 0%–15% postoperative mortality rates. (Ahola, et al, March 2020, doi.org/10.1177/1457496919900411) When molecular analysis is not performed, the vast majority of all pancreatic cyst surgeries are performed on cystic lesions that do not harbor malignancy.

The American Gastroenterological Association 2015 Guidelines have cautioned that many pancreatic surgeries have been performed unnecessarily for lesions that will not progress to invasive adenocarcinoma. In addition, the 2016 guidelines published by the American Society of Gastroenterology Endoscopy (ASGE) in Gastrointestinal Endoscopy included a specific recommendation for use of molecular testing in specific circumstances where other types of testing and analysis have not provided sufficient data on which to determine the best course of action for patient treatment. Accordingly, we believe that PancraGEN® provides a highly reliable diagnostic and prognostic option that can accurately stratify cancer risk in circumstances where risk of cancer is otherwise uncertain.

Endocrine Cancer Products

We currently market and sell a combination testing platform that can inform cancer risk in indeterminate thyroid nodules—those that are not clearly malignant or benign by cytology. ThyGeNEXT® is a next generation DNA and RNA sequencing oncogene and mRNA fusion panel. The markers within the ThyGeNEXT® oncogene panel provide clinical utility by informing diagnosis, prognosis, and targeted treatment guidance aligned to FDA-approved therapies for RET, NTRK, and other markers found within the panel. ThyGeNEXT® works with our second endocrine cancer diagnostic test, ThyraMIR®v2, an assay that measures the relative expression of eleven distinct microRNAs. The combined analysis of the ThyGeNEXT® and ThyraMIR®v2 test results provides highly accurate “rule-in” and “rule-out” malignancy risk guidance.

We estimate the total market for our endocrine (thyroid) cancer assays is approximately $221 million (USD) annually based on the current size of the patient population, estimated numbers of indeterminate biopsies and reimbursement rates. The mutational analysis provided by ThyGeNEXT® can help inform treatment alone when strong driver BRAF V600E-like mutations are found. However, reflex to ThyraMIR®v2 occurs approximately 85% of the time to provide a greater understanding of malignancy risk and is especially helpful when weaker drivers of malignancy, such as RAS-like mutations, are found.

Endocrinologists, ear, nose and throat (“ENT”), and other specialists evaluate thyroid nodules for possible cancer by collecting cells through Fine Needle Aspiration (“FNA”) that are then analyzed by cytopathologists to determine whether or not a thyroid nodule is cancerous. It is estimated that approximately 25% or well over 100,000 biopsies analyzed annually yield indeterminate results, meaning they cannot be diagnosed as definitely being malignant or benign by cytopathology alone. In the past, guidelines recommended that some patients with indeterminate cytopathology results undergo surgery to remove all or part of their thyroid to obtain an accurate diagnosis by looking directly at the thyroid tissue. According to a study published by Wang, et al. in 2011, in approximately 77% of these cases, the thyroid nodule proved to be benign. Current practice and guidelines, such as those from the National Comprehensive Cancer Network (“NCCN”) and American Thyroid Association (“ATA”), support use of molecular analysis for nodules with indeterminate cytology results as this testing can prove beneficial to further characterize these lesions and help support optimal patient management.

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

CLIA Certified and CAP Accredited Laboratory

Our testing is performed in our state of the art CLIA certified College of American Pathologists (“CAP”) accredited laboratory in Pittsburgh, Pennsylvania. CLIA is a federal law regulating clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. Clinical laboratories must be certified under CLIA in order to perform testing on human specimens, unless they fall within an exception to CLIA certification, such as research laboratories that test human specimens but do not report patient-specific results for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of the health of individual patients. CLIA certification is also required to be eligible to bill Federal and State healthcare programs, as well as many private third-party payers, for diagnostic testing and services. In addition, proprietary tests must also be recognized as part of an accredited program under CLIA so that they can be offered in a CLIA-certified laboratory. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. For renewal of CLIA certification, clinical laboratories are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of clinical laboratories outside of the renewal process.

Sales and Marketing

Our sales and marketing efforts consist of both direct and indirect sales channels with the efforts focused in the United States. We also have collaborative arrangements with other laboratory services companies.

Our commercialization efforts for our clinical services are currently focused on endocrine (thyroid), gastroenterologic (pancreatic) and lung cancers. Communication of our marketing messaging and value propositions is accomplished through multiple channels, including two field-based commercial sales teams of approximately 32 representatives and managers. In addition, we employ medical science liaisons (MSLs)—therapeutic specialists with advanced scientific training to aid in communicating complex scientific and medical information to leading physicians. Other channels of communication include print, digital advertising, social media, a web presence, peer-reviewed publications, and trade show exhibits. We believe that our molecular diagnostic tests provide value to payers, physicians, and patients by improving patient care and lowering healthcare costs through avoidance of unnecessary surgeries, reducing the morbidity associated with unnecessary surgeries for patients, and providing better diagnostic and prognostic insights to physicians. We support the value propositions of our tests through rigorous science that supports the analytical and clinical validity as well as clinical utility of our tests. We believe our repository of bioinformatics data accumulated from our testing is a valuable tool in developing and refining our analytics while also potentially being an even more valuable tool in the future.

We also communicate to payers, integrated delivery systems and hospital systems about our molecular diagnostic tests’ value through highly trained professionals who are experienced in reimbursement and business-to-business selling and through face-to-face meetings, phone calls, digital communications and advisory boards. We develop health economic analyses and budget impact models and incorporate these along with our clinical validation studies, and clinical utility studies to demonstrate our molecular diagnostic tests’ value to this distinct and important constituency.

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

Specifically, in regard to our thyroid diagnostic tests, Veracyte, Inc., or Veracyte, has a molecular thyroid nodule cancer diagnostic test (Afirma) that is the current market leader and competes with our ThyGeNEXT® and ThyraMir®v2 tests. Quest Diagnostics Incorporated, or Quest, currently offers a diagnostic test similar to the earlier version of our ThyGeNEXT® test and announced an agreement to distribute the Afirma test in partnership with Veracyte. CBLPath, Inc., or CBL, offers ThyroSeq®, a diagnostic test that analyzes genetic alterations using next-generation sequencing. In addition, other thyroid based endocrine competitors include Accelerate Diagnostics, Inc., or other companies we are not aware of.

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

Research and Development

We conduct our research and development activities at our CLIA-certified and CAP-accredited laboratory in Pittsburgh, Pennsylvania. Our research and development efforts primarily focus on providing data and analyses necessary to support and improve our existing products on the market. Additionally, our research and development activities provide product line extension of our existing products as well as new product opportunities utilizing our proprietary platforms and extensive bioinformatics repositories and data bases.

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

Our research and development costs are primarily clinical costs and were approximately $0.7 million and $1.5 million in 2022 and 2021, respectively.

We continue to generate and publish clinical evidence related to our key products, including ThyGeNEXT® and ThyraMIR®v2 and PancraGEN® as well as our pipeline product, BarreGEN®.

Clinical Evidence

●	The first manuscript reporting the clinical performance of ThyGeNEXT® and ThyraMIR® tests was accepted in July 2020 in the Diagnostic Cytopathology (Lupo M et al. Diagnostic Cytopathology. 2020; DOI: 10.10001/dc.24564.)

Intellectual Property

Patents, trademarks and other proprietary rights are important to us. We generate our own intellectual property portfolio and hold numerous patents and patent applications covering our existing and future products and technologies. As of December 31, 2022, we owned seven issued United States Patents. The U.S. patents are directed to, amongst other things, methods of measuring carcinoembryonic antigen in a biological sample; methods for treating subject with a high risk of disease progression from Barrett’s metaplasia to esophageal adenocarcinoma; and methods of treating a subject identified with a papillary thyroid carcinoma. As of December 31, 2022, we owned three issued patents outside of the United States, one each in Australia, Japan, and Israel. As of December 31, 2022, we owned two pending patent applications in the United States. Provided all maintenance fees and annuities are paid, our issued United States patents expire from 2031 through 2034, our foreign patents expire in 2031, and our pending patent applications, if issued, are expected to expire between 2027 and 2038, absent any disclaimers, adjustments or extensions. Our patents are directed to certain of the technologies relating to detecting, diagnosing, and classifying thyroid tumors, pancreatic cysts and other forms of gastrointestinal disorders, such as Barrett’s esophagus.

In addition to our own molecular diagnostic test development efforts, we are currently using, and intend to use in the future, certain tests and biomarkers that have been developed by third parties or by us in collaboration with third parties. While a significant amount of intellectual property in the field of molecular diagnostic tests is already in the public domain, ThyraMIR®v2, ThyGeNEXT®, and some of the future tests developed by us, or by third parties on our behalf for use in our tests, may require, that we license the right to use certain intellectual property from third parties and pay customary royalties or make one time payments.

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

We rely on a combination of trade secrets and proprietary processes to protect our intellectual property. We enter into non-disclosure agreements with certain vendors and suppliers to attempt to ensure the confidentiality of our intellectual property. We also enter into non-disclosure agreements with our customers. In addition, we require that all our employees sign confidentiality and intellectual property assignment agreements.

Raw Material and Suppliers

We procure reagents, equipment and other materials that we use to perform our tests from sole suppliers. We also purchase components used in our collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. Our most significant suppliers for reagents and supplies include Thermo Fisher Scientific Inc., Illumina, Inc., Qiagen N.V., and F. Hoffmann-La Roche AG. While we have developed alternate sourcing strategies for most of these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. If these suppliers can no longer provide us with the materials we need to perform the tests and for our collection kits, if the materials do not meet our quality specifications or are otherwise unusable, if we cannot obtain acceptable substitute materials, or if we elect to change suppliers, an interruption in test processing could occur, we may not be able to deliver patient reports and we may incur higher one-time switching costs. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supply were available. If our test volume decreases or we switch suppliers, we may hold excess lab supplies with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new test, we may experience supply issues as we ramp test volume.

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

Regulations over Our Clinical Laboratory

The conduct and provision of our services are regulated under the CLIA. CLIA requires us to maintain Federal certification. CLIA imposes requirements relating to test processes, personnel qualifications, facilities and equipment, recordkeeping, quality assurance and participation in proficiency testing. CLIA compliance and certification are also a condition for participation by clinical laboratories in the Medicare Program and for eligibility to bill for services provided to governmental healthcare program beneficiaries. As a condition of CLIA certification, our laboratory is subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is typically conducted by a State agency, or, if the laboratory is accredited, a CMS-approved accreditation organization. Potential sanctions for failure to meet these certification, accreditation and licensure requirements include suspension, revocation or limitation of a laboratory’s CLIA certification, accreditation or license, which is necessary to conduct business, cancellation or suspension of the laboratory’s ability to receive Medicare or Medicaid reimbursement, as well as imposition of plans to correct deficiencies, injunctive actions and civil monetary and criminal penalties. The loss or suspension of a CLIA certification, imposition of a fine or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) could harm our business.

In addition to CLIA requirements, we participate in the accreditation program of the College of American Pathologists (“CAP”). Under CMS requirements, accreditation by CAP is sufficient to satisfy the requirements of CLIA. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our tests and the results of our operations.

In addition to CLIA certification, we are required to hold state licenses in certain states. Some state licensing requirements differ from federal regulation and may impose additional or different requirements. CLIA does not preempt state laws that are more stringent. If we were to lose our CLIA certification, CAP Accreditation, or required state licenses for our laboratory, whether as a result of revocation, suspension or limitation, we would no longer be able to provide our services, which would have a material adverse effect on our business, financial condition and results of operations.

Our laboratory is also subject to licensing and regulation under Federal, State and local laws relating to hazard communication and employee right-to-know regulations, and the safety and health of laboratory employees. Additionally, our laboratory is subject to applicable Federal and State laws and regulations and licensing requirements relating to the handling, storage and disposal of hazardous waste and laboratory specimens, including the regulations of the Environmental Protection Agency, the Department of Transportation, and the National Fire Protection Agency. The regulations of the United States Department of Transportation, Public Health Service and Postal Service apply to the surface and air transportation of laboratory specimens. Typically, we use outside vendors who are contractually obligated to comply with applicable laws and regulations to dispose of hazardous waste. These vendors are licensed or otherwise qualified to handle and dispose of such waste.

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

Historically, the FDA has exercised enforcement discretion over most LDTs. However, in July 2014, the FDA issued two draft guidance documents: “Framework for Regulatory Oversight of Laboratory Developed Tests,” which provided an overview of how the FDA would regulate LDTs through a risk-based framework, and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests,” which described how FDA would implement a proposed notification process applicable to LDT manufacturers, including adverse event reporting.

On January 13, 2017, the FDA released a discussion paper on LDTs which outlined a substantially-revised approach for regulating LDTs. According to the 2017 discussion paper, previously marketed LDTs would not be expected to comply with most or all FDA oversight requirements (grandfathering), except for adverse event and malfunction reporting. In addition, certain new and significantly modified LDTs would not be expected to comply with pre-market review unless the agency determines certain tests could lead to patient harm. Since many LDTs currently on the market would be grandfathered in, pre-market review of new and significantly modified LDTs could be phased-in over a four-year period, as opposed to the nine years proposed in the Framework for Regulatory Oversight draft guidance. In addition, tests introduced after the effective date, but before their phase-in date, could continue to be offered during pre-market review.

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

Despite the regulatory approaches proposed over the past decade, FDA continues to exercise enforcement discretion over most LDTs. If FDA ceases to exercise enforcement discretion over LDTs, failure to comply with applicable requirements could result in warning letters, civil monetary penalties, injunctions, criminal prosecution, recall or seizure, operating restrictions, partial suspension or total shutdown of operations, and denial of or challenges to applications for clearance or approval, as well as significant adverse publicity.

Regulatory and legislative proposals have been introduced alongside FDA’s regulatory proposals. In March 2017, members of Congress posted a discussion draft of “The Diagnostics Accuracy and Innovation Act” (DAIA). The discussion draft included language that, if enacted, would have established a new regulatory framework for the oversight of in vitro clinical tests (“IVCTs”) which include LDTs. In March 2020, members of Congress introduced “The Verifying Accurate, Leading-edge IVCT Development (VALID) Act.” This bill was re-introduced in substantially similar forms over the years, and, most recently in December 2022, as part of the as part of the Food and Drug Omnibus Reform Act of 2022 (“FDORA”). Under the most recent version of the VALID Act, a risk-based approach would be used to regulate IVCTs while grandfathering many existing IVCTs. Each test will be classified as high-risk, moderate-risk, or low-risk. Pre-market review will be required for high-risk tests. To market a high-risk IVCT, reasonable assurance of analytical and clinical validity for the intended use must be established. Under VALID, a precertification process would be established which will allow a laboratory to establish that the facilities, methods, and controls used in the development of certain IVCTs meet quality system requirements. If pre-certified, IVCTs falling within the scope of a certification order will not be subject to pre-market review. The new regulatory framework will include quality control and post-market reporting requirements. The FDA will have the authority to withdraw from the market IVCTs if it is reasonable possible that such tests will cause serious adverse health consequences (among other criteria). Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, such as fines, product suspensions, warning letters, recalls, injunctions and other civil and criminal sanctions.

While the VALID Act was not ultimately included in the version of FDORA that was incorporated into the Consolidated Appropriations Act, 2023, it may be re-introduced in the future. In the absence of legislative action, some have speculated that the FDA may attempt to regulate LDTs on their own (e.g., via notice and comment rulemaking), which is likely to continue to be met with resistance by certain sections of industry. We cannot predict if this (or any other bill) will be enacted in its current (or any other) form and cannot quantify the effect of such proposals on our business.

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

In addition to the Anti-Kickback Statute, the U.S. enacted the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (SUPPORT Act). EKRA is an all-payer anti-kickback law that makes it a criminal offense to pay any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory. Although it appears that EKRA was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written. The term “laboratory” is defined broadly and without reference to any connection to substance use disorder treatment. EKRA is a criminal statute and violations can result in fines of up to $200,000, up to 10 years in prison, or both, per violation. As drafted, EKRA does not clearly protect incentive compensation to sales employees, a practice that is common in the industry. The government has not issued or proposed regulations or other guidance interpreting EKRA.

Several other healthcare fraud and abuse laws could have an effect on our business. For example, provisions of the Social Security Act permit Medicare and Medicaid to exclude an entity that charges the federal healthcare programs substantially in excess of its usual charges for its services. The terms “usual charge” and “substantially in excess” are ambiguous and subject to varying interpretations. Further, the Federal False Claims Act, discussed in more detail below, prohibits a person from knowingly submitting a claim, making a false record or statement in order to secure payment or retaining an overpayment by the federal government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the plaintiff succeeds in obtaining redress without the government’s involvement, then the plaintiff will receive a percentage of the recovery. Penalties under the federal False Claims Act can include up to three times the damages sustained by the federal program and up to about $12,000 and $26,000 per claim (these per-claim penalties are adjusted for inflation from time to time). Further, numerous states have enacted state false claims acts that apply to state government programs. Finally, the Social Security Act includes its own provisions that prohibit the filing of false claims or submitting false statements in order to obtain payment. Violation of these provisions may result in fines, imprisonment or both, and possible exclusion from Medicare or Medicaid programs.

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

Persons or entities found to violate the Stark Law are required to refund any payments received pursuant to a referral prohibited by these laws to the patient, or the Medicare program, as applicable. Sanctions for a violation of the Stark Law include the following:

●	denial of payment for the services provided in violation of the prohibition;

●	refunds of amounts collected by an entity in violation of the Stark Law;

●	a civil penalty of up to $27,750 for each service arising out of the prohibited referral;

●	possible exclusion from federal healthcare programs, including Medicare and Medicaid; and

●	a civil penalty of up to $185,009 against parties that enter into a scheme to circumvent the Stark Law’s prohibition.

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

HIPAA, Fraud and Privacy Regulations

The Federal government’s efforts to combat fraud in the healthcare setting were consolidated and strengthened under Public Law 104-191, the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA aimed to combat fraud committed against all health plans, both public and private by, among other things creating two new Federal offenses: healthcare fraud (18 U.S. Code § 1347) and false statements relating to healthcare matters (18 U.S. Code § 1035). These provisions prohibit: (1) the knowing and willful execution, or attempted execution, of a scheme or artifice (a) to defraud any healthcare benefit program (including private payers), or (b) to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, in connection with the delivery of or payment for healthcare benefits, items, or services; and (2) the knowing and willful (a) falsification, concealment or covering up of a material fact by any trick, scheme or device, or (b) making of any materially false, fictitious or fraudulent statement or representation, or making or using any materially false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items or services. A violation of these provisions is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs.

HIPAA, along with the Health Information Technology for Economic and Clinical Health Act (HITECH) and the various regulations promulgated thereunder, also establish uniform standards governing the conduct of certain electronic healthcare transactions and the security and privacy of individually identifiable health information maintained or transmitted by certain healthcare providers, health plans and healthcare clearinghouses, which are referred to as “covered entities,” as well as individuals or entities to the extent they perform health care operations functions as a “business associate” for or on behalf of a covered entity. The regulations promulgated under HIPAA governing covered entities and business associates include the following subparts: “Privacy of Individually Identifiable Health Information”, which establishes conditions for the permissible use and disclosure of certain individually identifiable health information by covered entities and establishes certain rights of individuals who are the subject of such information (45 C.F.R. §§ 164.500, et seq.); “Administrative Requirements”, which establishes electronic standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures (45 C.F.R. §§ 162.100, et seq.); “Security Standards for the Protection of Electronic Protected Health Information”, which requires covered entities and their business associates to implement and maintain certain security measures to safeguard certain electronic health information (45 C.F.R. §§ 164.302, et seq.); and “Breach Notification”, which requires covered entities and their business associates to provide certain notifications to affected individuals, HHS and relevant media outlets following a breach of unsecured protected health information (PHI) (45 C.F.R. §§ 164.400, et seq.). As a covered entity, and also in our capacity as a business associate to certain of our customers, we are subject to these standards. We may also be liable for violations of HIPAA by any individual or entity, which may include a business associate that is acting as our agent under the federal common law of agency. While the government intended this legislation to reduce administrative expenses and burdens for the healthcare industry, our compliance with certain provisions of these standards entails significant costs for us and requires us to follow specific policies and procedures when we use and disclose individually identifiable health information. If we are found to be in violation of HIPAA, HITECH, or their respective implementing regulations, we may be subject to potentially significant penalties, including civil and criminal penalties, damages and fines, and may incur damage to our reputation. Such enforcement actions could have an adverse effect on our business.

In addition to Federal regulations issued under HIPAA and HITECH, many States and foreign jurisdictions have enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA. In those cases, it may be necessary to modify our planned operations and procedures to comply with the more stringent laws as HIPAA and HITECH do not supersede State laws to the extent such State laws are broader in scope, impose more stringent requirements for individually identifiable health information, or give individuals more rights with respect to their individually identifiable health information. If we fail to comply with applicable State or foreign laws, rules, or regulations, we could be subject to additional sanctions or other liabilities under those laws, rules, and regulations.

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

The PPACA has also been subject to challenges in the courts; however, the U.S. Supreme Court upheld the law in 2021.

Further changes to the PPACA remain possible, although the Biden Administration has signaled that it plans to build on the Affordable Care Act and expand the number of people who are eligible for subsidies under it. President Biden has used executive orders to undo changes to the PPACA made by the Trump administration and indicated he would advocate for legislation to build on the PPACA. It is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the PPACA, the Medicare and Medicaid programs, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

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

We generally bill third-party payers and individual patients for testing services on a test-by-test basis. Third-party payers include Medicare, private insurance companies, institutional direct clients and Medicaid, each of which has different billing requirements. Medicare reimbursement programs are complex and often ambiguous, and are continuously being evaluated and modified by CMS. Our ability to receive timely reimbursements from third-party payers is dependent on our ability to submit accurate and complete billing statements, and/or correct and complete missing and incorrect billing information. Missing and incorrect information on reimbursement submissions slows down the billing process and increases the aging of accounts receivable. We must bill Medicare directly for tests performed for Medicare patients and must accept Medicare’s fee schedule for the covered tests as payment in full. State Medicaid programs are generally prohibited from paying more than the Medicare fee schedule. Through February 2021, we were contracted with XIFIN, Inc. (“XIFIN”), a healthcare billing services management company, to work with our in-house staff and help manage our third-party billing. In early March 2021, we expanded our relationship with XIFIN to deploy XIFIN’s revenue cycle management solution enterprise-wide to support all of our diagnostics testing services. During January 2022, the Company became aware that CMS issued a new billing policy whereby CMS would no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. In February 2022, the Company announced that this billing policy determination by CMS had been changed retroactively to January 1, 2022. As a result, the Company will continue billing for both tests according to its LCD as originally set by Novitas. Effective January 1, 2023, the gapfill price for ThyGeNEXT® was set at $1,266.07.

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

The Coronavirus Aid, Relief, and Economic Security (CARES) Act, as amended by the Protecting Medicare and American Farmers from Sequester Cuts Act, revised payment reductions and the data reporting schedule for approved Clinical Diagnostic Laboratory Tests (“CDLTs”) that are not ADLTs. Under these laws, the next data reporting period is January 1, 2023 through March 31, 2023, and will be based upon the data collected during the January 1, 2019 to June 30, 2019 period. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2018 through 2020 and to 15% per test per year in each of the years 2023 through 2025. Payments will not be reduced for 2021 or 2022 for CDLTs.

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

Historically, most Medicare and Medicaid beneficiaries were covered under the traditional Medicare and Medicaid programs administered by the federal government. Reimbursement from traditional Medicare and Medicaid programs represented approximately 45% of our consolidated net revenues during 2022. Over the last several years, the federal government has continued to expand its contracts with private health insurance plans for Medicare beneficiaries and has encouraged such beneficiaries to switch from the traditional programs to the private programs, called “Medicare Advantage” programs. There has been growth of health insurance providers offering Medicare Advantage programs and of beneficiary enrollment in these programs. Commercial health plans that might not cover one or all of our tests for their commercially insured members are required to follow the Novitas LCD coverage policy for their Medicare Advantage members. To the extent we maintain the LCD coverage policies with Novitas for our products, any shift of members from traditional Medicare to Medicare Advantage plans doesn’t represent a risk of lost revenue. In recent years, in an effort to control costs, states also have mandated that Medicaid beneficiaries enroll in private managed care arrangements.

The current position of our laboratory is that it does not meet the definition of an “Applicable Manufacturer” under the “Sunshine Act” section of PPACA and therefore is not subject to the disclosure or tax requirements contained in PPACA. However, as new regulations are implemented and diagnostic tests reclassified, this may change and the laboratory business may be subject to PPACA as are other companies. There is no guarantee that our interpretation of the law is now or will be in the future consistent with government guidance and interpretation.

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

In January 2022, the Company announced that CMS issued a new billing policy whereby CMS will no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. On February 28, 2022, the Company announced that the National Correct Coding Initiative (NCCI) program issued a response on behalf of CMS stating that the January 2022 billing policy reimbursement change for ThyGeNEXT® (0245U) and ThyraMIR® (0018U) tests has been retroactively reversed to January 1, 2022. CMS is currently reimbursing the Company for one of its two thyroid tests, and has agreed to retroactively reimburse for the second test once they have completed their internal administrative adjustments. We have been notified by CMS/NCCI that processing of claims for dates of service after January 1, 2022 will be completed beginning July 1, 2022. As of the date of this filing, the Company has no remaining outstanding collections regarding this matter and is fully up to date with CMS. Effective January 1, 2023, the gapfill price for ThyGeNEXT® was set at $1,266.07.

Reporting Segments

We operate under one segment which is the business of developing and selling diagnostic clinical services.

Employees

As of February 28, 2023, we had approximately 94 full time employees and 94 total employees. We are not party to a collective bargaining agreement with any labor union.

Corporate Information

We were originally incorporated in New Jersey in 1986 and began commercial operations as PDI, Inc., a contract sales organization or CSO in 1987. In connection with PDI, Inc.’s initial public offering, it reincorporated in Delaware in 1998. In 2015 the CSO business and assets were sold, and we operated our molecular diagnostics business as Interpace Diagnostics Group, Inc. (IDXG). We conduct our business through our wholly-owned subsidiaries, Interpace Diagnostics, LLC, which was formed in Delaware in 2013 and Interpace Diagnostics Corporation (formerly known as RedPath Integrated Pathology, Inc.), which was formed in Delaware in 2007, On November 12, 2019, we changed the name of Interpace Diagnostics Group, Inc. to Interpace Biosciences, Inc. Our executive offices are located at Morris Corporate Center 1, Building C, 300 Interpace Parkway, Parsippany, New Jersey 07054. Our telephone number is (855) 776-6419.

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

The Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Certificate of Designation”) provides that each share of Series B Preferred Stock is convertible, at any time and from time to time, at the option of the holder into a number of shares of our common stock equal to dividing the amount equal to the greater of the stated value of $1,000 of such Series B Preferred Stock, plus any dividends declared but unpaid thereon, or such amount per share as would have been payable had each such share been converted into our common stock immediately prior to a liquidation, by six dollars ($6.00) (subject to adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization affecting such shares). The aggregate number of shares of our common stock that may be issued through conversion of the currently outstanding Series B Preferred Stock is 7,833,334 shares (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares). On any matter presented to our stockholders for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series B Preferred Stock will be entitled to cast the number of votes equal to the number of whole shares of our common stock into which the shares of Series B Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the Certificate of Designation, holders of Series B Preferred Stock will vote together with the holders of common stock as a single class and on an as-converted to common stock basis.

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

The holders of our Series B Preferred Stock have preferential rights with respect to distributions upon a liquidation or sale of the Company, including certain business combinations or sales of assets deemed to be a liquidation. Accordingly, no distributions upon liquidation may be made to the holders of common stock until the holders of the Series B Preferred Stock have been paid their liquidation preference. As a result, it is possible that, on a liquidation event (including a sale of the Company) and depending on the price thereof, all amounts available for the holders of equity of the Company would be paid to the holders of Series B Preferred Stock, and that the holders of common stock would not receive any payment.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

●	We face substantial risks due to our operating history of net losses, negative working capital and insufficient cash flows, and lack of liquidity to pay our current obligations and if we are unable to continue our business, our shares may have little or no value.

●	Our results of operations have been adversely affected and, in the future, could be materially adversely impacted by the COVID-19 virus.

●	The war between Russia and Ukraine could materially adversely affect our business, results of operations, and financial condition.

●	We have a history of operating losses, and our clinical services have generated limited revenue. We may continue to incur net losses for the foreseeable future and may never achieve or sustain profitability.

●	Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, including those we do business with, could adversely affect our operations and liquidity.

●	We depend on sales and reimbursements from our clinical services for all of our revenue, and we will need to generate sufficient revenue from these and other products and/or solutions that we develop or acquire to grow our business.

●	We rely on third-parties to process and transmit claims to payers for our clinical services, and any delay in processing or transmitting could have an adverse effect on our revenue and financial condition.

●	Due to how we recognize revenue, our quarterly revenue and operating results are likely to fluctuate.

●	A deterioration in the collectability of our accounts receivable could have a material adverse effect on our business, financial condition and results of operations.

●	If we are unable to timely repay our outstanding obligations, our secured lenders will have the right to foreclose on our assets.

●	Two private equity firms and their affiliates’ control, on an as-converted basis, an aggregate of 64.5% of our outstanding shares of common stock through their holdings of our Series B Preferred Stock, which has a liquidation preference in the event of a sale of the Company, and this concentration of ownership along with their authority for designation rights for a majority of our directors and their right to approve certain of our actions has a substantial influence on our decisions.

●	Billing for our clinical services tests is complex, and we must dedicate substantial time and resources to the billing process to be paid for our clinical services tests.

●	We depend on a few payers for a significant portion of our revenue for our clinical services, and if one or more significant payers, including CMS, stops providing reimbursement or decreases the amount of reimbursement for our tests, or if we are unable to successfully negotiate additional reimbursement contracts for our clinical services tests, our revenue could decline and our commercial success could be compromised.

●	We may experience a reduction in revenue if physicians or patients decide not to order our clinical services tests.

●	Our profitability will be impaired by our obligations to make royalty and milestone payments to our licensors for our clinical services tests.

●	We rely on sole suppliers for some of the materials used in our tests and services, and we may not be able to find replacements or transition to alternative suppliers in a timely manner.

●	If the FDA changes its enforcement policy as to LDTs or disagrees with our position that our clinical services tests are LDTs covered by the FDA’s current enforcement discretion policy, we could be subject to a number of enforcement actions, any of which could have a material adverse effect on our clinical services and/or incur substantial costs and delays associated with trying to obtain pre-market clearance or approval and comply with applicable post-market requirements.

●	The loss of members of our senior management team or our inability to attract and retain key personnel could adversely affect our business.

●	If we are unable to compete successfully in the markets our clinical services operate in, we may be unable to increase or sustain our revenue or achieve profitability.

●	If we fail to comply with federal, state and foreign laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.

●	Legislation reforming the U.S. healthcare system may have a material adverse effect on our financial condition and operations.

●	A failure to comply with federal and state laws and regulations pertaining to our payment practices could result in substantial penalties.

●	If we do not increase our revenues and successfully manage the size of our operations, our business, financial condition and results of operations could be materially and adversely affected.

●	The delisting of our common stock from Nasdaq and subsequent trading on OTCQX® has adversely affected our common stock and business and financial condition.

●	The risks associated with penny stock classification could affect the marketability of the Company’s common stock and stockholders could find it difficult to sell their shares.

●	If we are unable to maintain and implement effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

Risks Related to our Business

We face substantial risks due to our operating history of net losses, negative working capital and insufficient cash flows, and lack of liquidity to pay our current obligations and if we are unable to continue our business, our shares may have little or no value.

Our ability to become a profitable operating company is dependent upon our ability to generate revenues and/or obtain financing adequate to support our cost structure.

For the fiscal year ended December 31, 2022, we had an operating loss from continuing operations of $3.6 million. As of December 31, 2022, we had cash and cash equivalents of $4.8 million and current liabilities of $14.3 million. The Company must fund its operating deficit until a sustainable level of revenue is achieved. We may need to attempt to raise additional equity capital by selling shares of common stock or other dilutive or non-dilutive means, if necessary. However, investing in our securities may be an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

Our results of operations have been adversely affected and, in the future, could be materially adversely impacted by the COVID-19 virus.

The continuing impact that the COVID-19 virus will have on our operations, including duration, severity and scope, remains highly uncertain and cannot be fully predicted at this time. Such impact is a function of the scope of any new virus mutations and outbreaks, the nature of government public health guidelines and the public’s adherence to those guidelines, the rate of individuals becoming fully vaccinated, the public’s adherence to guidelines to receive booster shots, the success of business and economic recovery as the pandemic recedes, unemployment levels, the extent to which new shutdowns may be needed and the impact of any further government economic relief on the U.S. economy. The coronavirus may continue to spread globally, adversely affecting global economies and financial markets, has and may materially and adversely impact our operations including, without limitation, the functioning of our laboratory, the availability of supplies including reagents, demand for our services and travel, customer demand and employee health and availability. While we believe we have generally recovered from the adverse impact that the COVID-19 pandemic had on our business during 2020, we believe that the COVID-19 virus could continue to adversely impact our results of operations, cash flows and financial condition in the future. At this time, the Biden Administration does not plan to renew the COVID-19 national and public health emergencies when they expire on May 11, which has been extended every 90 days since they were established in 2020. This decision, therefore, appears to represent a de-escalation in the way the government treats the pandemic, as well as a perception that most people have either been vaccinated or have recovered from a COVID-19 infection (or both), Despite this anticipated change in policy, COVID-19 is still with us and as the virus continues to reproduce and mutate, the Administration’s policy may need be adjusted. In any event, it is likely that we will still need to make adjustments to our operating plans in reaction to developments that are beyond our control.

The war between Russia and Ukraine could materially adversely affect our business, results of operations, and financial condition.

In February 2022, Russian military forces invaded Ukraine, and although the length, impact, and outcome of the ongoing war in Ukraine is highly unpredictable, this war has led, and could continue to lead, to significant market and other disruptions, including instability in financial markets, supply chain interruptions, political and social instability, and increases in cyberattacks, intellectual property theft, and espionage. We are actively monitoring the situation in Ukraine and assessing its impact on our business.

We have no way to predict the progress or outcome of the war in Ukraine or its impacts in Ukraine, Russia, or Belarus as the war, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the war, sanctions, and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. Any of the above-mentioned factors could materially adversely affect our business, financial condition, and results of operations. Any such disruptions may also magnify the impact of other risks described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, including those we do business with, could adversely affect our operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver.

Our access to our cash and cash equivalents and our ability to access bank financing in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire or take down financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents or our ability to access bank financing could adversely impact our ability to meet our operating expenses and result in breaches of our contractual obligations which could have material adverse impacts on our operations and liquidity.

We have a history of operating losses, and our clinical services have generated limited revenue. We may continue to incur net losses for the foreseeable future and may never achieve or sustain profitability.

Although we expect our revenue to grow in the future, there can be no assurance that we will achieve revenue sufficient to offset expenses. Over the next several years, we expect to continue to devote resources to increase adoption of, and reimbursement for, our clinical services tests and assays and to use our bioinformatics data to develop and enhance our clinical services products and services, and (ii) develop and acquire additional products and services. However, our business may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could have a material adverse effect on our business, financial condition and results of operations, as well as cause the market price of our common stock to decline.

Our quarterly and annual revenues and operating results may vary which may cause the price of our common stock to fluctuate.

Our quarterly and annual operating results may vary as a result of a number of factors, including:

●	uncertainty of cash collections which could impact or affect net realizable values of sales of our tests and services;

●	inability of our laboratory to perform tests;

●	progress or lack of progress in developing and commercializing tests and services;

●	favorable or unfavorable decisions about our tests or services or reimbursement rates from government regulators, insurances companies, customers, or other third party payers;

●	the commencement, delay, cancellation or completion of sales and marketing programs;

●	timing and amount of expenses for implementing new programs and accuracy of estimates of resources required for ongoing programs;

●	adoption of and coverage and reimbursement for our tests;

●	changes in our relationships with key collaborators, suppliers, customers and third parties;

●	fluctuations in net revenue due to changes in the valuation of our patient accounts;

●	periodic stock-based compensation and awards;

●	mark to market fluctuations in the valuation of our warrant liabilities;

●	changes in valuation for contingent consideration related to acquired assets;

●	fluctuations in R&D, business development and spending for clinical trials;

●	timing and integration of any acquisitions; and

●	changes in regulations related to diagnostics, pharmaceutical, biotechnology and healthcare companies.

We believe that quarterly, and in certain instances annual, comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Fluctuations in quarterly and annual results could materially and adversely affect the market price of our common stock in a manner unrelated to our long-term operating performance.

We depend on sales and reimbursements from our clinical services for all of our revenue, and we will need to generate sufficient revenue from these and other products and/or solutions that we develop or acquire to grow our business.

All of our revenue is derived from our clinical services business. We have molecular diagnostics tests and complimentary service extensions that are in development, but there can be no assurance that we will be able to successfully commercialize or sufficiently increase revenues from those tests. If we are unable to increase sales of our molecular diagnostic tests, expand reimbursement for these tests, or successfully develop and commercialize other molecular diagnostic tests, our revenue and our ability to achieve and sustain profitability would be impaired, and this could have a material adverse effect on our business, financial condition and results of operations, and the market price of our common stock could decline.

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

We adopted Financial Accounting Standards Board (“FASB”) ASC 606 2014-09, “Revenue from Contracts with Customers (Topic 606)” (or “ASC 606”) effective January 1, 2018. As of this date, all revenue is recognized on the accrual basis, based upon actual collection histories for tests and services and respective payers or payer groups. Due to this change in accounting and the estimations required under ASC 606, our quarterly revenue and operating results are likely to fluctuate. As we recognize revenue from payers under ASC 606, we may subsequently determine that certain judgments underlying estimated reimbursement change, or that the estimates we used at the time we accrued such revenue vary materially from the actual reimbursements subsequently realized, and our financial results could be negatively impacted in future quarters.

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

Our business is not currently operating on a cash flow breakeven or positive basis, and as a result, we may need to finance our business in the future through collaborations, equity offerings, debt financings, licensing arrangements or other dilutive or non-dilutive means. On January 7, 2021, we entered into promissory notes (“Notes”) with our two private equity investors in the aggregate amount of $5 million with a maturity date of June 30, 2021 which were secured by all of our assets. In October 2021, the Company entered into a $7.5 million revolving credit facility with Comerica Bank (“Comerica”). In addition, also in October 2021, the Company entered into an $8.0 million term loan with BroadOak Fund V, L.P. (“BroadOak”), the proceeds of which were used to repay in full at their maturity the Notes extended by our two private equity investors. The BroadOak loan agreement contains affirmative and negative restrictive covenants, including restrictions on certain mergers, acquisitions, investments and encumbrances which could adversely affect our ability to conduct our business. The BroadOak loan agreement also contains customary events of default. The Comerica loan agreement contains affirmative and negative restrictive covenants that are applicable whether or not any amounts are outstanding under the Comerica loan agreement. These restrictive covenants, which include restrictions on certain mergers, acquisitions, investments, encumbrances, etc., could adversely affect our ability to conduct our business. The Comerica loan agreement also contains financial covenants requiring specified minimum liquidity and minimum revenue thresholds and also contains customary events of default. In May 2022, the Company issued a Convertible Note to BroadOak, pursuant to which BroadOak funded a term loan in the aggregate principal amount of $2 million. In August 2022, the Convertible Note was converted into a subordinated term loan and was added to the outstanding BroadOak loan balance discussed above.

We will need additional funding to repay the Comerica and BroadOak borrowings, which have maturity dates of September 2023 and October 2024, respectively, as well as to continue operations. Additional funding may not be available to us on acceptable terms, or at all. If we seek to raise funds by issuing additional equity securities, dilution to our stockholders could result. Any public offering of equity securities must be approved by the holders of our Series B Preferred Stock who are our private equity investors. In addition, we are currently ineligible to use a Form S-3 shelf registration statement. If we are unable to timely repay the Comerica and BroadOak borrowings when due, Comerica and BroadOak will have the right to foreclose on our assets (BroadOak being subordinated to Comerica). The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, limitations on our ability to enter into mergers or acquisition of assets, and other operating restrictions that could adversely affect our ability to conduct our business.

If we are unable to timely repay our outstanding obligations, our secured lenders will have the right to foreclose on our assets.

In October 2021, the Company entered into a $7.5 million revolving credit facility with Comerica and an $8.0 million term loan with BroadOak, which are secured by all of our assets and have maturity dates of September 2023 and October 2024, respectively. In May 2022, the Company issued a Convertible Note to BroadOak, pursuant to which BroadOak funded a term loan in the aggregate principal amount of $2 million. In August 2022, the Convertible Note was converted into a subordinated term loan and was added to the outstanding BroadOak loan balance discussed above. We will need additional funding to repay these outstanding obligations as well as to continue operations. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to timely repay these outstanding obligations, our secured lenders will have the right to foreclose on substantially all of our assets.

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

Two private equity firms and their affiliate’s control, on an as-converted basis, an aggregate of 64.5% of our outstanding shares of common stock through their holdings of our Series B Preferred Stock, and this concentration of ownership along with their authority for designation rights for a majority of our directors and their right to approve certain of our actions has a substantial influence on our decisions.

Ampersand holds 28,000 shares of our Series B Preferred Stock and 1315 Capital holds 19,000 shares of our Series B Preferred Stock. Accordingly, on an as converted basis, Ampersand and its affiliates beneficially own 38.4% of the Company’s outstanding common stock of 4,311,414 shares and 1315 Capital and its affiliates beneficially own 26.1%. The conversion and sale by such holders of one or more large blocks of our common stock could have a negative impact on the market price of our common stock.

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

The holders of our Series B Preferred Stock have preferential rights with respect to distributions upon a liquidation or sale of the Company, including certain business combinations or sales of assets deemed to be a liquidation. Accordingly, no distributions upon liquidation may be made to the holders of common stock until the holders of the Series B Preferred Stock have been paid their liquidation preference. As a result, it is possible that, on a liquidation event (including a sale of the Company) and depending on the price thereof, all amounts available for the holders of equity of the Company would be paid to the holders of Series B Preferred Stock, and that the holders of common stock would not receive any payment. In addition, the holders of Series B Preferred Stock have the right to approve certain actions of the Company.

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

Revenue for clinical services tests performed on patients covered by Medicare was approximately 45% of our revenue for the fiscal year ended December 31, 2022. The percentage of our revenue derived from significant payers for our clinical services tests is expected to fluctuate from period to period as our revenue increases, as additional payers provide reimbursement for such tests, and in the event that one or more payers were to stop reimbursing for our clinical services tests or change their reimbursement amounts.

In January 2022, the Company announced that CMS issued a new billing policy whereby CMS will no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR®v2 tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. On February 28, 2022, the Company announced that the National Correct Coding Initiative (NCCI) program issued a response on behalf of CMS stating that the January 2022 billing policy reimbursement change for ThyGeNEXT® (0245U) and ThyraMIR®v2 (0018U) tests has been retroactively reversed to January 1, 2022. CMS is currently reimbursing the Company for one of its two thyroid tests, and has agreed to retroactively reimburse for the second test once they have completed their internal administrative adjustments. We have been notified by CMS/NCCI that processing of claims for dates of service after January 1, 2022 will be completed beginning July 1, 2022. As of the date of this filing the Company has no remaining outstanding collections regarding this matter and is fully up to date with CMS. Effective January 1, 2023, the gapfill price for ThyGeNEXT® was set at $1,266.07.

Novitas has been and is the current regional MAC that handles claims processing for Medicare services with jurisdiction for PancraGEN®, ThyGeNEXT®, ThyraMIR®v2, and RespriDx®. On a five-year rotational basis, Medicare requests bids for its regional MAC services. Any future changes in the MAC processing or coding for Medicare claims for our molecular diagnostic tests could result in a change in the coverage or reimbursement rates for such molecular diagnostic tests, or the loss of coverage. If Novitas restricts coverage for PancraGEN®, our liquidity could be negatively impacted beginning in Fiscal 2023.

Our PancraGEN®, ThyraMIR®v2 and ThyGeNEXT® tests are reimbursed by Medicare based on applicable CPT codes. RespriDx® is currently only covered by the Medicare Advantage program and our BarreGEN® assay is not reimbursed at all. Any future reductions from the current reimbursement rates for our clinical services tests would have a material adverse effect on business and results of operations.

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

Physicians may generally not order our clinical services tests unless payers reimburse a substantial portion of the test price. There is uncertainty concerning third-party reimbursement of any test incorporating new molecular diagnostic technology. Reimbursement by a payer may depend on a number of factors, including a payer’s determination that tests such as our molecular diagnostic tests are: (a) not experimental or investigational; (b) pre-authorized and appropriate for the patient; (c) cost-effective; (d) supported by peer-reviewed publications; and (e) included in clinical practice guidelines. Since each payer generally makes its own decision as to whether to establish a policy or enter into a contract to reimburse our clinical services tests, seeking these approvals is a time-consuming and costly process. Although we have contracted rates of reimbursement with certain payers, which establishes allowable rates of reimbursement for our PancraGEN®, ThyGeNEXT®, ThyraMIR®v2 and RespriDx® assays, payers may suspend or discontinue reimbursement at any time, may require or increase co-payments from patients, may impose pre-authorization requirements or may reduce the reimbursement rates paid to us. Any such actions could have a negative effect on our revenue for our clinical services tests.

We have contracted rates of reimbursement with select payers for PancraGEN®, ThyGeNEXT® and ThyraMIR®v2 and to a limited extent, RespriDx®. Without a contracted rate for reimbursement, claims may be denied upon submission, and we may need to appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. We expect to continue to focus resources on increasing adoption of and coverage and reimbursement for our molecular diagnostic tests. We cannot, however, predict whether, under what circumstances, or at what payment levels payers will reimburse us for our molecular diagnostic tests, if at all. In addition to our current commercial products on the market and in our pipeline, the launch of any new molecular diagnostic tests in the future may require that we expend substantial time and resources in order to obtain and retain reimbursement. Also, payer consolidation can create uncertainty as to whether coverage and contracts with existing payers will even remain in effect. Finally, commercial payers may tie their allowable rates to Medicare rates, and should Medicare reduce their rates, we may be negatively impacted. If we fail to establish broad adoption of and reimbursement for our assays, or if we are unable to maintain existing reimbursement from payers, our ability to generate revenue for our clinical services tests could be harmed and this could have a material adverse effect on our business, financial condition and results of operations.

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

In many cases, practice guidelines in the United States have recommended therapies or surgery to determine if a patient’s condition is malignant or benign. Accordingly, physicians may be reluctant to order a diagnostic test that may suggest surgery is unnecessary. In addition, our assays are performed at our laboratory rather than by a pathologist in a local laboratory, so pathologists may be reluctant to support our tests. Moreover, guidelines for the diagnosis and treatment of thyroid nodules may change to recommend another type of treatment protocol, and these changes may result in medical practitioners deciding not to use our molecular diagnostic tests. These facts may make physicians reluctant to use our assays, which could limit our ability to generate revenue from our clinical services tests and achieve profitability, which could have a material adverse effect on our business, financial condition and results of operations.

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

When performing the ThyraMIR®v2 test, we use products supplied by Exiqon A/S (now a part of Qiagen), subject to a license agreement with Exiqon A/S. The license agreement obligates us to pay royalties on the future net sales of our assays that utilize licensed patents and know-how obtained from Exiqon A/S. Our profitability will be impaired by our obligations to make royalty payments to our licensors. Although we believe, under such circumstances, that the increase in revenue will exceed the corresponding royalty payments, our obligations to our licensors could have a material adverse effect on our business, financial condition and results of operations if we are unable to manage our operating costs and expenses at profitable levels.

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

We rely on sole suppliers for certain materials that we use to perform our tests and services for our endocrine cancer diagnostic tests. We also purchase reagents used in our tests and services from sole-source suppliers. While we have developed alternate sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available in a timely manner. If these suppliers can no longer provide us with the materials we need to perform our tests and services, if the materials do not meet our quality specifications, or if we cannot obtain acceptable substitute materials, an interruption in test processing and services could occur. Any such interruption may directly impact our revenue and cause us to incur higher costs. In particular, the continued spread of the coronavirus globally could materially and adversely impact our operations including without limitation our supply chain, which may have a material and adverse effect on our business, financial condition and results of operations.

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

Recently, there have been numerous advances in technologies relating to diagnostics, particularly diagnostics that are based on genomic information. These advances require us to continuously develop our technology and to work to develop new solutions to keep pace with evolving standards of care. Our services could become obsolete unless we continually innovate and expand our product offerings to include new clinical applications. If we are unable to develop or acquire new tests, services and solutions or to demonstrate the applicability of our tests and services for other diseases, our sales could decline and our competitive position could be harmed.

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

Clinical laboratory tests like our clinical services tests are regulated under CLIA as well as by applicable state laws and may also be subject to FDA regulation, depending on how the test is classified. For example, the FDA regulates in vitro diagnostic tests (also called in vitro devices or “IVDs”), specimen collection kits, analyte specific reagents (ASRs), and instruments used in conducting diagnostic testing. Most tests offered as LDTs are currently subject to enforcement discretion by the FDA. LDTs are defined by FDA as IVDs that are intended for clinical use and are designed, manufactured, and used within a single CLIA-certified, high-complexity clinical laboratory.

Given the history of attempts by FDA and Congress to regulate LDTs over the past decade, there is substantial uncertainty concerning whether FDA’s enforcement discretion policy will continue.

If we are required to submit applications to FDA for our currently-marketed clinical tests, we may be required to conduct additional studies, which may be time-consuming and costly and could result in our currently-marketed tests being withdrawn from the market. Continued compliance with the FDA’s regulations would increase the cost of conducting our clinical services, and subject us to heightened regulation by the FDA and penalties for failure to comply with these requirements. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, such as warning letters, civil monetary penalties, injunctions, criminal prosecution, recall or seizure, operating restrictions, partial suspension or total shutdown of operations, and denial of or challenges to applications for clearance or approval, as well as significant adverse publicity. Any other regulatory or legislative proposals that would increase general FDA oversight of clinical laboratories or LDTs could negatively impact our business if additional requirements are imposed. We are monitoring developments and anticipate that our clinical services products will be able to comply with requirements that are ultimately imposed by the FDA. In the meantime, we maintain our CLIA accreditation and state licenses, which permit the use of LDTs for diagnostics purposes.

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

As a small company with less than 100 employees, the success of our business depends largely on the skills, experience and performance of members of our senior management team, including our chief executive officer, and others in key management positions. In September 2022 our chief financial officer entered into a Severance and Consulting Agreement and General Release whereby he would continue to act as the principal financial officer for up to six (6) months from the date of date of termination. The efforts of these persons will be critical to us as we continue to grow our clinical services and develop and/or acquire additional molecular diagnostic tests. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy. In addition, our commercial laboratory operations depend on our ability to attract and retain highly skilled scientists, including licensed clinical laboratory scientists. We may not be able to attract or retain qualified scientists and technicians in the future due to the competition for qualified personnel, and we may have to pay higher salaries to attract and retain qualified personnel. We may also be at a disadvantage in recruiting and retaining key personnel as our small size, limited resources, and limited liquidity may be viewed as providing a less stable environment, with fewer opportunities than would be the case at one of our larger competitors. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our clinical laboratory and commercialization.

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

Although we have been selling commercial products since 2014, genomic diagnostics is a relatively new area of science, and we continue to focus and refine our efforts to sell, market and receive reimbursement for our clinical service products and to leverage our bioinformatics data. We may not be able to market, sell, or distribute our existing products or services or other products or services we may develop effectively enough to support our planned growth.

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

If our sales force is less successful than anticipated, our business expansion plans could suffer and our ability to generate revenues could be diminished. In addition, we have limited history selling our clinical services tests on a direct basis, and leveraging our bioinformatics data and our limited history makes forecasting difficult.

If our sales force is not successful, or new additions to our sales team fail to gain traction among our customers, we may not be able to increase market awareness and sales of our molecular diagnostic tests. If we fail to establish our clinical services tests in the marketplace, it could have a negative effect on our ability to sell subsequent products or services and hinder the desired expansion of our business. We have growing, however limited, historical experience forecasting the direct sales of our clinical services products. Our ability to produce product quantities that meet customer demand is dependent upon our ability to forecast accurately and plan production accordingly.

If we are unable to compete successfully in the markets our clinical services operate in, we may be unable to increase or sustain our revenue or achieve profitability.

We compete with physicians and the medical community who use traditional methods to diagnose gastrointestinal, endocrine and lung cancers and to conduct clinical trials. In many cases, practice guidelines in the United States have recommended non-molecular testing like cytology or diagnostic surgery to determine if a patient’s condition is malignant or benign. As a result, we believe that we will need to continue to educate physicians and the medical community on the value and benefits of our clinical services tests in order to impact clinical practices. In addition, we face competition from other companies that offer diagnostic tests. Specifically, in regard to our thyroid diagnostic tests, Veracyte, Inc. (“Veracyte”) has thyroid nodule cancer diagnostic tests which are currently on the market that compete with our ThyGeNEXT® and ThyraMIR®v2 tests. Quest Diagnostics Inc. currently offers Veracyte’s tests via a co-marketing agreement, and CBLPath, Inc. is offering a diagnostic test performed via the University of Pittsburgh Medical Center (UPMC) that analyzes genetic alterations using next-generation sequencing mutation panel for pancreatic cysts. While we do not believe we currently have significant direct competition for PancraGEN® in the gastrointestinal market, technology such as a next-generation sequencing mutation panel could in the future lead to increased competition.

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

If a catastrophe strikes our laboratory or if it becomes inoperable for any other reason, we will be unable to perform our testing and our business will be harmed.

The laboratory and equipment we use to perform our tests and services would be costly to replace and could require substantial lead time to replace and qualify for use if they became inoperable. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, power outages, and health epidemics or pandemics, including the outbreak of Coronavirus (COVID-19), which may render it difficult or impossible for us to perform our testing or services for some period of time or to receive and store samples. The inability to perform our tests or services for even a short period of time, including due to disruption in staffing, supplies, distribution, or transport or temporary closures related to an outbreak of disease such as COVID-19, may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all. In addition, COVID-19 has materially and adversely impacted our operations particularly during portions of 2020. Further continued spread of COVID-19 globally and resulting travel and other restrictions that may be imposed or reimposed could negatively impact our ability to obtain raw materials needed for manufacture of our clinical services testing, our ability to provide testing to patients, our financial condition and our results of operations. The extent to which COVID-19 and global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the COVID-19 outbreak. At this time, the Biden Administration does not plan to renew the COVID-19 national and public health emergencies when they expire on May 11, which has been extended every 90 days since they were established in 2020. This decision, therefore, appears to represent a de-escalation in the way the government treats the pandemic, as well as a perception that most people have either been vaccinated or have recovered from a COVID-19 infection (or both), Despite this anticipated change in policy, COVID-19 is still with us and as the virus continues to reproduce and mutate, the Administration’s policy may need be adjusted. In any event, it is likely that we will still need to make adjustments to our operating plans in reaction to developments that are beyond our control.

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

We are subject to CLIA regulations, a Federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of any disease, or impairment of, or the assessment of the health of, human beings. CLIA regulations mandate specific personnel qualifications, facilities administration, quality systems, inspections and proficiency testing. CLIA certification is also required in order for us to be eligible to bill federal and state healthcare programs, as well as many private third-party payers, for our molecular diagnostic tests. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratory. We are also required to maintain State licenses to conduct testing in our Pittsburgh, Pennsylvania laboratory. Pennsylvania law requires that we maintain a license, and establish standards for the day-to-day operation of our clinical reference laboratory in Pittsburgh, Pennsylvania. In addition, our Pittsburgh laboratory is required to be licensed by certain states, including California, Maryland, New York and Rhode Island. New York law requires us to obtain test-specific approval before offering our tests as LDT. California, Maryland, New York and Rhode Island laws also mandate proficiency testing for laboratories licensed under the laws of each respective State regardless of whether such laboratories are located in California, Maryland, New York or Rhode Island. If we were unable to obtain or maintain our CLIA certificate for our laboratory, whether as a result of revocation, suspension or limitation, we would no longer be able to perform our current clinical services, which could have a material adverse effect on our business, financial condition and results of operations. If we were to lose our licenses issued by States where we are required to hold licenses, if such licenses expired or were not renewed, or if we failed to obtain and maintain a State license that we are required to hold, we may be subject to significant fines, penalties and liability, and may be forced to cease testing (if Pennsylvania) or cease testing specimens from those States (if California, New York, Maryland, or Rhode Island), which could have a material adverse effect on our business, financial condition and results of operations. New molecular diagnostic tests we may develop may be subject to new requirements by governmental bodies, including state governments, and we may not be able to offer our new molecular diagnostic tests in such jurisdictions until such requirements are met.

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

Complying with numerous statutes and regulations pertaining to our services is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

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

We retain healthcare practitioners as key opinion leaders providing consultation in various aspects of our business, maintain a sales force, and contract for marketing services. These arrangements, like any arrangement that includes compensation to a healthcare provider or potential referral source, may trigger federal or state anti-kickback, Stark Law liability, and False Claims Act liability. There are no guarantees that the federal or state governments will find that these arrangements are designed properly or that they do not trigger liability under federal and state laws. Under existing laws, all arrangements must be commercially reasonable and compensation must be fair market value. These terms require some subjective analysis. Safe harbors in the anti-kickback laws do not necessarily equate to exceptions in the Stark Law, and there is no guarantee that the government will agree with our payment practices with respect to the relationships between our laboratory and the healthcare providers, sales force members, or other parties. A failure to comply with Federal and State laws and regulations pertaining to our payment practices could result in substantial penalties and adversely affect our business, financial condition and results of operations.

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

We have incurred net losses since 2015 and may never achieve or sustain profitability. As of the fiscal year ended December 31, 2022, we had U.S. federal and state net operating losses, or NOLs, of approximately $127.2 million and $59.5 million respectively. Subject to the final two sentences of this paragraph, the federal and state NOL carryforwards will begin to expire, if not utilized, beginning in 2028 for certain states. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current federal income tax law, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of Federal taxable income.

To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. We may be limited in the portion of NOL and tax credit carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. Sections 382 and 383 of Internal Revenue Code of 1986, or the Code, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The limitation could prevent us from using some or all of our NOLs and tax credits, as it places a formula limit of how much of our NOL and tax credit carryforwards we would be permitted to use in a tax year. The amount of the annual limitation, if any, will be determined based on the value of our company immediately prior to an ownership change. During the periods 2017 through 2019, the company experienced greater than 50% changes in ownership and as a result, NOLs attributable to the pre-ownership change are subject to a substantial annual limitation under Section 382 of the Code due to the ownership changes. The Company has adjusted their NOL carryforwards to address the impact of the Section 382 ownership changes. Federal Net Operating Losses of $71.2 million are subject to annual limitation as of the ownership changes for ownership changes. The remaining $56.0 million of NOLs incurred post July 15, 2019 are not subject to any annual limitation and can be carried forward indefinitely. Subsequent ownership changes may further affect the limitation in future years. In the event we have undergone or will undergo an ownership change under Section 382 of the Code, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may become subject to these limitations, which could potentially result in increased future tax liability to us.

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

As part of our strategy, we may pursue acquisitions of synergistic businesses or other related assets. If we make any further acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisition by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results and financial condition. Integration of an acquired company or business will also likely require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition. To finance any acquisitions or investments, we may choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for these activities through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. If these funds are raised through the sale of equity or convertible debt securities, dilution to our stockholders could result. The holders of our Series B Preferred Stock have the right to approve any public offering. Consummating an acquisition poses a number of risks including:

●	we may not be able to accurately estimate the financial impact of an acquisition on our overall business;

●	an acquisition may require us to incur debt or other obligations, incur large and immediate write-offs, issue capital stock potentially dilutive to our stockholders or spend significant cash, or may negatively affect our operating results and financial condition;

●	if we spend significant funds or incur additional debt or other obligations, our ability to obtain financing for working capital or other purposes could decline;

●	worse than expected performance of an acquired business may result in the impairment of intangible assets;

●	we may be unable to realize the anticipated benefits and synergies from acquisitions as a result of inherent risks and uncertainties, including difficulties integrating acquired businesses or retaining key personnel, partners, customers or other key relationships, and risks that acquired entities may not operate profitably or that acquisitions may not result in improved operating performance;

●	we may fail to successfully manage relationships with customers, distributors and suppliers;

●	our customers may not accept new molecular diagnostic tests;

●	we may fail to effectively coordinate sales and marketing efforts of our acquired businesses;

●	we may fail to combine product offerings and product lines of our acquired businesses timely and efficiently;

●	an acquisition may involve unexpected costs or liabilities, including as a result of pending and future shareholder lawsuits relating to acquisitions or exercise by stockholders of their statutory appraisal rights, or the effects of purchase accounting may be different from our expectations;

●	an acquisition may involve significant contingent payments that may adversely affect our future liquidity or capital resources;

●	accounting for contingent payments requires significant judgment and changes to the assumptions used in determining the fair value of our contingent payments could lead to significant volatility in earnings;

●	acquisitions and subsequent integration of these companies may disrupt our business and distract our management from other responsibilities; and

●	the costs of an unsuccessful acquisition may adversely affect our financial performance.

Additional risks of integration of an acquired business include:

●	differing information technology, internal control, financial reporting and record-keeping systems;

●	differences in accounting policies and procedures;

●	unanticipated additional transaction and integration-related costs;

●	facilities or operations of acquired businesses in remote locations and the inherent risks of operating in unfamiliar legal and regulatory environments; and

●	new products, including the risk that any underlying intellectual property associated with such products may not have been adequately protected or that such products may infringe on the proprietary rights of others.

If our information technology or communications systems fail or we experience a significant interruption in their operation, our reputation, business and results of operations could be materially and adversely affected.

The efficient operation of our business is dependent on our information technology and communications systems. Increasingly, we are also dependent upon our ability to electronically interface with our customers. The failure of these systems to operate as anticipated could disrupt our business and result in decreased revenue and increased overhead costs. In addition, we do not have complete redundancy for all of our systems and our disaster recovery planning cannot account for all eventualities. Our information technology and communications systems, including the information technology systems and services that are maintained by third party vendors, are vulnerable to damage or interruption from natural disasters, fire, terrorist attacks, epidemics, pandemics including COVID-19, malicious attacks by computer viruses or hackers, power loss, failure of computer systems, Internet, telecommunications or data networks. In 2017, we discovered malware installed on certain clinical services servers. We do not believe that any data on the affected servers was accessed or compromised. We removed the malware, and enhanced our cybersecurity procedures. Additionally, our services are largely dependent on our partially internally developed and partially purchased Laboratory Information Management Systems or LIMS, which is our automated basis of managing operations and storing data and customer information. If these systems or services become unavailable or suffer a security breach, or are uneconomical or impossible to update and modify, we may expend significant resources to address these problems, and our reputation, business and results of operations could be materially and adversely affected.

Risks Related To Our Common Stock Price

The price and trading volume of our common stock may be highly volatile and could be further affected by events not within our control, and an investment in our common stock could suffer a decline in value.

During 2022, our common stock traded at a low of $0.51 and a high of $8.69. During 2021, our common stock traded at a low of $2.98 and a high of $10.51. Volatility in our stock price or trading volume may be in response to various factors, some of which may be beyond our control. In addition to the other factors discussed or incorporated by reference herein, factors that may cause fluctuations in our stock price or trading volume, include, among others:

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

On January 5, 2023, we received notice from the OTCQX indicating that the Company’s market capitalization has been below the required $5 million for 30 consecutive calendar days preceding the date of such notice, and that the Company no longer meets the standards for continued qualification for the OTCQX U.S. tier under the OTCQX Rules for U.S. Companies section 3.2.b.2. The Company has been provided 180 calendar days from the date of such notice, or until July 3, 2023, to maintain a market capitalization of $5 million for ten consecutive trading days. If the Company cannot meet this requirement, its common stock will be removed from the OTCQX. In such event, the Company may be eligible for the OTCQB market.

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

We also spent considerable management time in connection with our restatement of previously issued financial statements contained in our Annual Reports on Form 10-K for the years ended December 31, 2014 through 2019 as well as the financial statements contained in the Quarterly Reports on Form 10-Q for each quarterly period within those fiscal years as well as the quarterly periods ended March 31, 2020 and June 30, 2020. This was due to evaluating and recording an impairment charge and amortization expense relating to our BarreGen asset, as disclosed in Item 9A of our Report on Form 10-K for the fiscal year 2021.

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

We have a total of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized for issuance. As of December 31, 2022, we had 95,632,170 shares of common stock and 4,953,000 shares of preferred stock available for issuance. As of December 31, 2022, we have reserved 776,849 shares of our common stock for issuance under our 2019 Equity Incentive Plan and 1,000,007 shares of our common stock for issuance under our Employee Stock Purchase Plan and 1,672,746 additional shares available for future grants of awards under our 2019 Equity Incentive Plan. As of December 31, 2022, the aggregate number of shares of common stock that may be issued through conversion of all of the outstanding Series B Preferred Stock is 7,833,334. Provided that we have a sufficient number of unreserved authorized capital stock available, we may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Those additional issuances of capital stock could result in substantial dilution of our existing stockholders. Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes or the conversion ratio of any issued preferred stock is lower than the book value per share of our common stock at the time of such exercise or conversion. Additionally, new investors in any subsequent issuances of our securities could gain rights, preferences and privileges senior to those of holders of common stock.

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

Our corporate headquarters are located in Parsippany, New Jersey where we lease approximately 6,000 square feet. Our Parsippany, New Jersey lease runs through November 2023. Our diagnostic laboratory facility is located in Pittsburgh, Pennsylvania where we lease approximately 21,400 square feet. Our Pittsburgh, Pennsylvania lease runs through June 30, 2028.

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

Holders of Record

We had 197 stockholders of record as of February 28, 2023. Not reflected in the number of stockholders of record are persons who beneficially own shares of common stock held in nominee or street name.

Dividends

We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future. Future earnings, if any, will be used to finance the future operation and growth of our businesses.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Strategic Disposition of Pharma Business

On August 31, 2022, the Company and Interpace Pharma Solutions, Inc. (the “Subsidiary”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Flagship Biosciences, Inc. (the “Purchaser”) pursuant to which the Purchaser agreed to (i) acquire substantially all of the assets of the Subsidiary used in Subsidiary’s business of complex molecular analysis for the early diagnosis and treatment of cancer and supporting the development of targeted therapeutics (the “Business”) and (ii) assume and pay certain liabilities related to the purchased assets as set forth in the Purchase Agreement (collectively, the “Transaction”). The Transaction closed on August 31, 2022.

As consideration for the Transaction, under the Purchase Agreement, the Company received a total purchase price of approximately $6.2 million after working capital and other adjustments ($0.5 million of which was deposited into escrow), subject to the assumption by the Purchaser of certain specified liabilities. In addition, subject to the terms and conditions set forth in the Purchase Agreement, Purchaser was obligated to pay the Company an earnout of up to $2.0 million based on revenue for the period beginning September 1, 2021 and ending August 31, 2022. The Company received an earnout payment of approximately $1.0 million in September 2022 which is the fully settled amount and there will be no further earnout payments in the future.

The Purchase Agreement includes a one-year commitment of the Company not to compete with the Business, recruit or hire any former employees of the Subsidiary who accept employment with the Purchaser in connection with the Transaction, or divert or attempt to divert from Purchaser any business to be performed from any of the contracts or agreements with customers as set forth in the Purchase Agreement. The Purchase Agreement also contains customary representations and warranties, post-closing covenants and mutual indemnification obligations for, among other things, any inaccuracy or breach of any representation or warranty and any breach or non-fulfillment of any covenant.

In connection with the Transaction, on August 31, 2022, the Company, the Subsidiary and the Purchaser entered into a Shared Services Agreement (the “Shared Services Agreement”) pursuant to which the Company agreed to provide, or cause its affiliates to provide, to the Purchaser certain services set forth in the Shared Services Agreement on a transitional basis and subject to the terms and conditions set forth in the Shared Services Agreement (the “Services”). As consideration for the Services provided by the Company, the Purchaser is paying the Company the amounts specified for each Service as set forth in the Shared Services Agreement. The Company’s obligations to provide the Services will terminate with respect to each Service as set forth in the Shared Services Agreement.

The Purchaser is identified as a related party of the Company and is as an affiliate of both Ampersand 2018 Limited Partnership (“Ampersand”), a private equity investor in the Company, and BroadOak Fund V, L.P. (“BroadOak”), a secured lender to the Company. Ampersand and BroadOak have each provided equity financing to the Purchaser, collectively own a majority of the Purchaser’s outstanding equity securities and are represented on its Board of Directors.

The Company is using the remaining net proceeds of the Transaction to fund its future business activities and for general working capital purposes. As a result of the sale, the gain on sale and all operations from the Subsidiary have been classified as discontinued operations for all periods presented.

Impact of Our Reliance on CMS and Novitas

In January 2022, CMS stated they would no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. However, on February 28, 2022, the Company announced that the National Correct Coding Initiative (NCCI) program issued a response on behalf of CMS stating that the January 2022 billing policy reimbursement change for ThyGeNEXT® (0245U) and ThyraMIR® (0018U) tests has been retroactively reversed to January 1, 2022. In May 2022, the Company was notified by CMS/NCCI that processing of claims for dates of service after January 1, 2022 would be completed beginning July 1, 2022. However, on June 9, 2022, the Company was notified that Novitas re-priced ThyGeNEXT® (0245U) from $2,919 to $806.59 retroactively effective to January 1, 2022. On July 20, 2022, the Clinical Diagnostic Laboratory Tests (CDLT) Advisory Panel affirmed a gapfill price of $806.59. As a result of the ThyGeNEXT® pricing change, the Company reduced its NRV rates for ThyGeNEXT® Medicare billing to reflect the $806.59 pricing for tests performed during the second quarter of 2022. In addition, in order to reflect the retroactive pricing change to January 1, 2022, the Company recorded an NRV adjustment of $0.7 million during the second quarter of 2022 to reduce revenue recorded during the first quarter of 2022. The Company estimated the ThyGeNEXT® pricing change would negatively impact Fiscal 2022 revenue by approximately $5.0 million. During July 2022, the Company began implementing cost-savings initiatives including a reduction in headcount and incidental expenses and a freeze on all non-essential travel and hiring. In August 2022, the Company sold its pharma business. Effective January 1, 2023, the gapfill price for ThyGeNEXT® was set at $1,266.07.

Further, along with many laboratories, we may be affected by the Proposed Local Coverage Determination (“LCD”) DL39365, which was posted on June 9, 2022 with comments extended to September 6, 2022 due to changes made to the related draft and is currently under consideration by our local Medicare Administrative Contractor, Novitas. If finalized, this Proposed LCD, which governs “Genetic Testing for Oncology,” could impact the existing LCD for one of our molecular tests, PancraGEN®. If Novitas restricts coverage for PancraGEN®, our liquidity could be negatively impacted beginning in Fiscal 2023.

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

At this time, the Biden Administration does not plan to renew the COVID-19 national and public health emergencies when they expire on May 11, which has been extended every 90 days since they were established in 2020. This decision, therefore, appears to represent a de-escalation in the way the government treats the pandemic, as well as a perception that most people have either been vaccinated or have recovered from a COVID-19 infection (or both), Despite this anticipated change in policy, COVID-19 is still with us and as the virus continues to reproduce and mutate, the Administration’s policy may need be adjusted.

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

In February 2022, Russian military forces invaded Ukraine, and although the length, impact, and outcome of the ongoing war in Ukraine is highly unpredictable, this war has led, and could continue to lead, to significant market and other disruptions, including instability in financial markets, supply chain interruptions, political and social instability, and increases in cyberattacks, intellectual property theft, and espionage. We are actively monitoring the situation in Ukraine and assessing its impact on our business.

We have no way to predict the progress or outcome of the war in Ukraine or its impacts in Ukraine, Russia, or Belarus as the war, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the war, sanctions, and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. Any of the above-mentioned factors could materially adversely affect our business, financial condition, and results of operations. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

Clinical services

Our clinical services provide clinically useful molecular diagnostic tests, bioinformatics and pathology services for evaluating cancer risk by leveraging the latest technology in personalized medicine for improved patient diagnosis and management. We develop and commercialize genomic tests and related first line assays principally focused on early detection of patients with indeterminate biopsies and at high risk of cancer using the latest technology to help personalized medicine and improve patient diagnosis and management. Our tests and services provide mutational analysis of genomic material contained in suspicious cysts, nodules and lesions with the goal of better informing treatment decisions in patients at risk of thyroid, pancreatic, and other cancers. The laboratory developed molecular diagnostic tests we offer are designed to enable healthcare providers to better assess cancer risk, helping to avoid unnecessary surgical treatment in patients at low risk. We currently have five commercialized molecular diagnostic tests in the marketplace: PancraGEN®, which is a pancreatic cyst and pancreaticobiliary solid lesion genomic test for the diagnosis and prognosis of pancreatic cancer; PanDNA, a “molecular only” version of PancraGEN® that provides physicians a snapshot of a limited number of factors enabling physicians to better assess risk of pancreaticobiliary cancers using our proprietary PathFinderTG® platform; ThyGeNEXT®, which is an expanded oncogenic mutation panel that helps identify malignant thyroid nodules; ThyraMIR®v2, which assesses thyroid nodules for risk of malignancy utilizing a proprietary microRNA gene expression assay; and RespriDx®, which is a genomic test that helps physicians differentiate metastatic or recurrent lung cancer from the presence of newly formed primary lung cancer and which also utilizes our PathFinderTG® platform to compare the genomic fingerprint of two or more sites of lung cancer. In addition, BarreGEN®, a molecular based assay that helps resolve the risk of progression of Barrett’s Esophagus to esophageal cancer, is currently in a clinical evaluation program (CEP) whereby we gather information from physicians using BarreGEN® to assist us in gathering clinical evidence relative to the safety and performance of the test. We currently have a multicenter study underway to further assess the ability of BarreGEN® to accurately predict progression to high grade dysplasia or cancer and to assist us in positioning our product for full launch, partnering, and potentially supporting reimbursement with payers.

Our mission is to provide personalized medicine through genomics-based diagnostics and innovation to advance patient care based on rigorous science. Our laboratory is licensed pursuant to federal law under CLIA and are accredited by CAP and New York State.

We leverage our laboratory to develop and commercialize our assays and products. We aim to provide physicians and patients with diagnostic options for detecting genomic and other molecular alterations that are associated with gastrointestinal, endocrine, and lung cancers. Our customers consist primarily of physicians, hospitals and clinics.

The global molecular diagnostics market is estimated to be $23.2 billion (USD) in 2022 and is expected to grow to $30.2 billion (USD) by 2027 with a CAGR of 5.4% between 2022 and 2027, according to Markets and Markets’s Molecular Diagnostics Market report (Report Code: MD 2521, published May 2022).

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

In January 2022, we announced that CMS issued a new billing policy whereby CMS will no longer reimburse for the use of our ThyGeNEXT® and ThyraMIR®v2 tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. On February 28, 2022, we announced that the National Correct Coding Initiative (NCCI) program issued a response on behalf of CMS stating that the January 2022 billing policy reimbursement change for ThyGeNEXT® (0245U) and ThyraMIR®v2 (0018U) tests has been retroactively reversed to January 1, 2022. CMS is currently reimbursing the Company for one of its two thyroid tests, and has agreed to retroactively reimburse for the second test once they have completed their internal administrative adjustments. We have been notified by CMS/NCCI that processing of claims for dates of service after January 1, 2022 will be completed beginning July 1, 2022. As of the date of this filing, we have no remaining outstanding collections regarding this matter and are fully up to date with CMS. Effective January 1, 2023, the gapfill price for ThyGeNEXT® was set at $1,266.07.

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

Nasdaq commenced with delisting the Company’s common stock from the Nasdaq Capital Market and suspended trading in the Company’s common stock effective at the open of business on February 25, 2021.

OTCQX

On February 24, 2021, the Company was approved to have its common stock quoted on the OTCQX® Best Market tier of the OTC Markets Group Inc. (the “OTCQX”), an electronic quotation service operated by OTC Markets Group Inc. The trading of the Company’s common stock commenced on OTCQX at the open of business on February 25, 2021 under the trading symbol IDXG.

On January 5, 2023, we received notice from the OTCQX indicating that the Company’s market capitalization has stayed below the required $5 million for 30 consecutive calendar days preceding the date of such notice, and that the Company no longer meets the standards for continued qualification for the OTCQX U.S. tier under the OTCQX Rules for U.S. Companies section 3.2.b.2. The Company is provided 180 calendar days from the date of such notice, or until July 3, 2023, to maintain a market capitalization of $5 million for ten consecutive trading days. If the Company cannot meet this requirement, its common stock will be removed from the OTCQX to the OTCQB.

DESCRIPTION OF REPORTING SEGMENTS

We operate under one segment which is the business of developing and selling diagnostic clinical services.

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

Revenue and Cost of Revenue

The Company’s revenue is primarily generated from the performance of its proprietary molecular diagnostic tests for its clinical customers. Prior to the disposition of our Pharma business in August 2022, we also generated revenue from DNA-based testing services in support of clinical trials for its pharma services customers. The Company’s performance obligation is fulfilled upon completion, review and release of test results and subsequent billing to the third-party payer, hospital or service provider.

Revenue Recognition

ASC 606 Revenue Recognition

Clinical services derive their revenues from the performance of their proprietary assays or tests. The Company’s performance obligation is fulfilled upon completion, review and release of test results to the customer. The Company subsequently bills third-party payers or direct-bill payers for the tests performed. Revenue is recognized based on the estimated transaction price or net realizable value (“NRV”), which is determined based on historical collection rates by each payer category for each proprietary test offered by the Company. To the extent the transaction price includes variable consideration, for all third party and direct-bill payers and proprietary tests, the Company estimates the amount of variable consideration that should be included in the transaction price using the expected value method based on historical experience.

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

Significant judgment is also required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. We currently have significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences. The realization of these assets is dependent on generating future taxable income. We perform an analysis quarterly to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets. Our recent operating results and projections of future income weighed heavily in our overall assessment. The existing and forecasted levels of pretax earnings for financial reporting purposes are not sufficient to generate future taxable income and realize our deferred tax assets and, as a result, we established a full federal and state valuation allowance for the net deferred tax assets at December 31, 2022 and 2021, as we determined that it was more likely than not that these assets would not be realized.

The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL, and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three year period in excess of 50%, as defined under Sections 382 and 383 of the Code as well as similar state tax provisions. The amount of the annual limitation, if any, will be determined based on the value of our company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. Additionally, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, therefore, we may not be able to take full advantage of these carry forwards for federal income tax purposes. . During 2021, the Company completed a 382 assessment of the available NOLs under Section 382 and determined that the Company underwent an ownership change on September 30, 2017 and July 15, 2019, and as a result, NOLs attributable to the pre-ownership change are subject to a substantial annual limitation under Section 382 of the Code due to the multiple ownership changes. The Company has adjusted their NOL carryforwards to address the impact of the 382 ownership change.

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

	Years Ended December 31,
	2022	2022	2021	2021
		% to		% to
		revenue		revenue
Revenue, net	$31,838	100.0%	$33,117	100.0%
Cost of revenue	13,607	42.7%	14,314	43.2%
Gross profit	18,231	57.3%	18,803	56.8%
Operating expenses:
Sales and marketing	9,125	28.7%	9,177	27.7%
Research and development	703	2.2%	1,493	4.5%
General and administrative	10,973	34.5%	10,705	32.3%
Transition expense	-	0.0%	897	2.7%
Loss on DiamiR transaction	-	0.0%	13	0.0%
Acquisition related amortization expense	1,270	4.0%	3,192	9.6%
Change in fair value of contingent consideration	(223)	-0.7%	(338)	-1.0%
Total operating expenses	21,848	68.6%	25,139	75.9%

Operating loss	(3,617)	-11.4%	(6,336)	-19.1%
Interest accretion expense	(158)	-0.5%	(496)	-1.5%
Related party interest	-	0.0%	(424)	-1.3%
Note payable interest	(850)	-2.7%	(120)	-0.4%
Other expense, net	(1,211)	-3.8%	(366)	-1.1%
Loss from continuing operations before tax	(5,836)	-18.3%	(7,742)	-23.4%
Provision (benefit) for income taxes	29	0.1%	(705)	-2.1%
Loss from continuing operations	(5,865)	-18.4%	(7,037)	-21.2%

Loss from discontinued operations, net of tax	(16,093)	-50.5%	(7,906)	-23.9%

Net loss	$(21,958)	-69.0%	$(14,943)	-45.1%

Revenue, net

Consolidated revenue for the year ended December 31, 2022 decreased by $1.3 million, or 4%, to $31.8 million, compared to $33.1 million for the year ended December 31, 2021. The decrease in net revenue was largely driven by the NRV adjustment related to the Medicare pricing change on ThyGeNEXT® discussed in “Impact of Our Reliance on CMS and Novitas” above.

Cost of revenue

Consolidated cost of revenue for the year ended December 31, 2022 decreased by $0.7 million, or 5%, to $13.6 million, compared to $14.3 million for the year ended December 31, 2021. This decrease was primarily driven by lower employee costs.

Gross Profit

Consolidated gross profit for the year ended December 31, 2022 decreased $0.6 million, or 3%, to $18.2 million, compared to $18.8 million for the year ended December 31, 2021. The decrease can be attributed to the decrease in revenue.

Sales and marketing expense

Sales and marketing expense was $9.1 million for the year ended December 31, 2022 and $9.2 million for the year ended December 31, 2021. As a percentage of revenue, sales and marketing expense increased to 29% from 28% in the comparable prior year period due to the lower revenue for the year ended December 31, 2022.

Research and development

Research and development expense was $0.7 million for the year ended December 31, 2022 and $1.5 million for the year ended December 31, 2021 due to lower professional services and employee costs. As a percentage of revenue, research and development expense decreased to 2% for the year ended December 31, 2022 from 5% in the comparable prior year period.

General and administrative

General and administrative expense for the year ended December 31, 2022 was $11.0 million as compared to $10.7 million for the year ended December 31, 2021. The increase can be primarily attributed to an increase in employee compensation costs and an increase in professional fees. As a percentage of net revenue, general and administrative expense was 34% for the year ended December 31, 2022 as compared to 32% for the year ended December 31, 2021.

Transition expense

Transition expense was approximately $0.9 million for the year ended December 31, 2021. In 2021, these expenses were related to one-time legal expenses and employee severance costs.

Loss on DiamiR transaction

During the year ended December 31, 2021, there was a loss of $13,000 on the disposition of the New Haven, CT laboratory to DiamiR in April 2021.

Acquisition related amortization expense

During the years ended December 31, 2022 and December 31, 2021, we recorded amortization expense of approximately $1.3 million and $3.2 million, respectively, which is related to intangible assets associated with our acquisitions.

Change in fair value of contingent consideration

During the year ended December 31, 2022, there was a $0.2 million decrease in the contingent consideration liability. During the year ended December 31, 2021, there was a $0.3 million decrease in the contingent consideration liability related thereto.

Operating loss

There were consolidated operating losses from continuing operations of $3.6 million and $6.3 million during the years ended December 31, 2022 and 2021, respectively. The decrease in operating loss was primarily attributable to the decrease in acquisition related amortization expense.

Other expense, net

During the years ended December 31, 2022 and December 31, 2021, there were other expenses, net of approximately $1.2 million and $0.4 million, respectively. The increase was primarily related to the $1.2 million in fair value adjustments recorded on the note payable.

Provision (benefit) for income taxes

Income tax expense of $29,000 for the year ended December 31, 2022 was primarily driven by minimum state and local taxes. The income tax benefit was approximately $0.7 million for the year ended December 31, 2021 which primarily pertained to the Company’s sale of NOLs of approximately $0.7 million under the State of New Jersey’s Technology Business Tax Certificate Transfer Program.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of $16.1 million for the year ended December 31, 2022 as compared to a loss from discontinued operations of $7.9 million for the year ended December 31, 2021. The increased loss for the year ended December 31, 2022 was primarily attributed to the impairment of goodwill and intangible assets associated with the disposition of the Pharma business in August 2022.

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

In this 10-K, we discuss Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA is a metric used by management to measure cash flow of the ongoing business. Adjusted EBITDA is defined as income or loss from continuing operations, plus depreciation and amortization, acquisition related expenses, non-cash stock based compensation, interest and taxes, and other non-cash expenses including asset impairment costs, goodwill impairment, change in fair value of contingent consideration, change in fair value of notes payable, and warrant liability. The table below includes a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure.

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Years Ended
	December 31,
	2022	2021
Loss from continuing operations (GAAP Basis)	$(5,865)	$(7,037)
Loss on DiamiR transaction	-	13
Depreciation and amortization	1,429	3,469
Stock-based compensation	1,237	1,145
Taxes expense/(benefit)	29	(705)
Interest accretion expense	158	496
Financing interest and related costs	850	950
Mark to market on warrant liability	(71)	50
Change in fair value of note payable	1,224	(58)
Change in fair value of contingent consideration	(223)	(338)
Adjusted EBITDA	$(1,232)	$(2,015)

LIQUIDITY AND CAPITAL RESOURCES

In October 2021, we entered into the Comerica Loan Agreement with Comerica, providing for a revolving credit facility of up to $7,500,000 (the “Credit Facility”). The Company is using the proceeds of the Credit Facility for working capital and other general corporate purposes.

The amount that may be borrowed under the Credit Facility is the lower of (i) the revolving limit of $7,500,000 (the “Revolving Line”) and (ii) 80% of the Company’s eligible accounts receivable plus an applicable non-formula amount consisting of $2,000,000 of additional availability at close not based upon the Company’s eligible accounts receivable, with such additional availability reducing by $250,000 per quarter beginning with the quarter ending June 30, 2022. Borrowings on the Credit Facility are limited to $5,000,000 until 80% of the Company’s and its subsidiaries’ customers are paying into a collection account or segregated governmental account with Comerica. The Revolving Line can also include, at the Company’s option, credit card services with a sublimit of $300,000. Borrowings on the Revolving Line are subject to an interest rate equal to prime plus 0.50%, with prime being the greater of (x) Comerica’s stated prime rate or (y) the sum of (A) the daily adjusting LIBOR rate plus (B) 2.5% per annum. The Company is also required to pay an unused facility fee quarterly in arrears in an amount equal to 0.25% per annum on the average unused but available portion of the Revolving Line for such quarter. See Note 18, Revolving Line of Credit, for more details. Comerica has a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets. As of March 17, 2023 the Company owed $2.3 million on the line of credit and had approximately $1.5 million available to borrow on the line.

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

In January 2022, the Company’s registration statement for a rights offering filed with the Securities and Exchange Commission (SEC) became effective; however, the rights offering was subsequently terminated later in January 2022 when the Company announced that the Centers for Medicare & Medicaid Services, or CMS, issued a new billing policy whereby CMS will no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. On February 28, 2022, the Company announced that the National Correct Coding Initiative (NCCI) program issued a response on behalf of CMS stating that the January 2022 billing policy reimbursement change for ThyGeNEXT® (0245U) and ThyraMIR® (0018U) tests has been retroactively reversed to January 1, 2022. In May 2022, the Company was notified by CMS/NCCI that processing of claims for dates of service after January 1, 2022 would be completed beginning July 1, 2022. However, on June 9, 2022, the Company was notified that Novitas re-priced ThyGeNEXT® (0245U) from $2,919 to $806.59 retroactively effective to January 1, 2022. On July 20, 2022 the Clinical Diagnostic Laboratory Tests (CDLT) Advisory Panel affirmed a gapfill price for ThyGeNEXT® of $806.59. As a result of the ThyGeNEXT® pricing change, the Company reduced its net realizable value, or NRV rates for ThyGeNEXT® Medicare billing to reflect the $806.59 pricing for tests performed during the second quarter of 2022. In addition, in order to reflect the retroactive pricing change to January 1, 2022, the Company recorded an NRV adjustment of $0.7 million during the second quarter of 2022 to reduce revenue recorded during the first quarter of 2022. Effective January 1, 2023, the gapfill price for ThyGeNEXT® was set at $1,266.07.

On August 31, 2022, the Company closed on the sale of its Pharma Solutions business for a total sale price of $6.2 million after a post-closing working capital adjustment. In addition, we received the earnout payment of $1,043,000. See Note 4, Discontinued Operations.

For the year ended December 31, 2022, we had an operating loss from continuing operations of $3.6 million. As of year ended December 31, 2022, we had cash and cash equivalents of $4.8 million, total current assets of $12.2 million, net of restricted cash, and current liabilities of $14.3 million. As of March 17, 2023, we had approximately $5.7 million of cash on hand, net of restricted cash.

During the year ended December 31, 2022, net cash used in operating activities was $7.7 million. The main component of cash used in operating activities was our net loss of $22.0 million, partially offset by depreciation and amortization expense of $2.6 million and non-cash impairment charges of $12.4 million. During the year ended December 31, 2021, net cash used in operating activities was $8.7 million. The main component of cash used in operating activities was our net loss of $14.9 million which was partially offset by non-cash depreciation, amortization and stock compensation expenses of $6.6 million.

During the year ended December 31, 2022, net cash provided from investing activities was $6.2 million, which primarily pertained to the net proceeds received from the sale of our Pharma Solutions business unit. During the year ended December 31, 2021, net cash used in investing activities was $0.3 million, primarily related to the purchase of lab equipment.

For the year ended December 31, 2022, cash provided from financing activities was $3.0 million, of which $1.0 million was from the drawdown on the Revolving Line and $2.0 million was the Convertible Debt agreement entered into with BroadOak. See Note 14, Notes Payable, for more details. For the year ended December 31, 2021, cash provided from financing activities was $9.0 million, of which $7.7 million were the net proceeds from the BroadOak loan and $1.5 million borrowed under our line of credit. See Note 14, Notes Payable, for more details.

We did not generate positive cash flows from operations for the year ending December 31, 2022. We intend to meet our ongoing capital needs by using our available cash and availability under the Comerica Loan Agreement, as well as through targeted margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options and other strategic alternatives. However, if we are unable to meet the financial covenants under the Comerica Loan Agreement, the revolving line of credit and notes payable will become due and payable immediately.

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

Further, along with many laboratories, we may be affected by the Proposed Local Coverage Determination (“LCD”) DL39365, which was posted on June 9, 2022 and is currently under consideration by our local Medicare Administrative Contractor, Novitas If finalized, this Proposed LCD, which governs “Genetic Testing for Oncology,” could impact the existing LCD for one of our molecular tests, PancraGEN®. If Novitas restricts coverage for PancraGEN®, our liquidity could be negatively impacted beginning in Fiscal 2023.

As of December 31, 2022, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$3,232	$832	$1,025	$1,100	$275
Total	$3,232	$832	$1,025	$1,100	$275

With the proceeds received from the sale of the Pharma Solutions business, as well as the expected improvement in future operating cash flows associated with the disposition, as of the date of this filing, the Company anticipates that current cash and cash equivalents and forecasted cash receipts will be sufficient to meet its anticipated cash requirements through the next twelve months.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” for purposes of the disclosure requirements of Item 305 of Regulation S-K and, therefore, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and the financial statement schedule specified by this Item 8, together with the reports thereon of EisnerAmper LLP and BDO USA, LLP, are presented following Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

As of December 31, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors and executive officers of the registrant that is responsive to Item 10 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2023 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation of the registrant that is responsive to Item 11 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2023 annual meeting of stockholders, and such information is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management of the registrant that is responsive to Item 12 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2023 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions of the registrant that is responsive to Item 13 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2023 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services of the registrant that is responsive to Item 14 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2023 annual meeting of stockholders and such information is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements – See Index to Financial Statements on page F-1 of this Form 10-K.
(2)	Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
2.2	Asset Purchase Agreement, dated as of October 30, 2015, by and between Publicis Touchpoint Solutions, Inc. and PDI, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2015.
2.3	Asset Purchase Agreement by and among the Company and Diamir Biosciences Corp. dated March 16, 2021, incorporated by reference to Exhibit 2.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 11, 2021.
2.4	Asset Purchase Agreement, dated August 31, 2022 by and among Interpace Biosciences, Inc., Interpace Pharma Solutions, Inc. and Flagship Biosciences, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2022.
3.1+	Conformed version of Certificate of Incorporation of Interpace Biosciences, Inc., as amended by the Certificate of Amendment, effective January 15, 2020, and the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed January 17, 2020, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
3.2	Amended and Restated Bylaws of Interpace Biosciences, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019.
4.1	Description of Securities, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2021.
4.2	Specimen Certificate Representing the Common Stock, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (File No. 333-227728), filed with the SEC on October 5, 2018.
10.1*	Amended and Restated 2004 Stock Award and Incentive Plan, incorporated by reference to Annex A of the Company’s definitive proxy statement, filed with the SEC on August 14, 2017.
10.2*	Form of Restricted Stock Unit Agreement for Employees, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.

Exhibit No.	Description
10.3*	Form of Restricted Stock Unit Agreement for Directors, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.4*	Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.5*	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.6*	Interpace Diagnostics Group, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.7*	Amendment to the Interpace Biosciences, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 26, 2020.
10.8*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.3 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.9*	Form of Interpace Biosciences, Inc. 2019 Equity Incentive Plan Restricted Stock Unit And Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.9 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 26, 2020.
10.10*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.11*	Interpace Diagnostics Group, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.12*

Severance and Consulting Agreement and General Release, dated September 30, 2022, by and between Interpace Biosciences, Inc. and Thomas Freeburg, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2022.

10.13*	Incentive Stock Option Agreement between Interpace Diagnostics Group, Inc. and Jack E. Stover, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2016.
10.14*	Employment Agreement, dated November 23, 2020, between Thomas W. Burnell and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 25, 2020.
10.15*	Form of Indemnification Agreement by and between Interpace Diagnostics Group, Inc. and its directors and executive officers, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2016.
10.16*	Form of Indemnification Agreement by and between Interpace Biosciences, Inc. and Indemnitee, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020.
10.17*	Robert Gorman Letter Agreement dated April 16, 2020, by and between Interpace Biosciences, Inc. and Robert Gorman, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022.
10.18*

Agreement, dated January 21, 2022, between Dr. Vijay Aggarwal and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2022.

10.19	License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.

Exhibit No.	Description
10.20	CPRIT License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.21	Supply Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.22	Guaranty, dated August 13, 2014 by the Company in favor of Asuragen, Inc., incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.23	Morris Corporate Center Lease, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 5, 2009.
10.24	First Amendment to Lease, dated May 24, 2017, by and between Brookwood MC Investors, LLC, Brookwood MC II, LLC, and the Company, incorporated by reference to Exhibit 10.52 of the Company’s Registration Statement on Form S-1 (333-218140), as amended, filed with the SEC on June 13, 2017.
10.25	Lease Agreement, dated March 31, 2017, by and between Saddle Lane Realty, LLC and the Company, incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-1 (333-218140), as amended on June 13, 2017.
10.26	First Amendment, dated September 26, 2017, by and between Saddle Lane Realty, LLC and Interpace Diagnostics Corporation, incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.27	Amendment No. 2 to Lease, dated March 15, 2018, between Saddle Lane Realty, LLC and Interpace Diagnostics Corporation, incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 23, 2018.
10.28

Fourth Lease Amendment (the “Amendment”) by and between Interpace Biosciences, Inc. and Saddle Lane Realty, LLC, dated as of October 31, 2022, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022.

10.29	Securities Purchase Agreement, dated July 15, 2019, by and between Interpace Diagnostics Group, Inc. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.30	Form of Voting Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.31	Equity Distribution Agreement, dated September 20, 2019, by and between Interpace Diagnostics Group, Inc. and Oppenheimer & Co. Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2019.
10.32	Securities Purchase and Exchange Agreement, dated January 10, 2020, by and among Interpace Biosciences, Inc., 1315 Capital II, L.P. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2020.
10.33	Amended and Restated Investor Rights Agreement, dated as of January 15, 2020, by and among Interpace Biosciences, Inc., 1315 Capital II, L.P. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020.
10.34	Support Agreement, dated April 7, 2020, by and between Ampersand 2018 Limited Partnership and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on October 19, 2020.
10.35	Termination Agreement, dated July 9, 2020, by and between Ampersand 2018 Limited Partnership and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on October 19, 2020.
10.36	Support Agreement, dated April 2, 2020, by and between 1315 Capital II, L.P. and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on October 19, 2020.

Exhibit No.	Description
10.37	Loan and Security Agreement by and between Comerica Bank, Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 13, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021.
10.38	Subordination Agreement by and between Ampersand 2018 Limited Partnership, 1315 Capital II. L.P., Comerica Bank Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 13, 2021, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021.
10.39	Loan and Security Agreement by and between BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 29, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.
10.40	First Amendment to Loan and Security Agreement by and between Comerica Bank, Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated November 1, 2021, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.
10.41	Subordination and Intercreditor Agreement by and between Comerica Bank, BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated as of November 1, 2021, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.
10.42	Loan and Security Agreement, dated November 13, 2018, by and among Silicon Valley Bank, Interpace Diagnostics Group, Inc., Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC, incorporated by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.43	Shared Services Agreement, dated August 31, 2022 by and among Interpace Biosciences, Inc., Interpace Pharma Solutions, Inc. and Flagship Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2022.
10.44*	Amendment to the Interpace Biosciences, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2022.
10.45*	Amendment to the Interpace Biosciences, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2022.
16.1	Letter from BDO USA, LP dated April 13, 2022, incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2022.
21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
23.1	Consent of BDO USA, LLP, filed herewith.
23.2	Consent of EisnerAmper, LLP, filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*	Denotes compensatory plan, compensation arrangement or management contract.

ITEM 16.	Form 10-K Summary

The Company has opted to not provide a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPACE BIOSCIENCES, INC.

Date: March 27, 2023	/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ Thomas W. Burnell	President, Chief Executive Officer and Director	March 27, 2023
Thomas W. Burnell	(Principal Executive Officer)

/s/ Thomas Freeburg	Principal Financial Officer	March 27, 2023
Thomas Freeburg	(Principal Financial and Accounting Officer)

/s/ Stephen J. Sullivan	Director	March 27, 2023
Stephen J. Sullivan

/s/ Joseph Keegan	Director	March 27, 2023
Joseph Keegan

/s/ Vijay Aggarwal	Director	March 27, 2023
Vijay Aggarwal

/s/ Robert Gorman	Chairman of the Board of Directors	March 27, 2023
Robert Gorman

/s/ Edward Chan	Director	March 27, 2023
Edward Chan

/s/ Fortunato Ron Rocca	Director	March 27, 2023
Fortunato Ron Rocca

Interpace Biosciences, Inc.

Index to Consolidated Financial Statements

and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Interpace Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Interpace Biosciences, Inc. and Subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes and the financial statement schedule identified in item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Variable Consideration in Revenue

As described in Note 1 to the consolidated financial statements, the Company’s clinical services derive revenue from the performance of its proprietary assays or tests. The Company’s performance obligation is fulfilled upon the completion, review and release of test results to the customer. The Company subsequently bills third-party payers or direct-bill payers for the tests performed. Revenue is recognized based on the estimated transaction price or net realizable value, which is determined based on historical collection rates by each payer category for each proprietary test offered by the Company. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price using the expected value method based on historical experience.

We identified the estimation of the variable consideration as a critical audit matter due to the significant judgement and estimation required by management in their assessment. This led to a high degree of auditor subjectivity and significant audit effort was required in performing our procedures and evaluating audit evidence relating to estimates and assumptions made by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our procedures included, among other things, (i) obtaining an understanding of management’s process and evaluating the design of controls related to revenue recognition; (ii) assessing the reasonableness of management’s estimates of variable consideration utilizing the expected value method based on its historical experience; (iii) comparing the Company’s estimates of variable consideration to the history of cash ultimately received from its payors; and (iv) testing the historical accuracy of cash collections used in the Company’s assumptions relating to variable consideration.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2022.

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Interpace Biosciences, Inc.

Parsippany, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Interpace Biosciences, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 , the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2021, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

We have served as the Company’s auditor from 2012 to 2022.

/s/ BDO USA, LLP

Woodbridge, New Jersey

March 31, 2022 Except for Note 4 as to which the date is March 27, 2023

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$4,828	$2,672
Restricted cash	-	250
Accounts receivable	5,032	4,672
Other current assets	2,294	1,479
Current assets of discontinued operations	-	3,093
Total current assets	12,154	12,166
Property and equipment, net	480	317
Other intangible assets, net	861	2,132
Operating lease right of use assets	2,439	1,284
Other long-term assets	45	141
Long-term assets of discontinued operations	-	22,387
Total assets	$15,979	$38,427

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,050	$1,374
Accrued salary and bonus	1,456	2,689
Other accrued expenses	8,419	8,462
Line of credit - current	2,500	-
Current liabilities of discontinued operations	858	3,157
Total current liabilities	14,283	15,682
Contingent consideration	518	1,383
Operating lease liabilities, net of current portion	1,848	520
Line of credit	-	1,500
Note payable at fair value	11,165	7,942
Other long-term liabilities	4,701	4,577
Long-term liabilities of discontinued operations	-	2,705
Total liabilities	32,515	34,309

Commitments and contingencies (Note 11)

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 shares Series B issued and outstanding	46,536	46,536

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,367,830 and 4,228,169 shares issued, respectively; 4,296,710 and 4,195,412 shares outstanding, respectively	405	403
Additional paid-in capital	187,516	186,106
Accumulated deficit	(249,017)	(227,059)
Treasury stock, at cost (71,120 and 32,757 shares, respectively)	(1,976)	(1,868)
Total stockholders’ deficit	(63,072)	(42,418)
Total liabilities and stockholders’ deficit	(30,557)	(8,109)

Total liabilities, preferred stock and stockholders’ deficit	$15,979	$38,427

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	For The Years
	Ended December 31,
	2022	2021

Revenue, net	$31,838	$33,117
Cost of revenue	13,607	14,314
Gross profit	18,231	18,803
Operating expenses:
Sales and marketing	9,125	9,177
Research and development	703	1,493
General and administrative	10,973	10,705
Transition expense	-	897
Loss on DiamiR transaction	-	13
Acquisition related amortization expense	1,270	3,192
Change in fair value of contingent consideration	(223)	(338)
Total operating expenses	21,848	25,139

Operating loss from continuing operations	(3,617)	(6,336)
Interest accretion expense	(158)	(496)
Related party interest	-	(424)
Note payable interest	(850)	(120)
Other expense, net	(1,211)	(366)
Loss from continuing operations before tax	(5,836)	(7,742)
Provision (benefit) for income taxes	29	(705)
Loss from continuing operations	(5,865)	(7,037)

Loss from discontinued operations, net of tax	(16,093)	(7,906)

Net loss	$(21,958)	$(14,943)

Basic and diluted loss per share of common stock:
From continuing operations	$(1.38)	$(1.70)
From discontinued operations	(3.80)	(1.91)
Net loss per basic and diluted share of common stock	$(5.18)	$(3.61)
Weighted average number of common shares and common share equivalents outstanding:
Basic	4,238	4,135
Diluted	4,238	4,135

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

					Additional
	Common Stock		Treasury Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance -December 31, 2020	4,075,257	$402	19,664	$(1,773)	$184,404	$(212,116)	$(29,083)
Issuance of common stock	152,912	1	-	-	334	-	335
Treasury stock purchased	-	-	13,093	(95)	-	-	(95)
Stock-based compensation expense	-	-	-	-	1,368	-	1,368
Net loss	-	-	-	-	-	(14,943)	(14,943)
Balance -December 31, 2021	4,228,169	$403	32,757	$(1,868)	$186,106	$(227,059)	$(42,418)
Issuance of common stock	139,652	2	-	-	106	-	108
Treasury stock purchased	-	-	38,363	(108)	-	-	(108)
Exercise of warrants	9	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,304	-	1,304
Net loss	-	-	-	-	-	(21,958)	(21,958)
Balance -December 31, 2022	4,367,830	$405	71,120	$(1,976)	$187,516	$(249,017)	$(63,072)

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For The Years Ended December 31,
	2022	2021

Cash Flows From Operating Activities
Net loss	$(21,958)	$(14,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,560	5,374
Interest accretion expense	158	496
Bad debt recovery	-	(140)
Goodwill impairment	8,433	-
Intangible asset impairment	3,964	-
Amortization of deferred financing fees	60	122
Interest - note payable	-	120
Note payable fees	-	312
Stock-based compensation	1,258	1,255
ESPP expense	46	113
Change in fair value of note payable	1,223	(58)
Deferred income taxes	(93)	38
Change in fair value of contingent consideration	(223)	(338)
Other gains and expenses, net	(71)	61
Other changes in operating assets and liabilities:
Accounts receivable	(133)	2,148
Other current assets	(216)	28
Other long-term assets	34	(118)
Accounts payable	(735)	(1,817)
Accrued salaries and bonus	(1,421)	(137)
Accrued liabilities	(749)	(1,086)
Long-term liabilities	171	(149)
Net cash used in operating activities	(7,692)	(8,719)

Cash Flows From Investing Activity
Proceeds from sale of Interpace Pharma Solutions, net	6,528	-
Purchase of property and equipment	(322)	(354)
Sale of property and equipment	-	39
Net cash provided by (used in) investing activities	6,206	(315)

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	108	335
Loan proceeds - related parties	-	7,500
Loan proceeds - BroadOak	-	8,000
Loan expenses - BroadOak	-	(312)
Payment of related party note and related interest	-	(7,924)
Financing fees - related party	-	(123)
Proceeds from convertible debt issuance	2,000	-
Borrowings on line of credit	1,000	1,500
Cash paid for repurchase of restricted shares	(108)	-
Net cash provided by financing activities	3,000	8,976

Net increase (decrease) in cash, cash equivalents and restricted cash	1,514	(58)
Cash, cash equivalents and restricted cash from continuing operations– beginning	2,922	1,236
Cash, cash equivalents and restricted cash from discontinued operations– beginning	392	2,136
Cash, cash equivalents and restricted cash – beginning	$3,314	$3,372
Cash, cash equivalents and restricted cash from continuing operations– ending	$4,828	$2,922
Cash, cash equivalents and restricted cash from discontinued operations– ending	-	392
Cash, cash equivalents and restricted cash – ending	$4,828	$3,314

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

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of Interpace Biosciences, Inc. fka Interpace Diagnostics Group, Inc., Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC.

Discontinued operations include the Company’s wholly-owned subsidiaries: Group DCA, LLC (“Group DCA”), InServe Support Solutions (Pharmakon), TVG, Inc. (TVG, dissolved December 31, 2014) its Commercial Services (“CSO”) business unit and its Interpace Pharma Solutions business (“Pharma Solutions”) which was sold on August 31, 2022. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has one reporting segment: the Company’s clinical services business. The Company’s current reporting segment structure is reflective of the way the Company’s management views the business, makes operating decisions and assesses performance. This structure allows investors to better understand Company performance, better assess prospects for future cash flows, and make more informed decisions about the Company.

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include accounting for valuation allowances related to deferred income taxes, contingent consideration, notes payable, allowances for doubtful accounts and notes, revenue recognition, unrecognized tax benefits, and asset impairments involving other intangible assets. The Company periodically reviews these matters and reflects changes in estimates as appropriate. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash accounts, money market investments and highly liquid investment instruments with original maturity of three months or less at the date of purchase.

Accounts Receivable, Net

The Company’s accounts receivables represent unconditional rights to consideration and are generated using its proprietary tests. The Company’s clinical services are fulfilled upon completion of the test, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payer or direct-bill payer. Contractual adjustments represent the difference between the list prices and the reimbursement rates set by third party payers, including Medicare, commercial payers, and amounts billed to direct-bill payers. Specific accounts may be written off after several appeals, which in some cases may take longer than twelve months. The opening accounts receivable balance as of January 1, 2021 was $4.4 million.

Other current assets

Other current assets consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Lab supplies	$1,224	$825
Prepaid expenses	390	584
Funds in escrow	500	-
Other	180	70
Total other current assets	$2,294	$1,479

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is recognized on a straight-line basis, using the estimated useful lives of: seven to twelve years for furniture and fixtures; two to five years for office and computer equipment; three to twelve years for lab equipment; and leasehold improvements are amortized over the shorter of the estimated service lives or the terms of the related leases which are currently one to five years. Repairs and maintenance are charged to expense as incurred. Upon disposition, the asset and related accumulated depreciation and amortization are removed from the related accounts and any gains or losses are reflected in operations.

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

The Company reviews the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the related asset group, an impairment loss is recognized by reducing the recorded value of the asset group to its fair value. This analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.

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

We regularly review the ultimate amounts received from the third-party and direct-bill payers and related estimated reimbursement rates and adjust the net realizable values (“NRV’s”) and related contractual allowances accordingly. If actual collections and related NRV’s vary significantly from our estimates, we will adjust the estimates of contractual allowances, which affects net revenue in the period such variances become known. The Company recorded an NRV adjustment of $0.7 million as a reduction of revenue during the second quarter of 2022 to record the impact on revenue recorded during the first quarter of 2022. See Note 3, Going Concern, for more details.

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

Stock-Based Compensation

The compensation cost associated with the granting of stock-based awards is based on the grant date fair value of the stock award. The Company recognizes the compensation cost, net of estimated forfeitures, over the shorter of the vesting period or the period from the grant date to the date when retirement eligibility is achieved. Forfeitures are initially estimated based on historical information and subsequently updated over the life of the awards to ultimately reflect actual forfeitures. As a result, changes in forfeiture activity can influence the amount of stock compensation cost recognized from period to period. The Company primarily uses the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards is made on the date of grant and is affected by the Company’s stock price as well as assumptions made regarding a number of complex and subjective variables. These assumptions include: expected stock price volatility over the term of the awards; actual and projected employee stock option exercise behaviors; the risk-free interest rate; and expected dividend yield. The fair value of restricted stock units, or RSUs, and restricted shares is equal to the closing stock price on the date of grant. In 2020, the Company issued performance-based options and RSUs based on achieving stock price or certain other financial metrics. These require the Company to assess the likelihood of achieving certain performance milestones on a quarterly basis. In these instances, the Company was assisted in the initial valuation model by a third party valuation professional.

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

Income taxes

Income taxes are based on income for financial reporting purposes calculated using the Company’s annual tax rate and reflect a current tax liability or asset for the estimated taxes payable or recoverable on the current year tax return and expected annual changes in deferred taxes. Any interest or penalties on income tax are recognized as a component of income tax expense.

The Company accounts for income taxes using the asset and liability method. This method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax basis and financial reporting basis of the Company’s assets and liabilities based on enacted tax laws and rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability. A valuation allowance is established, when necessary, to reduce the deferred income tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

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

Income (Loss) per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the year including any unvested share-based payment awards that contain nonforfeitable rights to dividends. Diluted earnings per common share are computed by dividing net income by the sum of the weighted average number of shares outstanding and dilutive common shares under the treasury method. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid), are participating securities and are included in the computation of earnings per share pursuant to the two-class method. As a result of the losses incurred in both 2022 and 2021, the potentially dilutive common shares have been excluded from the earnings per share computation for these periods because its inclusion would have been anti-dilutive. Additionally, preferred shares have been excluded in the denominator of the earnings per share computation, on an if-converted basis, as such shares would have been anti-dilutive.

2. Recent Accounting Standards

Accounting Pronouncements Pending Adoption

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments are effective for the Company beginning January 1, 2023. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company does not expect this will have a material impact on its consolidated financial statements.

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

3. Going Concern

In October 2021, the Company entered into a $7.5 million revolving credit facility with Comerica Incorporated (“Comerica”)(the “Comerica Loan Agreement”). See Note 19, Revolving Line of Credit, for more details. Also in October 2021, the Company entered into an $8.0 million term loan with BroadOak Fund V, L.P. (“BroadOak”)(the “BroadOak Term Loan”), the proceeds of which were used to repay in full at their maturity the existing secured promissory note with Ampersand Capital Partners (“Ampersand”) (the “Ampersand Note”) and 1315 Capital II, L.P (“1315 Capital”)(the “1315 Capital Note”). In May 2022, the Company entered into a Subordinated Convertible Promissory Note agreement with BroadOak for an additional $2.0 million (the “Convertible Note”), which was converted into a subordinated term loan and was added to the outstanding BroadOak Term Loan balance. See Note 13, Notes Payable, for more details.

In January 2022, the Company’s registration statement for a rights offering filed with the Securities and Exchange Commission (SEC) became effective; however, the rights offering was subsequently terminated later in January 2022 when the Company announced that the Centers for Medicare & Medicaid Services, or CMS, issued a new billing policy whereby CMS will no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. However, on February 28, 2022, the Company announced that the National Correct Coding Initiative (NCCI) program issued a response on behalf of CMS stating that the January 2022 billing policy reimbursement change for ThyGeNEXT® (0245U) and ThyraMIR® (0018U) tests has been retroactively reversed to January 1, 2022. In May 2022, the Company was notified by CMS/NCCI that processing of claims for dates of service after January 1, 2022 would be completed beginning July 1, 2022. However, on June 9, 2022, the Company was notified that Novitas re-priced ThyGeNEXT® (0245U) from $2,919 to $806.59 retroactively effective to January 1, 2022. On July 20, 2022 the Clinical Diagnostic Laboratory Tests (CDLT) Advisory Panel affirmed a gapfill price for ThyGeNEXT® of $806.59. As a result of the ThyGeNEXT® pricing change, the Company reduced its net realizable value, or NRV rates, for ThyGeNEXT® Medicare billing to reflect the $806.59 pricing for tests performed during the second quarter of 2022. In addition, in order to reflect the retroactive pricing change to January 1, 2022, the Company recorded an NRV adjustment of $0.7 million during the second quarter of 2022 to reduce revenue recorded during the first quarter of 2022. Effective January 1, 2023, the gapfill price for ThyGeNEXT® was set at $1,266.07.

Further, along with many laboratories, the Company may be affected by the Proposed Local Coverage Determination (“LCD”) DL39365, which was posted on June 9, 2022 and is currently under consideration by our local Medicare Administrative Contractor, Novitas. If finalized, this Proposed LCD, which governs “Genetic Testing for Oncology,” could impact the existing LCD for one of our molecular tests, PancraGEN®. If Novitas restricts coverage for PancraGEN®, the Company’s liquidity could be negatively impacted beginning in Fiscal 2023.

On August 31, 2022, the Company closed on the sale of its Pharma Solutions business for a total purchase price of $6,560,000 after adjustments. In addition, we received the earnout payment of $1,043,000. See Note 4, Discontinued Operations.

For the year ended December 31, 2022, the Company had an operating loss from continuing operations of $3.6 million. As of December 31, 2022, the Company had cash and cash equivalents of $4.8 million, total current assets of $12.2 million and current liabilities of $14.3 million. As of March 17, 2023, the Company had approximately $5.7 million of cash on hand, excluding restricted cash.

The Company may not generate positive cash flows from operations for the year ending December 31, 2023. The Company intends to meet its ongoing capital needs by using its available cash and availability under the Comerica Loan Agreement, as well as through targeted margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options and other strategic alternatives. However, if the Company is unable to meet the financial covenants under the Comerica Loan Agreement, the revolving line of credit and notes payable will become due and payable immediately. As of March 27, 2023, the Company had $1.5 million available under the Loan Agreement.

The Company continues to explore various strategic alternatives, dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources in order to provide additional liquidity. With the delisting of its common stock from Nasdaq in February 2021, the Company’s ability to raise additional capital on terms acceptable to it has been adversely impacted. There can be no assurance that the Company will be successful in obtaining such funding on terms acceptable to it.

The Company’s consolidated financial statements assumes the Company will continue as a going concern. Its ability to continue as a going concern depends on having working capital for vendor payments, meeting short-term obligations on other accrued liabilities, and amongst other requirements, making interest payments on its debt obligations. Without positive operating margins and sufficient working capital and the ability to meet its debt obligations, our business will be jeopardized and we may not be able to continue in our current structure, if at all. Under these circumstances, the Company would likely have to consider other options, such as selling assets, raising additional debt or equity capital, cutting costs or otherwise reducing our cash requirements, or negotiating with our creditors to restructure our applicable obligations. With the proceeds received from the sale of the Pharma Solutions business, as well as the expected improvement in future operating cash flows associated with the disposition, as of the date of this filing, the Company anticipates that current cash and cash equivalents and forecasted cash receipts will be sufficient to meet its anticipated cash requirements through the next twelve months.

4. Discontinued Operations

On August 31, 2022, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Flagship Biosciences, Inc. (the “Purchaser”) pursuant to which the Purchaser agreed to (i) acquire substantially all of the assets of Interpace Pharma Solutions, Inc. used in its business of complex molecular analysis for the early diagnosis and treatment of cancer and supporting the development of targeted therapeutics (the “Business”) and (ii) assume and pay certain liabilities related to the purchased assets (collectively, the “Transaction”). The Transaction closed on August 31, 2022.

As consideration for the Transaction, Interpace received a total sale price of approximately $6.2 million after working capital and other adjustments ($0.5 million of which has been deposited into escrow). In addition, the Purchaser paid the Company an earnout of approximately $1.0 million based on revenue for the period beginning September 1, 2021 and ending August 31, 2022.

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

The Purchaser is identified as a related party as an affiliate of Ampersand and an affiliate of BroadOak and have each provided equity financing to the Purchaser. Collectively, they own a majority of the Purchaser’s outstanding equity securities and are represented on its Board of Directors.

The Company intends to use the remaining net proceeds to fund its future business activities and for general working capital purposes. As a result of the sale, the gain on sale and all operations from Interpace Pharma Solutions have been classified as discontinued operations for all periods presented.

A reconciliation of the accounting for the Company’s Pharma Solutions business is as follows:

Gain on Sale

Purchase price	$7,000
Earnout received	1,043
Working capital adjustment, net	(766)
Less: transaction costs	(307)
Total net consideration	$6,970
Assets and liabilities disposed of, net (1)	(6,970)
Gain on sale	$-

(1)	includes goodwill and intangible assets written down prior to the Transaction. The goodwill write-down was approximately $8.4 million and the write-down of intangible assets was approximately $3.8 million.

The components of assets and liabilities classified as discontinued operations consist of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Accounts receivable, net	$-	$1,486
Other	-	1,607
Current assets of discontinued operations	-	3,093
Property and equipment, net	-	6,032
Other intangible assets, net	-	5,155
Goodwill	-	8,433
Other	-	2,767
Long-term assets of discontinued operations	-	22,387
Total assets	$-	$25,480

Accounts payable	-	1,320
Accrued salary and bonus	92	335
Other (1)	766	1,502
Current liabilities of discontinued operations	858	3,157
Operating lease liabilities, net of current portion	-	2,634
Other	-	71
Long-term liabilities of discontinued operations	-	2,705
Total liabilities	$858	$5,862

(1)	Includes $766 of liabilities related to the former Commercial Services business unit.

The table below presents the significant components of its former Pharma Solutions business unit’s results included within loss from discontinued operations, net of tax in the consolidated statements of operations for the years ended December 31, 2022 and 2021.

	For The Years Ended
	December 31,
	2022	2021

Revenue, net	$5,678	$8,197

Loss from discontinued operations	(15,968)	(7,671)
Gain (loss) on sale of Pharma Solutions	-	-
Income tax expense	125	235
Loss from discontinued operations, net of tax	$(16,093)	$(7,906)

The income tax expense for the years ended December 31, 2022 and December 31, 2021 primarily pertained to the interest accrued on uncertain tax position liabilities.

Cash used from discontinued operations, operating activities, for the year ended December 31, 2022 was approximately $2.8 million. There was cash provided by discontinued operations, investing activities, for the year ended December 31, 2022 of $6.5 million which pertained to the net proceeds received from the Pharma Solutions sale. Cash used from discontinued operations, operating activities, for the year ended December 31, 2021 was approximately $4.9 million. There was cash used from discontinued operations, investing activities, for the year ended December 31, 2021 of $0.1 million. Depreciation and amortization expense within discontinued operations for the years ended December 31, 2022 and December 31, 2021 was $1.1 million and $1.8 million, respectively.

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

			Fair Value Measurements
	As of December 31, 2022		As of December 31, 2022
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
			(unaudited)
Liabilities:
Contingent consideration:
Asuragen (1)	$1,088	$1,088	$-	$-	$1,088
Other accrued expenses:
Warrant liability (2)	-	-	-	-	-
Note payable:
BroadOak loan	10,000	11,165	-	-	11,165
	$11,088	$12,253	$-	$-	$12,253

			Fair Value Measurements
	As of December 31, 2021		As of December 31, 2021
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration:
Asuragen	$1,871	$1,871	$-	$-	$1,871
Other accrued expenses:
Warrant liability	71	71	-	-	71
Note payable:
BroadOak loan	8,000	7,942	-	-	7,942
	$9,942	$9,884	$-	$-	$9,884

(1)(2)	See Note 10, Accrued Expenses and Long-Term Liabilities

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

The Company records the BroadOak loan at fair value. The fair value of the loan is determined by a probability-weighted approach regarding the loan’s change in control feature. See Note 13, Notes Payable, for more details. The fair value measurement is based on the estimated probability of a change in control and thus represents a Level 3 measurement.

						Adjustment
					Accretion/	to Fair Value/
	December 31, 2021	Issued	Reclassified	Transferred to Accrued Expenses	Interest Accrued	Mark to Market	December 31, 2022

Asuragen	$1,871	$-	$-	$(718)	$158	$(223)	$1,088

Underwriters Warrants	71	-	-	-	-	(71)	-

BroadOak loans	7,942	-	2,000	-	-	1,223	11,165

BroadOak Convertible Note	-	2,000	(2,000)	-	-	-	-
	$9,884	$2,000	$-	$(718)	$158	$929	$12,253

Certain of the Company’s non-financial assets, such as other intangible assets are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

6. Property and Equipment

Property and equipment consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Furniture and fixtures	$69	$62
Lab and office equipment	2,243	1,944
Computer equipment	233	217
Internal-use software	139	139
Leasehold improvements	175	175
Property and equipment	2,859	2,537
Less accumulated depreciation and amortization	(2,379)	(2,220)
Net property and equipment	$480	$317

Depreciation and amortization expense from continuing operations was approximately $0.2 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. There was zero internal-use software amortization expense included in depreciation and amortization expense in 2022.

7. Goodwill and Other Intangible Assets

The net carrying value of the identifiable intangible assets from all acquisitions within continuing operations as of December 31, 2022 and December 31, 2021 are as follows:

		As of December 31, 2022	As of December 31, 2021
	Life	Carrying	Carrying
	(Years)	Amount	Amount

Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	6,682	6,682

CLIA Lab	2.3	609	609

Total		$31,951	$31,951

Accumulated Amortization		(31,090)	(29,819)

Net Carrying Value		$861	$2,132

Amortization expense from continuing operations was approximately $1.3 million and $3.2 million for the years ended December 31, 2022 and 2021, respectively. The remaining amortization expense of $0.9 million will be amortized in 2023.

8. Leases

The Company leases facilities and certain equipment under agreements classified as operating leases, which expire at various dates through June 2028. Substantially all of the property leases provide for increases based upon use of utilities and landlord’s operating expenses as well as pre-defined rent escalations. Total expense from continuing operations under these agreements for the years ended December 31, 2022 and 2021 was approximately $0.9 million and $0.7 million, respectively.

The table below presents the lease-related assets and liabilities recorded in the Consolidated Balance Sheet:

	Classification on the Balance Sheet	December 31, 2022	December 31, 2021

Assets
Operating lease assets	Operating lease right of use assets	2,439	1,284
Total lease assets		$2,439	$1,284

Liabilities
Current
Operating lease liabilities	Other accrued expenses	578	762
Total current lease liabilities		$578	$762
Noncurrent
Operating lease liabilities	Operating lease liabilities, net of current portion	1,848	520
Total long-term lease liabilities		1,848	520
Total lease liabilities		$2,426	$1,282

The weighted average remaining lease term for the Company’s operating leases was 5.0 years as of December 31, 2022 and 6.4 years as of December 31, 2021 and the weighted average discount rate for those leases was 11.7% and 6.5% as of December 31, 2022 and December 31, 2021, respectively. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.”

The table below reconciles the undiscounted cash flows to the lease liabilities recorded on the Company’s Consolidated Balance Sheet as of December 31, 2022:

Operating Leases
2023	$832
2024	575
2025	450
2026	550
2027-2028	825
Total minimum lease payments	3,232
Less: amount of lease payments representing effects of discounting	806
Present value of future minimum lease payments	2,426
Less: current obligations under leases	578
Long-term lease obligations	$1,848

9. Retirement Plans

The Company offers an employee 401(k) saving plan. Under the Interpace Biosciences, Inc. 401(k) Plan, employees may contribute up to 50% of their pre- or post-tax base compensation. The Company currently offers a safe harbor matching contribution equal to 100% of the first 3% of the participant’s contributed base salary plus 50% of the participant’s base salary contributed exceeding 3% but not more than 5%. Participants are not allowed to invest any of their 401(k) funds in the Company’s common stock. The Company’s total contribution expense from continuing operations related to the 401(k) plan for the years ended December 31, 2022 and December 31, 2021 was approximately $0.3 million and $0.2 million, respectively.

10. Accrued Expenses and Other Long-Term Liabilities

Other accrued expenses consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Accrued royalties	$4,909	$3,890
Contingent consideration	569	488
Operating lease liability	578	762
Interest payable	-	120
Warrant liability	-	71
Accrued sales and marketing - diagnostics	40	47
Accrued lab costs - diagnostics	167	228
Accrued professional fees	641	932
Taxes payable	262	222
Unclaimed property	565	565
All others	688	1,137
Total other accrued expenses	$8,419	$8,462

Other long-term liabilities consisted of uncertain tax positions as of December 31, 2022 and 2021.

11. Commitments and Contingencies

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

12. Mezzanine Equity

Redeemable Preferred Stock

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

Voting

On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series B Preferred Stock will be entitled to cast the number of votes equal to the number of whole shares of the Company’s Common Stock into which the shares of Series B Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Certificate of Designation”), holders of Series B Preferred Stock will vote together with the holders of Common Stock as a single class and on an as-converted to Common Stock basis.

Director Designation Rights

The Certificate of Designation also provides each Investor with the following director designation rights: for so long such Investor holds at least sixty percent (60%) of the Series B Preferred Stock issued to it on the Issuance Date (as defined therein), such Investor will be entitled to elect two directors to the Company’s Board of Directors (the “Board”), provided that one of the directors qualifies as an “independent director” under Rule 5605(a)(2) of the listing rules of the Nasdaq Stock Market (or any successor rule or similar rule promulgated by another exchange on which the Company’s securities are then listed or designated) (“Independent Director”). However, if at any time such Investor holds less than sixty percent (60%), but at least forty percent (40%), of the Series B Preferred Stock issued to them on the Issuance Date, such Investor would only be entitled to elect one director to the Board. Any director elected pursuant to the terms of the Certificate of Designation may be removed without cause by, and only by, the affirmative vote of the holders of Series B Preferred Stock. A vacancy in any directorship filled by the holders of Series B Preferred Stock may be filled only by vote or written consent in lieu of a meeting of such holders of Series B Preferred Stock or by any remaining director or directors elected by such holders of Series B Preferred Stock.

Conversion

The Certificate of Designation provides that from and after the Issuance Date and subject to the terms of the Certificate of Designation, each share of Series B Preferred Stock is convertible, at any time and from time to time, at the option of the holder into a number of shares of Common Stock equal to dividing the amount equal to the greater of the Stated Value of such Series B Preferred Stock, plus any dividends declared but unpaid thereon, or such amount per share as would have been payable had each such share been converted into Common Stock immediately prior to a liquidation, by six dollars ($6.00) (subject to adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization affecting such shares). The aggregate number of shares of Common Stock that may be issued through conversion of all of the New Investment Shares and Exchange Shares is 7,833,334 shares (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares).

Mandatory Conversion

If the Company consummates the sale of shares of Common Stock to the public in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act pursuant to which the price of the Common Stock in such offering is at least equal to twelve dollars ($12.00) (subject to adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization affecting such shares) and such offering does not include warrants (or any other convertible security) and results in at least $25,000,000.00 in proceeds, net of the underwriting discount and commissions, to the Company, and the Common Stock continues to be listed for trading on the Nasdaq Capital Market or another exchange, all outstanding shares of Series B Preferred Stock will automatically be converted into shares of Common Stock, at the then effective Series B Conversion Ratio (as defined in the Certificate of Designation).

Liquidation

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company or Deemed Liquidation (as defined in the Certificate of Designation) (a “Liquidation”), the holders of shares of Series B Preferred Stock then outstanding will be entitled to be paid out of the assets of the Company available for distribution to its stockholders (on a pari passu basis with the holders of any class or series of preferred stock ranking on liquidation on a parity with the Series B Preferred Stock), and before any payment will be made to the holders of Common Stock or any other class or series of preferred stock ranking on liquidation junior to the Series B Preferred Stock by reason of their ownership thereof, an amount per share of Series B Preferred Stock equal to the greater of (i) the Stated Value of such share of Series B Preferred Stock, plus any dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had each such share been converted into Common Stock immediately prior to such Liquidation.

As of December 31, 2022 and December 31, 2021, there were 47,000 Series B issued and outstanding shares of preferred stock which on an as converted basis are equal to 7,833,334 shares of common stock.

13. Notes Payable

BroadOak Loan

On October 29, 2021, the Company and its subsidiaries entered into the BroadOak Loan Agreement, providing for a term loan in the aggregate principal amount of $8,000,000 (the “Term Loan”). Funding of the Term Loan took place on November 1, 2021. The Term Loan matures upon the earlier of (i) October 31, 2024 or (ii) the occurrence of a change in control, and bears interest at the rate of 9% per annum. The Term Loan is secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets and is subordinate to the Company’s $7,500,000 revolving credit facility with Comerica Bank. See Note 18 Revolving Line of Credit. The Term Loan had an origination fee of 3% of the Term Loan amount, and a terminal payment equal to (i) 15% of the original principal amount of the Term Loan if the change of control occurs on or prior to the first anniversary of the funding of the Term Loan, (ii) 20% of the original principal amount of the Term Loan if the change of control occurs after the first anniversary but on or prior to the second anniversary of the funding of the Term Loan and (iii) 30% of the original principal amount of the Term Loan if the change of control occurs after the second anniversary of the funding of the Term Loan, or if the Term Loan is repaid on its maturity date.

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

BroadOak Convertible Note

On May 5, 2022, the Company issued a Convertible Note to BroadOak, pursuant to which BroadOak funded an aggregate principal amount of $2 million (the “Convertible Debt”).

The Convertible Note was to be converted into shares of common stock of the Company in connection with, and upon the consummation of, a private placement transaction pursuant to which the Company would issue common stock to certain investors, and such conversion would be subject to the same terms and conditions (including purchase price per share) applicable to the purchase of common stock of the Company by such investors. Since the private placement transaction was not consummated by August 5, 2022 (the “Maturity Date”), the Convertible Note was converted into an additional term loan advance under the Company’s existing BroadOak Loan Agreement on the Maturity Date. The Convertible Debt bore interest at a fixed rate of 9.0% per annum and was unsecured. There were no scheduled amortization payments prior to the Maturity Date. The Convertible Note contained customary representations and warranties and customary events of default.

The Company entered into a) a consent letter (the “Comerica Consent”) with Comerica, pursuant to which Comerica consented to the issuance of the Convertible Note, the incurrence of the Convertible Debt and the conversion of the Convertible Debt into common stock of the Company or an additional term loan advance under the BroadOak Loan Agreement.

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

On September 29, 2021, the Company and Ampersand amended the Ampersand Note to change its maturity date to the earlier of (a) October 31, 2021 and (b) the date on which all amounts become due upon the occurrence of any event of default as defined in the Ampersand Note. On September 29, 2021, the Company and 1315 Capital amended the 1315 Capital Note to change its maturity date in a similar manner. The Company used the proceeds of the BroadOak Term Loan discussed above to repay in full all outstanding indebtedness under the promissory notes with Ampersand, in the amount of $4.5 million, and 1315 Capital, in the amount of $3 million.

14. Warrants

Warrants outstanding and warrant activity for the year ended December 31, 2022 are as follows:

Description	Classification	Exercise Price	Expiration Date	Warrants Issued	Balance December 31, 2021	Warrants Exercised	Warrants Cancelled/ Expired	Balance December 31, 2022

Private Placement Warrants, issued January 25, 2017	Equity	$46.90	June 2022	85,500	85,500	-	(85,500)	-
RedPath Warrants, issued March 22, 2017	Equity	$46.90	September 2022	10,000	10,000	-	(10,000)	-
Underwriters Warrants, issued June 21, 2017	Liability	$13.20	December 2022	57,500	53,500	-	(53,500)	-
Base & Overallotment Warrants, issued June 21, 2017	Equity	$12.50	June 2022	1,437,500	870,214	(9)	(870,205)	-
Warrants issued October 12, 2017	Equity	$18.00	April 2022	320,000	320,000	-	(320,000)	-
Underwriters Warrants, issued January 25, 2019	Equity	$9.40	January 2022	65,434	65,434	-	(65,434)	-

				1,975,934	1,404,648	(9)	(1,404,639)	-

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

The Company primarily uses the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatility is based on historical volatility. As there is no trading volume for the Company’s options, implied volatility is not representative of the Company’s current volatility so the historical volatility of the Company’s common stock is determined to be more indicative of the Company’s expected future stock performance. The expected life is determined using the safe-harbor method. The Company expects to use this simplified method for valuing employee options until more detailed information about exercise behavior becomes available over time. The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company estimates forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The Company recognizes compensation cost, net of estimated forfeitures, arising from the issuance of stock options on a straight-line basis over the vesting period of the grant.

The Company began an employee stock purchase plan in 2020 and recognized approximately $46,000 and $0.1 million in expense related to that plan for the years ended December 31, 2022 and 2021, respectively. The Company suspended its plan in July 2022 as there were no shares available in the original authorized shares pool. In November 2022, the shareholders approved an increase to the pool of an additional one million shares.

As of December 31, 2022, we have reserved 776,849 shares of our common stock for issuance under our 2019 Equity Incentive Plan and 1,000,007 shares of our common stock for issuance under our Employee Stock Purchase Plan and 1,672,746 additional shares available for future grants of awards under our 2019 Equity Incentive Plan.

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

The following table provides the weighted average assumptions used in determining the fair value of the stock options granted during the years ended December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021

Risk-free interest rate	1.75%	0.79%
Expected life	6.0 years	6.0 years
Expected volatility	129.88%	134.73%
Dividend yield	-	-

The weighted-average fair value of stock options granted during the year ended December 31, 2022 was estimated to be $4.50. The weighted-average fair value of stock options granted during the year ended December 31, 2021 was estimated to be $4.64. There were no options exercised in 2022. There were 13,042 options exercised in 2021.

Stock-based compensation from continuing operations for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
RSUs and restricted stock	$498	$370
Performance-based awards	71	107
Options	622	555
Total stock-based compensation expense	$1,191	$1,032

A summary of stock option activity for the year ended December 31, 2022, and changes during such year, is presented below:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Grant	Contractual	Intrinsic
	Shares	Price	Period (in years)	Value
Outstanding at January 1, 2022	632,511	$6.89	8.40	$-
Granted	41,000	5.03	9.01	-
Forfeited or expired	(145,667)	7.91	-	-
Outstanding at December 31, 2022	527,844	6.46	7.57	-

Exercisable at December 31, 2022	270,080	7.39	7.16	-

Vested and expected to vest	518,511	6.47	7.55	-

A summary of the change in of the Company’s non-vested options for the year ended December 31, 2022 is presented below:

	Shares	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2022	422,476	$4.78
Granted	41,000	4.50
Vested	(142,709)	5.02
Forfeited	(63,003)	4.69
Nonvested at December 31, 2022	257,764	$4.63

The aggregate fair value of options vested during the years ended December 31, 2022 and 2021 was $0.7 million and $0.8 million, respectively. The weighted-average grant date fair value of options vested during the year ended December 31, 2021 was $6.54.

A summary of the Company’s non-vested shares of restricted stock and restricted stock units for the year ended December 31, 2022, and changes during such year, is presented below:

		Weighted-	Average
		Average	Remaining	Aggregate
		Grant Date	Vesting	Intrinsic
	Shares	Fair Value	Period (in years)	Value
Nonvested at January 1, 2022	328,939	$3.67	1.34	$2,467,043
Granted	74,000	6.18	-	-
Vested	(113,932)	4.88	-	-
Forfeited	(40,002)	6.15	-	-
Nonvested at December 31, 2022	249,005	$3.47	0.98	$258,965

The aggregate fair value of restricted stock units vested during each of the years ended December 31, 2022 and 2021 was $0.6 million and $0.3 million, respectively.

As of December 31, 2022, there was approximately $0.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock units which will be expensed over the next three years.

16. Revenue Sources

The Company’s clinical services customers consist primarily of physicians, hospitals and clinics. Its revenue channels include Medicare, Medicare Advantage, Medicaid, Client Billings (hospitals, etc.), and commercial payers. The following sets forth the net revenue generated by revenue channel accounting for more than 10% of the Company’s revenue from continuing operations during the years ended December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and December 31, 2021, revenue from Medicare was approximately 45% and 54% of total revenue, respectively.

	Years Ended December 31,
Customer	2022	2021
Medicare	$14,413	$17,778
Medicare Advantage	$4,384	$5,859
Commercial Payors	$7,154	$5,555
Client Billings	$5,679	$3,752

17. Income Taxes

The provision (benefit) from income taxes on continuing operations for the years ended December 31, 2022 and 2021 is comprised of the following:

	2022	2021
Current:
Federal	$-	$-
State	29	(705)
Total current	29	(705)

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Provision (benefit) from income taxes	$29	$(705)

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets. The Company’s recent operating results and projections of future income weighed heavily in the Company’s overall assessment. As a result of this analysis, the Company continues to maintain a full valuation allowance against its federal and state net deferred tax assets at December 31, 2022 as the Company believes that it is more likely than not that these assets will not be realized.

The tax effects of significant items comprising the Company’s deferred tax assets and (liabilities) as of December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
Federal net operating loss carryforwards	$26,713	$24,923
State net operating loss carryforwards	3,639	3,498
Compensation	2,059	1,844
Allowances and reserves	395	585
Intangible assets	3,584	571
State taxes	987	942
Credit carryforward	1	2
163(j) interest	1,279	1,047
Leases	(3)	41
Deferred revenue	94	95
Capitalized 174	158	-
Valuation allowance	(38,256)	(33,170)
	650	378
Deferred tax liability:

Property and equipment	(650)	(471)
Deferred tax liability-net valuation allowance	$-	$(93)

The Company’s deferred tax asset and deferred tax liabilities are included within Other long-term liabilities, within the consolidated balance sheet as of December 31, 2022 and 2021. Federal tax attribute carryforwards at December 31, 2022, consist primarily of approximately $127.2 million of federal net operating losses. In addition, the Company has approximately $59.1 million of state net operating losses carryforwards post 382 ownership change. The utilization of the federal carryforwards as an available offset to future taxable income is subject to limitations under federal income tax laws. Under current federal income tax law, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of Federal Taxable Income, and current state net operating losses not utilized begin to expire this year.

The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL, and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, as well as similar state tax provisions. The amount of the annual limitation, if any, will be determined based on the value of our company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. Additionally, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, therefore, we may not be able to take full advantage of these carry forwards for federal income tax purposes. During 2021, the Company completed a 382 assessment of the available NOLs under Section 382 and determined that the Company underwent an ownership change on March 30, 2017 and July 15, 2019 and as a result, NOLs attributable to the pre-ownership change are subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to the multiple ownership changes. The Company has adjusted their NOL carryforwards to address the impact of the 382 ownership change. Federal Net Operating Losses of $71.2 million are subject to annual limitation as of the ownership changes for ownership changes. The remaining $56.0 million of NOLs incurred post July 15, 2019 are not subject to any annual limitation and can be carried forward indefinitely.

A reconciliation of the difference between the federal statutory tax rates and the Company’s effective tax rate from continuing operations is as follows:

	2022	2021
Federal statutory rate	21.0%	21.0%
State income tax rate, net of Federal tax benefit	3.6%	4.3%
Meals and entertainment	(0.4)%	(0.2)%
Valuation allowance	(24.7)%	(25.4)%
NJ NOL credit sale	0.0%	9.4%
Effective tax rate	(0.5)%	9.1%

The following table summarizes the change in uncertain tax benefit reserves for the two years ended December 31, 2022:

Unrecognized
Tax Benefits

Balance of unrecognized benefits as of January 1, 2021	$877
Additions for tax positions of prior years	-
Balance as of January 1, 2022	$877
Additions for tax positions of prior years	-
Balance as of December 31, 2022	$877

As of December 31, 2022 and 2021, the total amount of gross unrecognized tax benefits was $0.9 million and $0.9 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2022 and 2021 was $0.9 million and $0.9 million, respectively.

The Company recognized interest and penalties of $0.2 million and $0.2 million, respectively, related to uncertain tax positions in income tax expense during each of the years ended December 31, 2022 and 2021. At December 31, 2022 and 2021, accrued interest and penalties, net were $3.8 million and $3.6 million, respectively, and are included in the Other long-term liabilities in the consolidated balance sheets.

The Company and its subsidiaries file a U.S. Federal consolidated income tax return and consolidated and separate income tax returns in numerous states and local tax jurisdictions. The following tax years remain subject to examination as of December 31, 2022:

Jurisdiction	Tax Years
Federal	2019 – 2022
State and Local	2018 – 2022

To the extent there was a failure to file a tax return in a previous year; the statute of limitation will not begin until the return is filed. There were no examinations in process by the Internal Revenue Service as of December 31, 2022.

18. Basic and Diluted Net Loss per Share

A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2022 and 2021 are as follows (rounded to thousands):

	Years Ended December 31,
	2022	2021

Basic weighted average number of common shares	4,238	4,135
Potential dilutive effect of stock-based awards	-	-
Diluted weighted average number of common shares	4,238	4,135

The Company’s Series B Preferred Stock, on an as converted basis of 7,833,334 shares and the following outstanding stock-based awards and warrants were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Years Ended December 31,
	2022	2021
Options	528	632
Restricted stock units (RSUs)	249	329
Warrants	-	1,405
	777	2,366

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

The Credit Facility matures on September 30, 2023, and is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries. As of December 31, 2022, the balance of the revolving line was $2.5 million.

The Comerica Loan Agreement contains affirmative and negative restrictive covenants that are applicable whether or not any amounts are outstanding under the Comerica Loan Agreement. These restrictive covenants, which include restrictions on certain mergers, acquisitions, investments, encumbrances, etc., could adversely affect our ability to conduct our business. The Comerica Loan Agreement also contains financial covenants requiring specified minimum liquidity and minimum revenue thresholds, which the Company was in compliance with as of December 31, 2022, and also contains customary events of default. In April 2022, Comerica waived certain covenants specifically relating to the Company receiving financial statements with a going concern comment or qualification. In April 2022 and August 2022, Comerica waived certain covenants specifically relating to failure to maintain bank accounts outside of Comerica in an aggregate amount not to exceed $0.5 million during the transition period. Additionally, in August 2022, Comerica waived certain covenants relating to failure to segregate collections made from government account debtors from collections made from all other account debtors and customers.

As a condition for Comerica to extend the Credit Facility to the Company, the Company’s existing creditors, Ampersand and 1315 Capital (the “Existing Creditors”), entered into a Subordination Agreement, dated as of October 13, 2021, pursuant to which each Existing Creditor agreed to subordinate all of the indebtedness and obligations of the Company owing to such Existing Creditor to all of the indebtedness and obligations of the Company owing to Comerica (the “Subordination Agreement”). Each Existing Creditor further agreed to subordinate all of its respective security interests in assets or property of the Company to Comerica’s security interests in such assets or property. The Subordination Agreement provides that it is solely for the benefit of Comerica and each of the Existing Creditors and is not for the benefit of the Company or any of its subsidiaries.

20. Supplemental Cash Flow Information

Supplemental Disclosure of Other Cash Flow Information

(in thousands)

Cash paid for taxes	$251	$369
Cash paid for interest	$971	$424

Supplemental Disclosures of Non Cash Activities

(in thousands)

	Years Ended
	December 31,
	2022	2021

Taxes accrued for repurchase of restricted shares	$-	$95
Investment in DiamiR	-	248
Conversion of convertible debt into notes payable	2,000	-

INTERPACE BIOSCIENCES, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

($ in thousands)

		Additions
	Balance at	(Reductions)	(1)	Balance at
	Beginning	Charged to	Deductions	end
Description	of Period	Operations	Other	of Period
2021
Allowance for doubtful accounts	$72	-	-	$72
Allowance for doubtful notes	$869	-	-	$869
Tax valuation allowance	$23,684	-	9,486	$33,170

2022
Allowance for doubtful accounts	$72	-	(72)	$-
Allowance for doubtful notes	$869	-	-	$869
Tax valuation allowance	$33,170	-	5,086	$38,256

(1)	Includes payments and actual write offs, as well as changes in estimates in the reserves.

