Form 10-K/A
period 2022-12-31
INTERPACE BIOSCIENCES, INC.
filed 2023-04-28
CIK 1054102

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

As of April 15, 2023, 4,311,414 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm ID	Auditor Name	Auditor Location
274	EisnerAmper, LLP	Woodbridge, New Jersey

EXPLANATORY NOTE

Interpace Biosciences, Inc. (“Interpace,” the “Company,” “we”, “us” or “our”) is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2023 (the “Original Filing”).

We are filing this Amendment solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2023 Annual Meeting of Stockholders because the Company’s definitive proxy statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2022. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III and amends and restates in its entirety Part IV of the Original Filing to include the prior exhibits and additional certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Board of Directors

The Board of Directors (the “Board”) currently consists of seven members, divided into three classes with two directors in Class I, three directors in Class II and two directors in Class III. Directors serve for three-year terms with one class of directors being elected by the Company’s stockholders at each annual meeting. The terms of our Class I directors, Messrs. Aggarwal and Sullivan, will expire at the 2025 annual meeting, and the term of our Class III directors, Messrs. Burnell and Keegan, will expire at the 2023 Annual Meeting. The terms of our Class II directors, Messrs. Chan, Gorman, and Rocca, will expire at the 2024 annual meeting.

NAME	CLASS	AGE	PRINCIPAL OCCUPATION OR EMPLOYMENT
Vijay Aggarwal	I	74	CEO of Phase Forward Technologies
Thomas W. Burnell	III	61	President and Chief Executive Officer of Interpace Biosciences, Inc.
Edward Chan	II	40	Partner of 1315 Capital Management, LLC
Robert Gorman	II	65	Managing Partner of MLC, LLC
Joseph Keegan, Ph.D.	III	69	Independent Investor
Fortunato Ron Rocca	II	61	Former President and Chief Executive Officer of Exagen Inc.
Stephen J. Sullivan	I	76	Founder, CRO Advisors LLC

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

Vijay Aggarwal, Class I Director and Ampersand Designee. Dr. Vijay Aggarwal was designated as a director by Ampersand 2018 Limited Partnership, a fund managed by Ampersand Capital Partners (“Ampersand”), as a holder of the Company’s Series B Preferred Stock, and thereby appointed and elected as a director effective February 1, 2022, replacing Eric B. Lev as designee of Ampersand. Dr. Aggarwal serves as Chair of the Board’s Compliance and Regulatory Committee (“Regulatory Compliance Committee”) which was formerly part of the Company’s Audit Committee and was formed in January 2020 and as a member of the Board’s Nominating Committee. Currently CEO of Phase Forward Technologies, and formerly a Managing Partner of The Channel Group, Dr. Aggarwal provides strategic advisory and capital formation services to companies with operations or investments in the clinical diagnostics, molecular diagnostic, and anatomic pathology sectors. He is also an active investor in early-stage medical technology companies. Prior to The Channel Group, he served as CEO of Vaxigenix, a pharmaceutical company developing vaccine treatments for colorectal cancer. From 2004-2009, Dr. Aggarwal was President and CEO of Aureon Laboratories, Inc., a predictive pathology company offering advanced tissue analysis services to practicing physicians and the pharmaceutical industry. From 2001 to 2004, he served as President of AAI Development Services, Inc., a global contract research and development services company serving the pharmaceutical and biotech industries. In 1999, following the acquisition of SmithKline Beecham Clinical Laboratories by Quest Diagnostics, Dr. Aggarwal led the team that planned the integration of the two companies and served on the Chairman’s Council. In addition, he served as President of Quest Diagnostic Ventures, where his responsibilities included new technology, new business models, clinical trials testing, and direct–to-consumer strategies.

Dr. Aggarwal spent 14 years with SmithKline Beecham Clinical Laboratories (“SBCL”), the clinical laboratory operations of SmithKline Beecham plc. During his tenure with the company, he held many positions, including Director of Business Development, Executive Vice President of Laboratories, having direct responsibility for all of SBCL’s U.S.-based laboratories, and as Vice President of Managed Care, responsible for third party reimbursement.

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

Thomas W. Burnell, Class III Director. Effective December 1, 2020, Mr. Burnell was named President, Chief Executive Officer and a director of the Company. From October 15, 2019 until November 30, 2020, he served as President and Chief Executive Officer of Cardiovascular Clinic of Nebraska LLC, a medical treatment facility focused on diagnosis and treatment of cardiac and vascular disorders, and from October 2, 2017 until November 29, 2017 he served as Chief Executive Officer and a director of True Nature Holding, Inc., a public company now known as Mitesco, Inc. that focuses on development and acquisition of innovative technologies. From July 16, 2016 until March 31, 2017, Mr. Burnell was the President of Boston Heart Diagnostics Corporation, a diagnostics subsidiary of Eurofins Scientific, Inc. (“Eurofins”). From January 2014 to December 2016, Mr. Burnell was an Operating Partner of Ampersand , a private equity firm and the manager of private equity fund that are a major stockholder of the Company, where he represented Ampersand’s investment in a dietary supplement manufacturer, Elite One Source Nutrisciences, Inc., as its President and Chief Executive Officer. From October 2014 until May 2016, Mr. Burnell served as Executive Chairman of Accuratus Lab Services, Inc., a provider of laboratory testing services, and from September 2012 until July 2014 he was President and Chief Executive Officer of Viracor-IBT Laboratories, Inc., a specialty testing laboratory with an emphasis on the transplant market, during which time it was majority-owned by Ampersand prior to its sale to Eurofins. Mr. Burnell performed the above-described services, except for his services to us, as the Co-Owner, General Partner, and Chief Executive Officer of Milestone Business Management, a consulting firm focused on strategic, financial, and organizational performance of food, pharmaceutical, and life science companies.

In addition, from September 2005 until August 2010, Mr. Burnell served as President and Chief Executive Officer of Nebraska Heart Institute Heart Hospital, a hospital which was acquired during his tenure by Catholic Health Initiatives. From February 2001 until August 2005, he was President and Chief Executive Officer of Eurofins, a U.S. wholly owned subsidiary of Eurofins Scientific Group, a publicly held international laboratory company (“Eurofins Group”). From September 2000 until June 2002, he was President and Chief Executive Officer of GenomicFX, Inc., a leader in livestock and aquaculture genomics. From June 1989 until July 2000, Mr. Burnell held various senior management positions at ContiGroup Companies, Inc., a global agriculture, food and nutrition company. Mr. Burnell holds a PhD in Nutrition from the University of Kentucky and a BS and MS in animal sciences and nutrition, respectively, from the University of Nebraska-Lincoln.

Mr. Burnell has extensive leadership experience in the healthcare, biotechnology, laboratory sciences and manufacturing sectors, which has led the Board to conclude that Mr. Burnell should serve as a director of the Company.

Edward Chan, Class II Director and 1315 Capital Designee. Edward Chan was designated as a director by 1315 Capital as a holder of the Company’s Series B Preferred Stock and thereby appointed and elected to the Board effective January 15, 2020 and was subsequently named to the Board’s Compensation & Management Development Committee (the “Compensation Committee”), Nominating Committee, and Regulatory Compliance Committee. From June 2021 through the present, Mr. Chan has been a partner of 1315 Capital Management, LLC, a Philadelphia-based firm that provides expansion and growth capital to healthcare companies. From October 2016 through June 2021, Mr. Chan served as a principal of 1315 Capital Management, LLC. Mr. Chan has over [17] years of experience in healthcare investing. From 2012 to 2016, Mr. Chan was a vice president at NaviMed Capital Advisors, LLC, a lower middle-market healthcare investment firm and an associate at Siemens Venture Capital, the investment arm of Siemens. Mr. Chan started his career developing and commercializing a molecular diagnostic product at a venture backed company and has been involved in several diagnostics and biopharma services investments including China Diagnostics Medical Corporation (acquired by Actis Capital), BioImagene, Inc. (acquired by Roche Holding AG), RadPharm, Inc. (acquired by JLL Partners), Cylex, Inc. (acquired by Viracor-IBT Laboratories, Inc.), Sequenom, Inc. (acquired by Laboratory Corporation of America Holdings) and Genoptix, Inc. (acquired by NeoGenomics, Inc.). He currently serves on the board of the private company Homestead Smart Health Plans LLC and the board of Integration Health Holdings, LLC. Mr. Chan received a BSc in Biomedical Engineering from Johns Hopkins University and an M.B.A. from the Wharton School at the University of Pennsylvania.

Mr. Chan’s designation as director brings to the Board experience in expanding healthcare companies and biomedical engineering and business backgrounds.

Robert Gorman, Class II Director and Ampersand Designee. Robert Gorman was initially designated as director on October 17, 2019 by Ampersand as holder of the Company’s Series A Convertible Preferred Stock, which is no longer outstanding, and thereby appointed and elected to the Board and was re-designated as director by Ampersand as holder of Series B Preferred Stock and thereby re-appointed and re-elected to the Board effective January 15, 2020. On January 22, 2020, the Company named Mr. Gorman to the Compensation Committee and the Regulatory Compliance Committees. On April 16, 2020, Mr. Gorman resigned as a member of the Compensation Committee and was appointed as Chairman of the Board. Mr. Gorman’s experience includes over 30 years in healthcare leadership positions. The majority of his career has been in the laboratory services industry with both public and private companies. After leaving public accounting, he served as Operations Controller for Home Medical Systems, Inc., a company focused on the roll-up of the durable medical equipment business in the United States and sold to Beverly Enterprises. He joined Central Diagnostic Laboratory, the largest independent laboratory at the time, as East Coast Controller, which was acquired by Corning Clinical Laboratory (now known as Quest Diagnostics Incorporated). He spent over 20 years at Quest Diagnostics Incorporated. While at Quest Diagnostics Incorporated, he held various leadership roles including responsibility for the New York and New England laboratories and the East Region, and he ultimately became the Vice President of U.S. operations. After retiring from Quest Diagnostics Incorporated, Mr. Gorman along with WaterStreet Healthcare Partners acquired Converge Diagnostic Services LLC in 2009, where he served as Chief Executive Officer. He helped transform Converge Diagnostic Services LLC into a full-service regional laboratory services company servicing the New England market. After approximately four and a half years, Converge Diagnostics Services LLC was acquired by Quest Diagnostics Incorporated. Mr. Gorman served as Senior Vice President of U.S. Clinical Diagnostics for Eurofins Group, , with responsibility for clinical diagnostic businesses in the U.S. from January 2017 to July 2018. Since July 2018, Mr. Gorman serves as a consultant for MLC, LLC, for which he is also the managing partner. Mr. Gorman has served on several for profit and not for profit boards, including for Eurofins’s subsidiary Boston Heart Diagnostics Corporation from January 2017 to July 2018. Mr. Gorman earned his B.S. in Accounting from Villanova University.

Mr. Gorman brings leadership in the laboratory services industry in public and private companies, including clinical diagnostic businesses, to the Board.

Joseph Keegan, Class III Director. Joseph Keegan, Ph.D. was appointed to the Board effective January 1, 2016 and was subsequently appointed Chairman of our Audit Committee and our Nominating Committee. Dr. Keegan has more than 30 years of experience in life science businesses. From 2007 to 2012, when it was sold to Pall Corporation, Dr. Keegan was chief executive officer at ForteBio, Inc., a life science tool company, where he helped to lead a financing round and established product development and sales strategies for that company. From 1998 to 2007, Dr. Keegan was chief executive officer at Molecular Devices Corporation (NASDAQ: MDCC), a provider of bioanalytical measurement systems, software and consumables, where Dr. Keegan helped grow the company both internally and through acquisitions. From 1992 to 1998, Dr. Keegan worked at Becton Dickinson and Company, a medical technology company that manufactures and sells medical devices and instrument systems, where he served as President of Worldwide Tissue Culture and Vice President, General Manager of Worldwide Flow Cytometry. From 1988 to 1992, Dr. Keegan was Vice President of the Microscopy and Scientific Instruments Division of Leica, Inc., a life science tool and semiconductor equipment provider. He currently serves on the boards of directors as the chairman of the board for the following privately held companies: Halo Labs (formerly known as Optofluidics, Inc.), Carterra (formerly known as Wasatch Microfluidics, Inc.), and Fluidic Analytics and currently serves on the board of directors of Nuclera Nucleics. In April 2017, he joined the board of ArrayJet Ltd., a privately held Scottish company and is currently chairman of the board. During 2022, Dr. Keegan joined the board of Hayward, CA based Biolog, Inc. Dr. Keegan is a member of the board of directors of Bio-Techne Corporation (NASDAQ: TECH), a publicly held biotech company. Dr. Keegan holds a B.A. in Chemistry from Boston University and a Ph.D. in Physical Chemistry from Stanford University.

Dr. Keegan’s specific qualifications and skills in the areas of life science businesses, product development and sales strategies led the Board to conclude that Dr. Keegan should serve as a director.

Fortunato Ron Rocca, Class II Director and 1315 Capital Designee. Ron Rocca was elected to the Board as a Class II director on January 22, 2020 following his designation by 1315 Capital as a holder of Series B Preferred Stock. Mr. Rocca was concurrently appointed to the Audit and Compensation Committees. From October 2011 through October 2022, Mr. Rocca served as President, Chief Executive Officer and Director of Exagen Inc. (NASDAQ: XGN), a company dedicated to transforming the care continuum for patients suffering from debilitating and chronic autoimmune diseases. From 2005 to October 2011, Mr. Rocca served as Vice President, Sales and Marketing, and as General Manager at Prometheus, a specialty pharmaceutical and diagnostic company which was acquired by Nestlé SA in 2011, where he was responsible for leading the commercial organization, strategic planning and implementation of projects designed to maximize brand sales. Prior to joining Prometheus, Mr. Rocca served as the General Manager of Alpharma Inc., a specialty pharmaceutical company. Earlier in his career, Mr. Rocca served in senior sales and marketing management positions for Elan Pharmaceuticals, Inc., a neuroscience-focused biotechnology company and Janssen Pharmaceuticals, Inc., a pharmaceutical subsidiary of Johnson & Johnson. Mr. Rocca received a B.S. in Marketing and Personnel Management from Towson State University. Mr. Rocca’s extensive knowledge of our business, as well as his over 25 years of experience in the diagnostic and pharmaceutical industries, contributed to our board of directors’ conclusion that he should serve as a director of our Company.

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

Mr. Sullivan has extensive experience as a director. In 2019, Mr. Sullivan became a director of The Emmes Company, LLC, a clinical research collaborator within the contract research organization industry. In July of 2022, The Emmes Company LLC was sold to New Mountain Capital, at which time Mr. Sullivan resigned from the board. Since April 2018, Mr. Sullivan has been a member of the board of Transnetyx, Inc., a privately held genotyping company. Since May 2015, Mr. Sullivan has been chairman of the board of Analytical Lab Group (formerly known as Microbiology Research Associates), a privately held microbiology services company. In May of 2020, Analytical Lab group was sold to Element, a UK company, at which time Mr. resigned as Chairman and left the board. From April 2011 through March 2019, Mr. Sullivan was chairman of the board of MI Bioresearch, Inc. (formerly known as Molecular Imaging, Inc.), a privately held venture-backed drug discovery services company. In February of 2020, MI Bioresearch was sold to LabCorp, at which time Mr. Sullivan resigned as Chairman and left the board. In January 2016, Mr. Sullivan became chairman of the board of H2O Clinical (acquired by Pharma Start LLC). In July 2016, Mr. Sullivan became chairman of the board of PharmaStart, LLC. As of June 2017, both H20 Clinical and PharmaStart are doing business as Firma Clinical Research, a privately held specialty contract research organization. As of July 2018, Firma Clinical Research has been sold and Mr. Sullivan is no longer a member of its board. From November 2015 until August 2017, Mr. Sullivan was a member of the board of Accel Clinical Research, a phase 1 contract research organization. From June 2013 through January 2016, when the company was sold, Mr. Sullivan was the chairman of the board of BioreclamationIVT, LLC, a privately-owned bio-materials company. From May 2013 through March 2015, when the company was sold, Mr. Sullivan was a member of the board of directors of PHT Corporation (acquired by eResearchTechnology, Inc.), a privately-owned leader in electronic patient recorded outcomes in clinical trials.

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

Executive Officers

The following table sets forth the names, ages and principal position of our executive officers as of the date of this Amendment:

Name	Age	Position
Thomas W. Burnell	61	President, Chief Executive Officer and Director
Christopher McCarthy	31	Vice President of Finance and Enterprise Systems and Principal Financial Officer

Thomas W. Burnell. The principal occupation and business experience for at least the last five years for Mr. Burnell is discussed in this Amendment under the heading “Board of Directors” in this Item 10.

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

Christopher McCarthy. Christopher McCarthy has served as the Company’s Vice President of Finance and Enterprise Systems since August 2022, and was appointed Principal Financial Officer in April 2023. Prior to serving as the Company’s Vice President of Finance and Enterprise Systems, Mr. McCarthy served as the Company’s Senior Director of Operations Finance from August 2020 to August 2022 and the Company’s Senior Financial Analyst from June 2019 to August 2020. Prior to joining the Company, Mr. McCarthy served as a Senior Financial Systems Analyst at Simon & Schuster, Inc. from January 2016 to June 2019.

Except as described above, Mr. McCarthy has served in no other Company positions and there is no arrangement or understanding between Mr. McCarthy and any other person pursuant to which he was selected to serve as Principal Financial Officer. Mr. McCarthy has no family relationship with any director or executive officer or person nominated or chosen by the Company to become a director or executive officer of the Company. There are no related party transactions as of the date hereof between Mr. McCarthy and the Company that would require disclosure under Item 404(a) of Regulation S-K.

Governance of the Company

Corporate Governance and Code of Business Conduct

Our Board has adopted a written Code of Business Conduct that applies to our directors, officers, and employees, as well as Guidelines on Corporate Governance applicable specifically to our Board. You can find links to these documents in the “Investors-Corporate Governance” section of our website page at www.interpace.com. The content contained in, or that can be accessed through, our website is not incorporated into this Amendment. Disclosure regarding any amendments to, or any waivers from, a provision of our Code of Business Conduct that applies to one or more of our directors, our principal executive officer, our principal financial or our principal accounting officer will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, or posted on our website (www.interpace.com). Our common stock is quoted on the OTCQX, which is operated by OTC Markets Group, Inc. (“OTC Markets”).

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

Our Audit Committee charter is posted and can be viewed in the “Investors-Corporate Governance” section of our website at www.interpace.com.

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

To the best of our knowledge, based solely on our review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent (10%) stockholders were complied with during the fiscal year ended December 31, 2022.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation for 2022 and 2021 earned by our Chief Executive Officer and our former Chief Financial Officers during 2022 and 2021.

SUMMARY COMPENSATION TABLE FOR 2022 AND 2021
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Compensation	All Other Compen-sation (3)	Total
Thomas W. Burnell
CEO	2022	$433,854	$185,000	$-	$-	$-	$15,315	$634,169
	2021	425,000	160,000	-	-	-	3,352	588,352
Thomas Freeburg (4)
CFO	2022	190,417	-	-	-	-	159,008	349,425
	2021	231,254	60,000	250,000	229,000	-	502	770,756
Fred Knechtel (5)
CFO	2021	25,833	-	-	-	-	173,737	199,570

(1)	The amount set forth in this column represents an annual cash incentive bonus.

(2)	The dollar amounts set forth under the headings “Stock Awards” and “Option Awards” represent aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For purposes of computing such amounts, we disregarded estimates of forfeitures related to service-based vesting conditions. For additional information regarding our valuation assumptions, please refer to Note 15 – “Stock-Based Compensation” to our consolidated financial statements included in our Original Filing.

(3)	For the named executive officers, this column includes the following amounts in 2022:

	401(k) Company Match ($)	Term Life/Disability Insurance Payment ($)	Other ($) (1)	Totals ($)
Thomas Burnell	$12,272	$3,043	$-	$15,315
Thomas Freeburg (1)	-	790	158,218	159,008

(1)	The amounts set forth in this column for Mr. Freeburg represent severance of $127,500, continuation of health benefits of $11,218 and consulting fees of $19,500.

(4)	Mr. Freeburg no longer served as Chief Financial Officer effective September 30, 2022.

(5)	Mr. Knechtel no longer served as Chief Financial Officer effective January 31, 2021.

Narrative Disclosure to Summary Compensation Table

The following narrative discusses the base salary, annual cash incentives, long-term equity incentives, and perquisites of the Company with respect to Messrs. Burnell, Freeburg and Knechtel during 2022.

Base Salary

Initially, base salaries are generally set according to the executive officer’s employment agreement with the Company and adjusted based on the individual’s current and historical performance. The base salary levels and any changes to those levels for each executive are reviewed each year by the Compensation Committee and adjustments may be based on factors such as new roles and/or responsibilities assumed by the executive and the executive’s impact on our strategic goals and financial performance.

Tom Burnell. Upon appointment as Chief Executive Officer on December 1, 2020, Mr. Burnell’s annual base salary was set at $425,000. There was a 2.5% increase to Mr. Burnell’s salary in 2022.

Thomas Freeburg. Upon appointment as Chief Financial Officer on February 1, 2021, Mr. Freeburg’s annual base salary was set at $225,000. Pursuant to the terms of his employment agreement, his base salary was increased to $250,000 on August 1, 2021. There was a 2% increase to Mr. Freeburg’s salary in 2022.

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

No stock awards or stock options were granted to our executive officers in 2022 as the awards issued in 2021 were to cover a two-year period. In March 2021, Mr. Freeburg was awarded 50,000 RSUs and 50,000 stock options, which became fully vested pursuant to the terms of the Consulting Agreement described below.

Perquisites

As a matter of practice, we provide only limited perquisites to our executive officers that are not generally provided to all employees. Executives are eligible for the standard benefits and programs generally available to all of our employees. The value of special perquisites, as well as additional benefits that are available generally to all of our employees, that were provided to each named executive officer in 2022 are set forth in footnote 3 to the Summary Compensation Table.

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

Employment Agreements and Severance Arrangements

Tom Burnell

On December 1, 2020, the Company appointed Mr. Burnell as Chief Executive Officer and President and entered into an employment agreement with Mr. Burnell (the “Burnell Employment Agreement”). Under the Burnell Employment Agreement, Mr. Burnell is to receive an annual base salary of at least $425,000, a target annual bonus opportunity of up to 50% of such base salary, and certain other benefits such as housing and participation in the benefit plans and programs maintained by the Company.

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

Thomas Freeburg

On February 1, 2021, the Company appointed Mr. Freeburg as Chief Financial Officer, Treasurer, and Secretary of the Company, effective as of February 1, 2021 and entered into an employment agreement with Mr. Freeburg (the “Freeburg Employment Agreement”). Under the Freeburg Employment Agreement, Mr. Freeburg received an annual base salary of $225,000 and a target annual bonus opportunity of up to 40% of such base salary. Effective as of the date six (6) months after the Effective Date, the Base Salary increased to $250,000. On March 10, 2021 Mr. Freeburg, was awarded 50,000 RSUs and 50,000 stock options vesting in equal installments on each of the first three anniversaries of the grant date, subject to Mr. Freeburg’s continued employment with the Company through the applicable vesting date, with accelerated vesting upon a Change in Control, as defined in the applicable equity incentive plan, subject to Mr. Freeburg’s continuous employment through such Change in Control.

On September 30, 2022, Mr. Freeburg resigned from his position as Chief Financial Officer and as an employee of the Company. In connection with his resignation the Company entered into a severance and consulting agreement, (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Company agreed to provide Mr. Freeburg with the following payments and benefits: (i) a cash amount equal to $127,500 payable in semi-monthly installments over a six-month period, (ii) payment for the cost of COBRA premiums for six months, and (iii) the accelerated vesting of all outstanding equity grants on September 30, 2022. Mr. Freeburg has consulted and remained the Company’s principal financial officer through March 31, 2023.Mr. Freeburg earned approximately $61,000 for consulting in 2023.

Confidential Information, Non-Disclosure, Non-Solicitation, Non-Compete and Rights to Intellectual Property Agreement (“Restrictive Covenants Agreement”)

Each of Messrs. Freeburg and Burnell also entered into a Restrictive Covenants Agreement with the Company that includes customary provisions regarding confidentiality and non-disclosure, customary non-competition and non-solicitation provisions that extend for up to one (1) year following termination of employment, and a customary invention assignment regarding ownership of intellectual property. The payment of any severance benefits under each executive’s employment agreement and/or severance agreement is conditioned on continued compliance with his Restrictive Covenants Agreement. Mr. Freeburg remains subject to the Restrictive Covenants Agreement pursuant to the terms of the Consulting Agreement.

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

Outstanding Equity Awards as of December 31, 2022

The following table provides information concerning the number and value of unexercised stock options and RSUs for the named executive officers outstanding as of the year ended December 31, 2022:

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2022
Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares/RSUs that have not Vested (#)		Market Value of Shares/RSUs that have not Vested ($)(1)
Thomas W. Burnell	-	-	-		125,000	(2)	130,000
	-	-	-		33,333	(3)	34,666

(1)	The market value is based on the closing price of $1.04 on December 30, 2022, the last day of trading in 2022.
(2)	Consists of 125,000 performance based RSUs which will be eligible to vest on the day following a 30 calendar day period in which, for each trading day of such period, a share of Common Stock has a closing per share price of at least $11.34.
(3)	Includes 33,333 time based RSUs which will fully vest on December 1, 2023.

Director Compensation in 2022

The following table presents information relating to total compensation for our non-employee directors for the year ended December 31, 2022. Mr. Burnell, our Chief Executive Officer, does not receive compensation for his services on the Board. Information regarding the compensation of Mr. Burnell can be found above, under the heading “Narrative Disclosure to Summary Compensation Table”.

DIRECTOR COMPENSATION IN 2022
Name	Fees earned or paid in cash ($)	Stock awards ($) (1) (2)	Option awards ($) (1)	Total ($)
Vijay Aggarwal (3)	45,695	-	126,195	171,890
Edward Chan (4)	40,000	-	-	40,000
Robert Gorman	170,000	-	-	170,000
Joseph Keegan	50,000	-	-	50,000
Fortunato Ron Rocca	40,000	-	-	40,000
Stephen J. Sullivan	50,000	-	-	50,000

(1)	Outstanding option awards held by the non-employee directors as of December 31, 2022 consist of the following outstanding stock option amounts: Mr. Aggarwal – 28,000; Mr. Gorman -168,000; Dr. Keegan – 32,920; Mr. Rocca – 28,000; Mr. Sullivan – 33,820.
(2)	The dollar amounts set forth under the headings “Stock Awards” and “Option Awards” represent aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For purposes of computing such amounts, we disregarded estimates of forfeitures related to service-based vesting conditions. For additional information regarding our valuation assumptions, please refer to Note 15 – “Stock-Based Compensation” to our consolidated financial statements included in our Original Filing.
(3)	Dr. Aggarwal received 28,000 stock options upon his appointment to the Board on February 1, 2022.
(4)	Mr, Chan’s director compensation is payable to 1315 Capital.

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

Cash Compensation Policy

In 2022, each of our non-employee directors received an annual director’s fee of $40,000, payable quarterly in arrears. Additionally, any non-employee director (except Mr. Gorman as Chairman) serving as Chairperson of a Board Committee received an annual fee of $10,000 (regardless of the number of Committees chaired.) For his roles as a director and Chairman of the Board, Mr. Gorman received a total annual fee of $170,000.

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

The following table shows, as of April 15, 2023, the number of shares of our Common Stock beneficially owned by: (i) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding Common Stock; (ii) each of our current directors; (iii) each of our current named executive officers, and (iv) all current directors and named executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of Common Stock owned by them and all information with respect to beneficial ownership has been furnished to us by the respective stockholder. Except as otherwise indicated, the address of the persons listed below is c/o Interpace Biosciences, Inc., Morris Corporate Center 1, Building C, 300 Interpace Parkway, Parsippany, New Jersey 07054. The percentage of beneficial ownership is based on 4,311,414 shares of Common Stock outstanding on April 15, 2023.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Shares Outstanding
5% Holders:
Ampersand 2018 Limited Partnership(2)	4,666,666	(3)	52.0	%(19)
1315 Capital II, L.P.(4)	3,166,666	(5)	42.3	%(20)
Peter H. Kamin (6)	781,956	(7)	18.1%
Douglas M. Singer (8)	355,165	(9)	8.2%
Executive officers and directors:
Thomas W. Burnell (10)	56,521	(13)	1.3%
Vijay Aggarwal (11)	9,333	(14)	*
Edward Chan (11)	-		*
Robert Gorman (12)	80,091	(15)	1.9%
Joseph Keegan (11)	25,009	(16)	*
Fortunato Ron Rocca (11)	18,666	(17)	*
Stephen J. Sullivan (11)	26,511	(18)	*
as a group (8 persons)	216,131	(13)(14)(15)(16)(17)(18)	4.8%

*	Represents beneficial ownership of less than 1% of our outstanding Common Stock

(1)	Beneficial ownership and percentage ownership are determined in accordance with the rules and regulations of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we include shares underlying common stock derivatives, such as stock options and RSUs that a person has the right to acquire within 60 days of April 15, 2023. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2)	The reported address of Ampersand is 55 William Street, Suite 240, Wellesley, MA 02481.
(3)	This information is based solely on an amended Schedule 13D/A filed with the SEC on November 12, 2021 by Ampersand. Ampersand reported shared voting power and shared dispositive power of 4,666,666 shares of common stock underlying 28,000 shares of Series B Preferred Stock. Series B Preferred Stock is convertible into shares of common stock at any time and from time to time, at the option of holders. The Series B Preferred Stock is convertible into shares of common stock pursuant to the terms of the Certificate of Designation of Series B Preferred Stock.
(4)	The reported address of 1315 Capital is 2929 Walnut Street, Suite 1240, Philadelphia, PA 19104.

(5)	This information is based solely on an amended Schedule 13D/A filed with the SEC on November 11, 2021 by 1315 Capital. 1315 Capital reported shared voting power and shared dispositive power of 3,166,666 shares of common stock underlying 19,000 shares of Series B Preferred Stock. Series B Preferred Stock is convertible into shares of common stock at any time and from time to time, at the option of holders. The Series B Preferred Stock is convertible into shares of common stock pursuant to the terms of the Certificate of Designation of Series B Preferred Stock.
(6)	The reported address of Mr. Kamin is 2720 Donald Ross Road, #311, Palm Beach Gardens, FL 33410.
(7)	Includes 234,805 shares of common stock held by the Peter H. Kamin Revocable Trust dated February 2003, of which Peter H. Kamin is the sole trustee, 133,186 shares of common stock held by the Peter H. Kamin Childrens Trust dated March 1997 of which Mr. Kamin is the trustee, 44,670 shares of common stock held by 3K Limited Partnership, of which Mr. Kamin is the General Partner and 99,187 shares of common stock held by the Peter H. Kamin Family Foundation of which Mr. Kamin is the trustee. This information is based solely on a Schedule 13D/A filed with the SEC on February 1, 2022 by Mr. Kamin. Mr. Kamin reported sole voting power and sole dispositive power of 781,956 shares of common stock.
(8)	The reported address of Mr. Singer is 9600 North 96th Street, Unit 241, Scottsdale, AZ 85258
(9)	Includes 355,165 shares of common stock held by Mr. Singer. This information is based solely on a Schedule 13G/A filed with the SEC on February 10, 2023 by Mr. Singer. Mr. Singer reported sole voting power and sole dispositive power of 355,165 shares of common stock.
(10)	Currently serves as our President and Chief Executive Officer and as a member of the Board.
(11)	Currently serves as a member of the Board.
(12)	Currently serves as Chairman of the Board.
(13)	Includes 10,855 shares owned by Mr. Burnell’s spouse. Mr. Burnell disclaims beneficial ownership of these shares.
(14)	Includes 9,333 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2023.
(15)	Includes 61,332 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2023.
(16)	Includes 23,252 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2023.
(17)	Includes 18,666 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2023.
(18)	Includes 24,052 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2023.
(19)	Ampersand’s ownership would be 38.4%, assuming the conversion of all 47,000 outstanding shares of Series B into an aggregate of 7,833,332 shares of common stock.
(20)	1315 Capital’s ownership would be 26.1% assuming the conversion of all 47,000 outstanding shares of Series B into an aggregate of 7,833,332 shares of common stock.

* Represents less than 1% of shares of common stock outstanding.

Equity Compensation Plan Information

The table below sets forth certain information with respect to all of our equity compensation plans as of December 31, 2022, and does not reflect grants, awards, exercises, terminations or expirations since that date.

Equity Compensation Plan Information

Year Ended December 31, 2022

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (2019 Equity Compensation Plan and Restated 2004 Stock Award and Incentive Plan)	527,844	$6.46	1,672,746

Equity compensation plan not approved by security holders	-	-	-
Total	527,844	$6.46	1,672,746

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We are required to disclose transactions since January 1, 2022, to which we have been a party, in which the amount involved in the transaction exceeds $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or an affiliate or immediate family member thereof had or will have a direct or indirect material interest, other than employment, compensation, termination and change in control arrangements with our named executive officers.

On August 31, 2022, the Company and its subsidiary, Interpace Pharma Solutions, Inc. (“IPS”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Flagship Biosciences, Inc. (“Flagship”) pursuant to which Flagship agreed to (i) acquire substantially all of the assets of IPS used in IPS’s business and (ii) assume and pay certain liabilities related to the purchased assets as set forth in the Purchase Agreement (collectively, the “Asset Sale”). The Asset Sale closed on August 31, 2022. An affiliate of Ampersand Management LLC and an affiliate of BroadOak Capital Partners have each provided equity financing to Flagship, collectively own a majority of Flagship’s outstanding equity securities and are represented on its Board of Directors. The affiliate of Ampersand Management LLC also owns 28,000 shares of the Company’s Series B Preferred Stock, convertible into 4,666,666 shares of the Company’s common stock, par value $0.01 per share, pursuant to that certain Securities Purchase and Exchange Agreement dated January 10, 2020. The affiliate of Ampersand Management LLC has designated two directors to the Company’s Board of Directors, Robert Gorman and Vijay Aggarwal. In addition, an affiliate of BroadOak Capital Partners provided the Company a term loan in the aggregate principal amount of $8,000,000 pursuant to that certain Loan and Security Agreement dated October 29, 2021 and a Convertible Note which converted into a term loan advance in the aggregate amount of $2,000,000. The total purchase price for the Asset Sale was determined following a sales process conducted by the Company and its advisors and an arms length negotiation between Flagship and the Company. The purchase price was based on a market consistent multiple of anticipated revenue for a non-profitable, cash-negative business. The Asset Sale was approved by a majority of the disinterested directors of the Company.

Director Independence

The Board determined that each of the members of the current Board, except Mr. Burnell and Mr. Gorman, are independent directors within the meaning of the applicable rules and regulations of the SEC and OTC Markets.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

EisnerAmper LLP (“EisnerAmper”), an independent registered public accounting firm, has served as our indpenednt accountants since April 13, 2022. Prior to April 13, 2022, BDO USA LLP (“BDO”) had served as our independent accountants. Fees for services provided by EisnerAmper and BDO for the past two completed years ended December 31 were as follows:

PRINCIPAL ACCOUNTANT FEES AND SERVICES
	2022	2021
Audit Fees (1)(2)(3)	$346,974	$379,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$346,974	$379,000

(1)	Audit fees include the audit of our consolidated financial statements.
(2)	Included within audit fees for the year ended December 31, 2021 are those fees totaling $25,000 associated with our S-1 filing in 2021.
(3)	Included within audit fees for the year ended December 31, 2022 are $85,000 billed by BDO for the review of the Company’s 2021 financials that were adjusted for discontinued operations.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K/A, as previously listed on Form 10-K, filed March 27, 2023:

Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
2.2	Asset Purchase Agreement, dated as of October 30, 2015, by and between Publicis Touchpoint Solutions, Inc. and PDI, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2015.
2.3	Asset Purchase Agreement by and among the Company and Diamir Biosciences Corp. dated March 16, 2021, incorporated by reference to Exhibit 2.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 11, 2021.
2.4	Asset Purchase Agreement, dated August 31, 2022 by and among Interpace Biosciences, Inc., Interpace Pharma Solutions, Inc. and Flagship Biosciences, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2022.
3.1+	Conformed version of Certificate of Incorporation of Interpace Biosciences, Inc., as amended by the Certificate of Amendment, effective January 15, 2020, and the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed January 17, 2020, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
3.2	Amended and Restated Bylaws of Interpace Biosciences, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019.
4.1	Description of Securities, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2021.
4.2	Specimen Certificate Representing the Common Stock, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (File No. 333-227728), filed with the SEC on October 5, 2018.
10.1*	Amended and Restated 2004 Stock Award and Incentive Plan, incorporated by reference to Annex A of the Company’s definitive proxy statement, filed with the SEC on August 14, 2017.
10.2*	Form of Restricted Stock Unit Agreement for Employees, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.

Exhibit No.	Description
10.3*	Form of Restricted Stock Unit Agreement for Directors, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.4*	Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.5*	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.6*	Interpace Diagnostics Group, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.7*	Amendment to the Interpace Biosciences, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 26, 2020.
10.8*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.3 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.9*	Form of Interpace Biosciences, Inc. 2019 Equity Incentive Plan Restricted Stock Unit And Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.9 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 26, 2020.
10.10*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.11*	Interpace Diagnostics Group, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.12*	Severance and Consulting Agreement and General Release, dated September 30, 2022, by and between Interpace Biosciences, Inc. and Thomas Freeburg, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2022.
10.13*	Incentive Stock Option Agreement between Interpace Diagnostics Group, Inc. and Jack E. Stover, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2016.
10.14*	Employment Agreement, dated November 23, 2020, between Thomas W. Burnell and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 25, 2020.
10.15*	Form of Indemnification Agreement by and between Interpace Diagnostics Group, Inc. and its directors and executive officers, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2016.
10.16*	Form of Indemnification Agreement by and between Interpace Biosciences, Inc. and Indemnitee, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020.
10.17*	Robert Gorman Letter Agreement dated April 16, 2020, by and between Interpace Biosciences, Inc. and Robert Gorman, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022.
10.18*	Agreement, dated January 21, 2022, between Dr. Vijay Aggarwal and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2022.
10.19	License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.

Exhibit No.	Description
10.20	CPRIT License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.21	Supply Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.22	Guaranty, dated August 13, 2014 by the Company in favor of Asuragen, Inc., incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.23	Morris Corporate Center Lease, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 5, 2009.
10.24	First Amendment to Lease, dated May 24, 2017, by and between Brookwood MC Investors, LLC, Brookwood MC II, LLC, and the Company, incorporated by reference to Exhibit 10.52 of the Company’s Registration Statement on Form S-1 (333-218140), as amended, filed with the SEC on June 13, 2017.
10.25	Lease Agreement, dated March 31, 2017, by and between Saddle Lane Realty, LLC and the Company, incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-1 (333-218140), as amended on June 13, 2017.
10.26	First Amendment, dated September 26, 2017, by and between Saddle Lane Realty, LLC and Interpace Diagnostics Corporation, incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.27	Amendment No. 2 to Lease, dated March 15, 2018, between Saddle Lane Realty, LLC and Interpace Diagnostics Corporation, incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 23, 2018.
10.28	Fourth Lease Amendment (the “Amendment”) by and between Interpace Biosciences, Inc. and Saddle Lane Realty, LLC, dated as of October 31, 2022, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022.
10.29	Securities Purchase Agreement, dated July 15, 2019, by and between Interpace Diagnostics Group, Inc. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.30	Form of Voting Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.31	Equity Distribution Agreement, dated September 20, 2019, by and between Interpace Diagnostics Group, Inc. and Oppenheimer & Co. Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2019.
10.32	Securities Purchase and Exchange Agreement, dated January 10, 2020, by and among Interpace Biosciences, Inc., 1315 Capital II, L.P. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2020.
10.33	Amended and Restated Investor Rights Agreement, dated as of January 15, 2020, by and among Interpace Biosciences, Inc., 1315 Capital II, L.P. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020.
10.34	Support Agreement, dated April 7, 2020, by and between Ampersand 2018 Limited Partnership and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on October 19, 2020.
10.35	Termination Agreement, dated July 9, 2020, by and between Ampersand 2018 Limited Partnership and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on October 19, 2020.
10.36	Support Agreement, dated April 2, 2020, by and between 1315 Capital II, L.P. and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on October 19, 2020.

Exhibit No.	Description
10.37	Loan and Security Agreement by and between Comerica Bank, Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 13, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021.
10.38	Subordination Agreement by and between Ampersand 2018 Limited Partnership, 1315 Capital II. L.P., Comerica Bank Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 13, 2021, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021.
10.39	Loan and Security Agreement by and between BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 29, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.
10.40	First Amendment to Loan and Security Agreement by and between Comerica Bank, Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated November 1, 2021, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.
10.41	Subordination and Intercreditor Agreement by and between Comerica Bank, BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated as of November 1, 2021, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.
10.42	Loan and Security Agreement, dated November 13, 2018, by and among Silicon Valley Bank, Interpace Diagnostics Group, Inc., Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC, incorporated by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.43	Shared Services Agreement, dated August 31, 2022 by and among Interpace Biosciences, Inc., Interpace Pharma Solutions, Inc. and Flagship Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2022.
10.44*	Amendment to the Interpace Biosciences, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2022.
10.45*	Amendment to the Interpace Biosciences, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2022.
10.46	Subordinated Convertible Promissory Note to BroadOak Fund V, L.P., dated May 5, 2022, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 10, 2022.
10.47	Consent Letter between Comerica Bank and Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC, and Interpace Pharma Solutions, Inc. dated May 5, 2022, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 10, 2022.
10.48	First Amendment to Loan and Security Agreement and Consent with BroadOak Fund V, L.P. dated May 5, 2022 between Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC, Interpace Pharma Solutions, Inc., and BroadOak Fund V, L.P., incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on May 10, 2022.
10.49	First Amendment to Subordination and Intercreditor Agreement by and between Comerica Bank, BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated as of May 5, 2022 incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on May 10, 2022.
16.1	Letter from BDO USA, LP dated April 13, 2022, incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2022.
21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
23.1	Consent of BDO USA, LLP, incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 27, 2023.
23.2	Consent of EisnerAmper, LLP, incorporated by reference to Exhibit 23.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 27, 2023.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 31.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 27, 2023.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 31.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 27, 2023.
31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 27, 2023.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 32.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 27, 2023.
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Instance Document
101 CAL	Inline XBRL Instance Document
101 DEF	Inline XBRL Instance Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)
*	Denotes compensatory plan, compensation arrangement or management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPACE BIOSCIENCES, INC.

Date: April 28, 2023	/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer

