Form 10-Q
period 2023-03-31
INTERPACE BIOSCIENCES, INC.
filed 2023-05-12
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Waterview Plaza, Suite 310, 2001 Route 46, Parsippany, NJ 07054
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding May 5, 2023
Common Stock, par value $0.01 per share	4,311,414

INTERPACE BIOSICENCES, INC.

FORM 10-Q FOR PERIOD ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,596	$4,828
Accounts receivable	4,715	5,032
Other current assets	2,173	2,294
Total current assets	12,484	12,154
Property and equipment, net	506	480
Other intangible assets, net	544	861
Operating lease right of use assets	2,298	2,439
Other long-term assets	45	45
Total assets	$15,877	$15,979

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,582	$1,050
Accrued salary and bonus	888	1,456
Other accrued expenses	8,323	8,419
Line of credit - current	2,200	2,500
Current liabilities of discontinued operations	858	858
Total current liabilities	13,851	14,283
Contingent consideration	368	518
Operating lease liabilities, net of current portion	1,748	1,848
Note payable at fair value	11,132	11,165
Other long-term liabilities	4,780	4,701
Total liabilities	31,879	32,515

Commitments and contingencies (Note 9)

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 shares Series B issued and outstanding	46,536	46,536

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,390,826 and 4,367,830 shares issued, respectively; 4,311,414 and 4,296,710 shares outstanding, respectively	405	405
Additional paid-in capital	187,708	187,516
Accumulated deficit	(248,666)	(249,017)
Treasury stock, at cost (79,412 and 71,120 shares, respectively)	(1,985)	(1,976)
Total stockholders’ deficit	(62,538)	(63,072)
Total liabilities and stockholders’ deficit	(30,659)	(30,557)

Total liabilities, preferred stock and stockholders’ deficit	$15,877	$15,979

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	For The Three Months
	Ended March 31,
	2023	2022

Revenue, net	$9,826	$7,923
Cost of revenue	3,848	3,265
Gross profit	5,978	4,658
Operating expenses:
Sales and marketing	2,342	2,200
Research and development	149	231
General and administrative	2,494	2,886
Acquisition related amortization expense	318	318
Total operating expenses	5,303	5,635

Operating income (loss) from continuing operations	675	(977)
Interest accretion expense	(35)	(121)
Note payable interest	(225)	(180)
Other income, net	19	161
Income (loss) from continuing operations before tax	434	(1,117)
Provision for income taxes	4	18
Income (loss) from continuing operations	430	(1,135)

Loss from discontinued operations, net of tax	(79)	(1,112)

Net income (loss)	$351	$(2,247)

Basic income (loss) per share of common stock:
From continuing operations	$0.10	$(0.27)
From discontinued operations	(0.02)	(0.26)
Net income (loss) per basic and diluted share of common stock	$0.08	$(0.53)

Diluted income (loss) per share of common stock:
From continuing operations	$0.10	$(0.27)
From discontinued operations	(0.02)	(0.26)
Net income (loss) per basic and diluted share of common stock	$0.08	$(0.53)

Weighted average number of common shares and common share equivalents outstanding:
Basic	4,307	4,208
Diluted	4,308	4,208

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited, in thousands)

					Additional
	Common Stock		Treasury Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance -December 31, 2021	4,228,169	$403	32,757	$(1,868)	$186,106	$(227,059)	$(42,418)

Issuance of common stock	44,139	1	-	-	58	-	59
Treasury stock purchased		-	13,129	(60)	-	-	(60)
Stock-based compensation expense	-	-	-	-	325	-	325
Net loss	-	-	-	-	-	(2,247)	(2,247)
Balance -March 31, 2022	4,272,308	$404	45,886	$(1,928)	$186,489	$(229,306)	$(44,341)

Balance -December 31, 2022	4,367,830	$405	71,120	$(1,976)	$187,516	$(249,017)	$(63,072)

Issuance of common stock	22,996	-	-	-	-	-	-
Treasury stock purchased		-	8,292	(9)	-	-	(9)
Stock-based compensation expense	-	-	-	-	192	-	192
Net income	-	-	-	-	-	351	351
Balance -March 31, 2023	4,390,826	$405	79,412	$(1,985)	$187,708	$(248,666)	$(62,538)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

`	For The Three Months Ended March 31,
	2023	2022

Cash Flows From Operating Activities
Net income (loss)	$351	$(2,247)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	356	781
Interest accretion expense	35	121
Amortization of deferred financing fees	14	10
Stock-based compensation	192	302
ESPP expense	-	23
Change in fair value of note payable	(33)	(107)
Mark to market on warrants	-	(63)
Other changes in operating assets and liabilities:
Accounts receivable	317	(1,083)
Other current assets	107	(83)
Other long-term assets	-	(1)
Accounts payable	532	1,235
Accrued salaries and bonus	(568)	377
Accrued liabilities	(249)	(556)
Long-term liabilities	79	37
Net cash provided by (used in) operating activities	1,133	(1,254)

Cash Flows From Investing Activity
Purchase of property and equipment	(65)	(19)
Net cash used in investing activities	(65)	(19)

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	-	59
(Payments) borrowings on line of credit	(300)	1,000
Net cash (used in) provided by financing activities	(300)	1,059

Net increase (decrease) in cash, cash equivalents and restricted cash	768	(214)
Cash, cash equivalents and restricted cash from continuing operations– beginning	4,828	2,922
Cash, cash equivalents and restricted cash from discontinued operations– beginning	-	392
Cash, cash equivalents and restricted cash – beginning	$4,828	$3,314
Cash, cash equivalents and restricted cash from continuing operations– ending	$4,828	$2,813
Cash, cash equivalents and restricted cash from discontinued operations– ending	-	287
Cash, cash equivalents and restricted cash – ending	$5,596	$3,100

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes (the “Interim Financial Statements”) should be read in conjunction with the consolidated financial statements of the Company and its wholly-owned subsidiaries (Interpace Diagnostics Lab Inc., Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC), and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities & Exchange Commission (“SEC”) on March 27, 2023 and as amended on April 28, 2023.

The Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, InServe Support Solutions; and TVG, Inc., its Commercial Services business unit which was sold on December 22, 2015 and its Interpace Pharma Solutions business (“Pharma Solutions”) which was sold on August 31, 2022. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

3. GOING CONCERN

In October 2021, the Company entered into a $7.5 million revolving credit facility with Comerica Incorporated (“Comerica”) (the “Comerica Loan Agreement”). See Note 17, Revolving Line of Credit, for more details. Also in October 2021, the Company entered into an $8.0 million term loan with BroadOak Fund V, L.P. (“BroadOak”) (the “BroadOak Term Loan”), the proceeds of which were used to repay in full at their maturity the existing secured promissory note with Ampersand Capital Partners (“Ampersand”) (the “Ampersand Note”) and 1315 Capital II, L.P (“1315 Capital”) (the “1315 Capital Note”). In May 2022, the Company entered into a Subordinated Convertible Promissory Note agreement with BroadOak for an additional $2.0 million (the “Convertible Note”), which was converted into a subordinated term loan and was added to the outstanding BroadOak Term Loan balance. See Note 14, Notes Payable, for more details.

In January 2022, the Company’s registration statement for a rights offering filed with the Securities and Exchange Commission (SEC) became effective; however, the rights offering was subsequently terminated later in January 2022 when the Company announced that the Centers for Medicare & Medicaid Services, or CMS, issued a new billing policy whereby CMS will no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. However, on February 28, 2022, the Company announced that the National Correct Coding Initiative (NCCI) program issued a response on behalf of CMS stating that the January 2022 billing policy reimbursement change for ThyGeNEXT® (0245U) and ThyraMIR® (0018U) tests has been retroactively reversed to January 1, 2022. In May 2022, the Company was notified by CMS/NCCI that processing of claims for dates of service after January 1, 2022 would be completed beginning July 1, 2022. However, on June 9, 2022, the Company was notified that our local Medicare Administrator Contractor, Novitas re-priced ThyGeNEXT® (0245U) from $2,919 to $806.59 retroactively effective to January 1, 2022. On July 20, 2022 the Clinical Diagnostic Laboratory Tests (CDLT) Advisory Panel affirmed a gapfill price for ThyGeNEXT® of $806.59. As a result of the ThyGeNEXT® pricing change, the Company reduced its net realizable value, or NRV rates, for ThyGeNEXT® Medicare billing to reflect the $806.59 pricing for tests performed during the second quarter of 2022. In addition, in order to reflect the retroactive pricing change to January 1, 2022, the Company recorded an NRV adjustment of $0.7 million during the second quarter of 2022 to reduce revenue recorded during the first quarter of 2022. Effective January 1, 2023, the gapfill price for ThyGeNEXT® was set at $1,266.07.

Further, along with many laboratories, the Company may be affected by the Proposed Local Coverage Determination (“LCD”) DL39365, which was posted on June 9, 2022 and is currently under consideration by Novitas. If finalized, this Proposed LCD, which governs “Genetic Testing for Oncology,” could impact the existing LCD for one of our molecular tests, PancraGEN®. If Novitas restricts coverage for PancraGEN®, the Company’s liquidity could be negatively impacted beginning in Fiscal 2023.

For the three months ended March 31, 2023, the Company had operating income from continuing operations of $0.7 million. As of March 31, 2023, the Company had cash and cash equivalents of $5.6 million, total current assets of $12.5 million and current liabilities of $13.9 million. As of May 8, 2023, the Company had approximately $6.7 million of cash on hand.

The Company may not generate positive cash flows from operations for the year ending December 31, 2023. The Company intends to meet its ongoing capital needs by using its available cash and availability under the Comerica Loan Agreement, as well as through targeted margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options and other strategic alternatives. However, if the Company is unable to meet the financial covenants under the Comerica Loan Agreement, the revolving line of credit and notes payable will become due and payable immediately. As of May 1, 2023, the Company had $2.2 million available under the Loan Agreement.

The Company continues to explore various strategic alternatives, dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources in order to provide additional liquidity. With the delisting of its common stock from Nasdaq in February 2021, and the possible removal of its common stock from trading on the OTCQX® if it fails to meet minimum market capitalization of $5 million by July 3, 2023, the Company’s ability to raise additional capital on terms acceptable to it has been adversely impacted. There can be no assurance that the Company will be successful in obtaining such funding on terms acceptable to it.

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

4. DISCONTINUED OPERATIONS

Liabilities classified as discontinued operations as of both March 31, 2023 and December 31, 2022 consists of accrued expenses of which $766 of liabilities related to the former Commercial Services business unit.

The table below presents the significant components of its former Pharma Solutions business unit’s results included within loss from discontinued operations, net of tax in the condensed consolidated statements of operations for the three- months ended March 31, 2023 and 2022.

	For The Three Months Ended
	March 31,
	2023	2022

Revenue, net	$-	$2,454

Loss from discontinued operations	-	(1,058)
Income tax expense	79	54
Loss from discontinued operations, net of tax	$(79)	$(1,112)

Cash used from discontinued operations, operating activities, for the three months ended March 31, 2022 was approximately $1.1 million. There was no cash flow activity from discontinued operations for the three months ended March 31, 2023. Depreciation and amortization expense within discontinued operations for the three months ended March 31, 2022 was $0.4 million. There was no depreciation and amortization expense for the three months ended March 31, 2023.

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include accounting for valuation allowances related to deferred income taxes, contingent consideration, allowances for doubtful accounts, revenue recognition, unrecognized tax benefits, and asset impairments involving intangible assets. The Company periodically reviews these matters and reflects changes in estimates in earnings as appropriate. Actual results could materially differ from those estimates.

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

For our Pharma Solutions services, project level activities, including study setup and project management, were satisfied over the life of the contract while performance-related obligations were satisfied at a point in time as the Company processes samples delivered by the customer. Revenues were recognized at a point in time when the test results or other deliverables are reported to the customer.

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

Accounts Receivable

The Company’s accounts receivable represent unconditional rights to consideration and are generated using its clinical services and Pharma Solutions services. The Company’s clinical services are fulfilled upon completion of the test, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payer or direct-bill payer. Contractual adjustments represent the difference between the list prices and the reimbursement rates set by third-party payers, including Medicare, commercial payers, and amounts billed to direct-bill payers. Specific accounts may be written off after several appeals, which in some cases may take longer than twelve months.

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

Other Current Assets

Other current assets consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Lab supplies	$1,174	$1,224
Prepaid expenses	327	390
Funds in escrow	500	500
Other	172	180
Total other current assets	$2,173	$2,294

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

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock, par value $0.01 per share, used in the calculation of basic and diluted loss per share for the three- month periods ended March 31, 2023 and 2022 is as follows:

	Three Months Ended
	March 31,
	2023	2022
Basic weighted average number of common shares	4,307	4,208
Potential dilutive effect of stock-based awards	1	-
Diluted weighted average number of common shares	4,308	4,208

The Company’s Series B Convertible Preferred Stock, on an as converted basis into common stock of 7,833,334 shares for the three- month periods ended March 31, 2023 and 2022, and the following outstanding stock-based awards and warrants, were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Three Months Ended
	March 31,
	2023	2022
Options	526	641
Restricted stock units (RSUs)	219	319
Warrants	-	1,339
	745	2,299

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The net carrying value of the identifiable intangible assets from all acquisitions within continuing operations as of March 31, 2023 and December 31, 2022 are as follows:

		As of March 31, 2023	As of December 31, 2022
	Life	Carrying	Carrying
	(Years)	Amount	Amount

Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	6,682	6,682

CLIA Lab	2.3	609	609

Total		$31,951	$31,951

Accumulated Amortization		(31,407)	(31,090)

Net Carrying Value		$544	$861

Amortization expense from continuing operations was approximately $0.3 million for both the three-month periods ended March 31, 2023 and 2022, respectively. The remaining amortization expense of $0.5 million will be amortized in 2023.

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

	As of March 31, 2023		Fair Value Measurements
		Fair	As of March 31, 2023
	Amount	Value	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration:
Asuragen (1)	$933	$933	$-	$-	$933
Note payable:
BroadOak loan	10,000	11,132	-	-	11,132
	$10,933	$12,065	$-	$-	$12,065

(1)	See Note 10, Other Accrued Expenses

	As of December 31, 2022		Fair Value Measurements
		Fair	As of December 31, 2022
	Amount	Value	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration:
Asuragen (1)	$1,088	$1,088	$-	$-	$1,088
Note payable:
BroadOak loan	10,000	11,165	-	-	11,165
	$11,088	$12,253	$-	$-	$12,253

(1)	See Note 10, Other Accrued Expenses

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

A roll forward of the carrying value of the Contingent Consideration Liability and BroadOak loans to March 31, 2023 is as follows:

					Adjustment
	December 31,		Transferred to Accrued	Accretion/ Interest	to Fair Value/ Mark to	March 31,
	2022	Issued	Expenses	Accrued	Market	2023

Asuragen	$1,088	$-	$(190)	$35	$-	$933

BroadOak loans	11,165	-	-	-	(33)	11,132

	$12,253	$-	$(190)	$35	$(33)	$12,065

Certain of the Company’s non-financial assets, such as other intangible assets, are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

8. LEASES

The table below presents the lease-related assets and liabilities recorded in the Condensed Consolidated Balance Sheet:

	Classification on the Balance Sheet	March 31, 2023	December 31, 2022

Assets
Operating lease assets	Operating lease right of use assets	2,298	2,439
Total lease assets		$2,298	$2,439

Liabilities
Current
Operating lease liabilities	Other accrued expenses	542	578
Total current lease liabilities		$542	$578
Noncurrent
Operating lease liabilities	Operating lease liabilities, net of current portion	1,748	1,848
Total long-term lease liabilities		1,748	1,848
Total lease liabilities		$2,290	$2,426

The weighted average remaining lease term for the Company’s operating leases was 4.8 years as of March 31, 2023 and the weighted average discount rate for those leases was 11.8%. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.”

The table below reconciles the cash flows to the lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2023:

Operating Leases
2023 - remaining nine months	$627
2024	575
2025	450
2026	550
2027-2028	825
Total minimum lease payments	3,027
Less: amount of lease payments representing effects of discounting	737
Present value of future minimum lease payments	2,290
Less: current obligations under leases	542
Long-term lease obligations	$1,748

In April 2023, the Company entered into a lease termination agreement with its Parsippany landlord. See Note 19, Subsequent Events, for more detail.

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

10. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Accrued royalties	$5,293	$4,909
Contingent consideration	565	569
Operating lease liability	542	578
Accrued sales and marketing - diagnostics	-	40
Accrued lab costs - diagnostics	156	167
Accrued professional fees	512	641
Taxes payable	279	262
Unclaimed property	447	565
All others	529	688
Total other accrued expenses	$8,323	$8,419

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

The following table provides the weighted average assumptions used in determining the fair value of the stock option awards granted during the three-month period ended March 31, 2022. There were no stock option awards issued in the three months ended March 31, 2023.

March 31, 2022

Risk-free interest rate	1.75%
Expected life	6.0 years
Expected volatility	129.93%
Dividend yield	-

The Company recognized approximately $0.2 million and $0.3 million of stock-based compensation expense within continuing operations during the three-month periods ended March 31, 2023 and 2022, respectively. The following table has a breakout of stock-based compensation expense from continuing operations by line item.

	Three Months Ended
	March 31,
	2023	2022

Cost of revenue	$14	$27
Sales and marketing	30	44
Research and development	-	-
General and administrative*	148	232
Total stock compensation expense	$192	$303

*	Includes ESPP expense in 2022

12. INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on income (loss) from continuing operations and the effective tax rate for the three- month periods ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022

Provision for income tax	$4	$18
Effective income tax rate	0.9%	(1.6%)

Income tax expense for both periods was primarily due to Texas franchise taxes.

Other long-term liabilities consisted of uncertain tax positions as of March 31, 2023 and December 31, 2022.

13. SEGMENT INFORMATION

We operate under one segment which is the business of developing and selling clinical services.

14. NOTES PAYABLE

BroadOak Loan

On October 29, 2021, the Company and its subsidiaries entered into the BroadOak Loan Agreement, providing for a term loan in the aggregate principal amount of $8,000,000 (the “Term Loan”). Funding of the Term Loan took place on November 1, 2021. The Term Loan matures upon the earlier of (i) October 31, 2024 or (ii) the occurrence of a change in control, and bears interest at the rate of 9% per annum. The Term Loan is secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets and is subordinate to the Company’s $7,500,000 revolving credit facility with Comerica Bank. See Note 17, Revolving Line of Credit. The Term Loan had an origination fee of 3% of the Term Loan amount, and a terminal payment equal to (i) 15% of the original principal amount of the Term Loan if the change of control occurs on or prior to the first anniversary of the funding of the Term Loan, (ii) 20% of the original principal amount of the Term Loan if the change of control occurs after the first anniversary but on or prior to the second anniversary of the funding of the Term Loan and (iii) 30% of the original principal amount of the Term Loan if the change of control occurs after the second anniversary of the funding of the Term Loan, or if the Term Loan is repaid on its maturity date.

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

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosures of Non Cash Activities

(in thousands)

	Three Months Ended
	March 31,
	2023	2022

Taxes accrued for repurchase of restricted shares	$9	$60
Accrued capital expenditures	-	22

16. MEZZANINE EQUITY

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

As of March 31, 2023 and December 31, 2022, there were 47,000 Series B issued and outstanding shares of preferred stock, respectively.

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

The Credit Facility matures on September 30, 2023, and is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries. As of March 31, 2023, the balance of the revolving line was $2.2 million.

The Comerica Loan Agreement contains affirmative and negative restrictive covenants that are applicable whether or not any amounts are outstanding under the Comerica Loan Agreement. These restrictive covenants, which include restrictions on certain mergers, acquisitions, investments, encumbrances, etc., could adversely affect our ability to conduct our business. The Comerica Loan Agreement also contains financial covenants requiring specified minimum liquidity and minimum revenue thresholds, which the Company was in compliance with as of March 31, 2023, and also contains customary events of default. In April 2022, Comerica waived certain covenants specifically relating to the Company receiving financial statements with a going concern comment or qualification. In April 2022 and August 2022, Comerica waived certain covenants specifically relating to failure to maintain bank accounts outside of Comerica in an aggregate amount not to exceed $0.5 million during the transition period. Additionally, in August 2022, Comerica waived certain covenants relating to failure to segregate collections made from government account debtors from collections made from all other account debtors and customers.

18. RECENT ACCOUNTING STANDARDS

Accounting Pronouncements Adopted

The FASB issued new guidance under ASC Topic 326, Financial Instruments Credit Losses. The guidance changes the allowance on accounts receivable from an incurred method to an expected method. The Company adopted ASC Topic 326 on January 1, 2023 and it had no material effect on the condensed consolidated financial statements.

19. SUBSEQUENT EVENTS

Termination of Parsippany Lease

In April 2023, the Company entered into a lease termination agreement with its Parsippany, NJ landlord terminating its lease as of April 30, 2023. The original term of the lease was through November 2023. The Company had to pay a termination fee of approximately $26,000.

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	we have a history of operating losses and our clinical services have generated limited revenue;

●	our expectations of future revenues, expenditures, capital or other funding requirements;

●	our reliance on Medicare reimbursement for our clinical services and our being subject to decisions of the Center for Medicare and Medicaid Services (“CMS”) regarding reimbursement and pricing of our clinical services which could have a material adverse effect on our business and financial results;

●	our ability to continue to perform, bill and receive reimbursement for our PancraGEN molecular test under the existing local coverage determination (“LCD”), given that such LCD is currently under review by Novitas Solutions, Inc. (“Novitas”), the Company’s Medicare administrative contractor;

●	our secured lenders have the right to foreclose on substantially all of our assets if we are unable to timely repay our outstanding obligations;

●	our dependence on sales and reimbursements from our clinical services for all of our revenue;

●	the ability to continue to generate sufficient revenue from our clinical service products and other products and/or solutions that we develop in the future is important for our ability to meet our financial and other targets;

●	our ability to finance our business on acceptable terms in the future, which may limit the ability to grow our business, develop and commercialize products and services, develop and commercialize new molecular clinical service solutions and technologies;

●	our obligations to make royalty and milestone payments to our licensors;

●	our dependence on third parties for the supply of some of the materials used in our clinical services tests;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (“LDTs”), pricing of our tests and services and patient access limitations;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our being subject to the controlling interests of our two private equity investors who control, on an as-converted basis, an aggregate of 64.5% of our outstanding shares of common stock through their holdings of our Series B Preferred Stock, and this concentration of ownership along with their authority for designation rights for a majority of our directors and their right to approve certain of our actions has a substantial influence on our decisions;

●	the delisting of our common stock from Nasdaq and subsequent trading on OTCQX® as well as the possible removal of our common stock from trading on the OTCQX® if we fail to meet minimum market capitalization of $5 million for ten consecutive trading days by July 3, 2023 has adversely affected and may continue to adversely affect our common stock and business and financial condition;

●	geopolitical and other economic and political conditions or events (such as the war in Ukraine);

●	our ability to implement our business strategy; and

●	the potential impact of existing and future contingent liabilities on our financial condition.

Please see Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 27, 2023, and as amended on April 28, 2023, as well as other documents we file with the SEC from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Impact of Our Reliance on CMS and Novitas

In January 2022, CMS stated they would no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. However, on February 28, 2022, the Company announced that the National Correct Coding Initiative (NCCI) program issued a response on behalf of CMS stating that the January 2022 billing policy reimbursement change for ThyGeNEXT® (0245U) and ThyraMIR® (0018U) tests has been retroactively reversed to January 1, 2022. In May 2022, the Company was notified by CMS/NCCI that processing of claims for dates of service after January 1, 2022 would be completed beginning July 1, 2022. However, on June 9, 2022, the Company was notified that Novitas re-priced ThyGeNEXT® (0245U) from $2,919 to $806.59 retroactively effective to January 1, 2022. On July 20, 2022, the Clinical Diagnostic Laboratory Tests (CDLT) Advisory Panel affirmed a gapfill price of $806.59. As a result of the ThyGeNEXT® pricing change, the Company reduced its NRV rates for ThyGeNEXT® Medicare billing to reflect the $806.59 pricing for tests performed during the second quarter of 2022. In addition, in order to reflect the retroactive pricing change to January 1, 2022, the Company recorded an NRV adjustment of $0.7 million during the second quarter of 2022 to reduce revenue recorded during the first quarter of 2022. During July 2022, the Company began implementing cost-savings initiatives including a reduction in headcount and incidental expenses and a freeze on all non-essential travel and hiring. In August 2022, the Company sold its Pharma Solutions business. Effective January 1, 2023, the gapfill price for ThyGeNEXT® was set at $1,266.07.

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

Consolidated Results of Continuing Operations for the Quarter Ended March 31, 2023 Compared to the Quarter Ended March 31, 2022 (in thousands)

	Three Months Ended March 31,
	2023	2023	2022	2022
		% to		% to
		revenue		revenue

Revenue, net	$9,826	100.0%	$7,923	100.0%
Cost of revenue	3,848	39.2%	3,265	41.2%
Gross profit	5,978	60.8%	4,658	58.8%
Operating expenses:
Sales and marketing	2,342	23.8%	2,200	27.8%
Research and development	149	1.5%	231	2.9%
General and administrative	2,494	25.4%	2,886	36.4%
Acquisition related amortization expense	318	3.2%	318	4.0%
Total operating expenses	5,303	54.0%	5,635	71.1%

Operating income (loss)	675	6.9%	(977)	-12.3%
Interest accretion expense	(35)	-0.4%	(121)	-1.5%
Note payable interest	(225)	-2.3%	(180)	-2.3%
Other income, net	19	0.2%	161	2.0%
Income (loss) from continuing operations before tax	434	4.4%	(1,117)	-14.1%
Provision for income taxes	4	0.0%	18	0.2%
Income (loss) from continuing operations	430	4.4%	(1,135)	-14.3%

Loss from discontinued operations, net of tax	(79)	-0.8%	(1,112)	-14.0%

Net income (loss)	$351	3.6%	$(2,247)	-28.4%

Revenue, net

Revenue, net for the three months ended March 31, 2023 increased by $1.9 million, or 24%, to $9.8 million, compared to $7.9 million for the three months ended March 31, 2022. The increase was driven by increased test volumes as compared to the prior year.

Cost of revenue

Cost of revenue for the three months ended March 31, 2023 was $3.8 million, as compared to $3.3 million for the three months ended March 31, 2022. As a percentage of revenue, cost of revenue was approximately 39% for the three months ended March 31, 2023 and 41% for the three months ended March 31, 2022. The percentage decrease was due to the increase in revenue for the quarter.

Gross profit

Gross profit was approximately $6.0 million for the three months ended March 31, 2023 and $4.7 million for the three months ended March 31, 2022. The gross profit percentage was approximately 61% for the three months ended March 31, 2023 and 59% for the three months ended March 31, 2022.

Sales and marketing expense

Sales and marketing expense was approximately $2.3 million for the three months ended March 31, 2023 and $2.2 million for the three months ended March 31, 2022. As a percentage of revenue, sales and marketing expense decreased to 24% from 28% in the comparable prior year period due to the increase in revenue.

Research and development

Research and development expense was $0.1 million for the three months ended March 31, 2023 and $0.2 million for the three months ended March 31, 2022. As a percentage of revenue, research and development expense decreased to 2% from 3% in the comparable prior year period. The decrease can be primarily attributed to the timing of projects entered into in 2023 as compared to the prior year quarter.

General and administrative

General and administrative expense was approximately $2.5 million for the three months ended March 31, 2023 and $2.9 million for the three months ended March 31, 2022. The decrease can be primarily attributed to a decrease in employee compensation costs.

Acquisition amortization expense

During both the three months ended March 31, 2023 and March 31, 2022, we recorded amortization expense of approximately $0.3 million, respectively, which is related to intangible assets associated with prior acquisitions.

Operating income (loss)

Operating income from continuing operations was $0.7 million for the three months ended March 31, 2023 as compared to an operating loss $1.0 million for the three months ended March 31, 2022. The operating income for the three months ended March 31, 2023 can be primarily attributed to the increase in revenue during the quarter.

Provision for income taxes

Income tax expense was approximately $4,000 for the three months ended March 31, 2023 and $18,000 for the three months ended March 31, 2022.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.1 million for the three months ended March 31, 2023 and a loss from discontinued operations of approximately $1.1 million for the three months ended March 31, 2022. The loss from discontinued operations for the three months ended March 31, 2022 included losses associated with the former Pharma Solutions unit.

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

In this Quarterly Report on Form 10-Q, we discuss Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA is a metric used by management to measure cash flow of the ongoing business. Adjusted EBITDA is defined as income or loss from continuing operations, plus depreciation and amortization, non-cash stock based compensation, interest and taxes, and other non-cash expenses including change in fair value of notes payable and warrant liability. The table below includes a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure.

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2023	2022
Income (loss) from continuing operations (GAAP Basis)	$430	$(1,135)
Depreciation and amortization	356	371
Stock-based compensation	192	303
Taxes expense	4	18
Interest accretion expense	35	121
Note payable interest	225	180
Mark to market on warrant liability	-	(63)
Change in fair value of note payable	(33)	(107)
Adjusted EBITDA	$1,209	$(312)

LIQUIDITY AND CAPITAL RESOURCES

In October 2021, we entered into the Comerica Loan Agreement with Comerica, providing for a revolving credit facility of up to $7,500,000 (the “Credit Facility”). The Company is using the proceeds of the Credit Facility for working capital and other general corporate purposes.

The amount that may be borrowed under the Credit Facility is the lower of (i) the revolving limit of $7,500,000 (the “Revolving Line”) and (ii) 80% of the Company’s eligible accounts receivable plus an applicable non-formula amount consisting of $2,000,000 of additional availability at close not based upon the Company’s eligible accounts receivable, with such additional availability reducing by $250,000 per quarter beginning with the quarter ending June 30, 2022. Borrowings on the Credit Facility are limited to $5,000,000 until 80% of the Company’s and its subsidiaries’ customers are paying into a collection account or segregated governmental account with Comerica. The Revolving Line can also include, at the Company’s option, credit card services with a sublimit of $300,000. Borrowings on the Revolving Line are subject to an interest rate equal to prime plus 0.50%, with prime being the greater of (x) Comerica’s stated prime rate or (y) the sum of (A) the daily adjusting LIBOR rate plus (B) 2.5% per annum. The Company is also required to pay an unused facility fee quarterly in arrears in an amount equal to 0.25% per annum on the average unused but available portion of the Revolving Line for such quarter. See Note 17, Revolving Line of Credit, for more details. Comerica has a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets. As of May 1, 2023 the Company owed $2.1 million on the line of credit and had approximately $2.2 million available to borrow on the line.

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

For the three months ended March 31, 2023, we had operating income from continuing operations of $0.7 million. As of the three months ended March 31, 2023, we had cash and cash equivalents of $5.6 million, total current assets of $12.5 million and current liabilities of $13.9 million. As of May 8, 2023, we had approximately $6.7 million of cash on hand.

During the three months ended March 31, 2023, net cash provided by operating activities was $1.1 million. The main component of cash provided by operating activities was our net income of $0.4 million, including non-cash expenses of $0.6 million. During the three months ended March 31, 2022, net cash used in operating activities was $1.3 million. The main component of cash used in operating activities was our net loss of $2.2 million which was partially offset by an increase in accounts payable of $1.2 million.

For both periods net cash used in investing activities was primarily related to the purchase of lab equipment.

For the three months ended March 31, 2023, cash used in financing activities was $0.3 million, which were payments made on the Revolving Line. For the three months ended March 31, 2022, cash provided from financing activities was $1.1 million, of which $1.0 million was from the drawdown on the Revolving Line. See Note 17, Revolving Line of Credit, for more details.

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

The Company continues to explore various strategic alternatives, dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources in order to provide additional liquidity. With the delisting of our common stock from Nasdaq in February 2021 and the possible removal of our common stock from trading on the OTCQX® if we fail to meet minimum market capitalization of $5 million for ten consecutive trading days by July 3, 2023, our ability to raise additional capital on terms acceptable to the Company has been adversely impacted. There can be no assurance that the Company will be successful in obtaining such funding on terms acceptable to the Company.

Further, along with many laboratories, we may be affected by the Proposed Local Coverage Determination (“LCD”) DL39365, which was posted on June 9, 2022 and is currently under consideration by our local Medicare Administrative Contractor, Novitas If finalized, this Proposed LCD, which governs “Genetic Testing for Oncology,” could impact the existing LCD for one of our molecular tests, PancraGEN®. If Novitas restricts coverage for PancraGEN®, our liquidity could be negatively impacted in the second half of Fiscal 2023.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. However, inflation and supply chain disruptions, whether caused by restrictions or slowdowns in shipping or logistics, increases in demand for certain goods used in our operations, or otherwise, could impact our operations in the near term.

Critical Accounting Estimates

See Note 5, Summary of Significant Accounting Policies and Note 18, Recent Accounting Standards to the Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding newly adopted and recent accounting pronouncements. See also Note 1, Nature of Business and Significant Accounting Policies to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended, for a discussion of our critical accounting policies. There have been no material changes to such critical accounting policies. We believe our most critical accounting policies include accounting for contingent consideration, revenue recognition, intangible and long-lived assets, research and development expenses and stock-based compensation expense.

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

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Exchange Act the Chief Executive Officer of the Company and the Principal Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Reference should be made to our Form 10-K for the year ended December 31, 2022 filed with the SEC on March 27, 2023, as amended, for additional information regarding discussion of the effectiveness of the Company’s controls and procedures.

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

Date: May 12, 2023	Interpace Biosciences, Inc.
(Registrant)

/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	/s/ Christopher McCarthy
Christopher McCarthy
(Principal Financial Officer)

