Form 10-Q
period 2023-06-30
INTERPACE BIOSCIENCES, INC.
filed 2023-08-09
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding August 4, 2023
Common Stock, par value $0.01 per share	4,314,216

INTERPACE BIOSICENCES, INC.

FORM 10-Q FOR PERIOD ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,079	$4,828
Accounts receivable	5,529	5,032
Other current assets	2,367	2,294
Total current assets	12,975	12,154
Property and equipment, net	606	480
Intangible assets, net	226	861
Operating lease right of use assets	2,090	2,439
Other long-term assets	45	45
Total assets	$15,942	$15,979

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,689	$1,050
Accrued salary and bonus	1,127	1,456
Other accrued expenses	8,391	8,419
Line of credit - current	1,500	2,500
Current liabilities of discontinued operations	858	858
Total current liabilities	13,565	14,283
Contingent consideration	231	518
Operating lease liabilities, net of current portion	1,646	1,848
Note payable at fair value	11,307	11,165
Other long-term liabilities	4,863	4,701
Total liabilities	31,612	32,515

Commitments and contingencies (Note 9)

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 shares Series B issued and outstanding	46,536	46,536

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,390,826 and 4,367,830 shares issued, respectively; 4,311,414 and 4,296,710 shares outstanding, respectively	405	405
Additional paid-in capital	187,865	187,516
Accumulated deficit	(248,491)	(249,017)
Treasury stock, at cost (79,412 and 71,120 shares, respectively)	(1,985)	(1,976)
Total stockholders’ deficit	(62,206)	(63,072)
Total liabilities and stockholders’ deficit	(30,594)	(30,557)

Total liabilities, preferred stock and stockholders’ deficit	$15,942	$15,979

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue, net	$11,026	$7,395	$20,853	$15,318
Cost of revenue	4,191	3,565	8,039	6,830
Gross profit	6,835	3,830	12,814	8,488
Operating expenses:
Sales and marketing	2,605	2,551	4,947	4,751
Research and development	186	204	335	435
General and administrative	2,894	2,983	5,389	5,869
Acquisition related amortization expense	318	317	635	635
Change in fair value of contingent consideration	-	(311)	-	(311)
Total operating expenses	6,003	5,744	11,306	11,379

Operating income (loss) from continuing operations	832	(1,914)	1,508	(2,891)
Interest accretion expense	(31)	36	(66)	(85)
Note payable interest	(228)	(210)	(453)	(390)
Other (expense) income, net	(174)	37	(156)	198
Income (loss) from continuing operations before tax	399	(2,051)	833	(3,168)
Provision for income taxes	4	16	8	34
Income (loss) from continuing operations	395	(2,067)	825	(3,202)

Loss from discontinued operations, net of tax	(220)	(1,872)	(299)	(2,984)

Net income (loss)	$175	$(3,939)	$526	$(6,186)

Basic income (loss) per share of common stock:
From continuing operations	$0.09	$(0.49)	$0.19	$(0.76)
From discontinued operations	(0.05)	(0.44)	(0.07)	(0.71)
Net income (loss) per basic and diluted share of common stock	$0.04	$(0.93)	$0.12	$(1.47)

Diluted income (loss) per share of common stock:
From continuing operations	$0.09	$(0.49)	$0.19	$(0.76)
From discontinued operations	(0.05)	(0.44)	(0.07)	(0.71)
Net income (loss) per basic and diluted share of common stock	$0.04	$(0.93)	$0.12	$(1.47)

Weighted average number of common shares and common share equivalents outstanding:
Basic	4,311	4,229	4,309	4,219
Diluted	4,316	4,229	4,313	4,219

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited, in thousands)

					Additional
	Common Stock		Treasury Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance -December 31, 2021	4,228,169	$403	32,757	$(1,868)	$186,106	$(227,059)	$(42,418)

Issuance of common stock	44,139	1	-	-	58	-	59
Treasury stock purchased		-	13,129	(60)	-	-	(60)
Stock-based compensation expense	-	-	-	-	325	-	325
Net loss	-	-	-	-	-	(2,247)	(2,247)
Balance -March 31, 2022	4,272,308	404	45,886	$(1,928)	$186,489	$(229,306)	$(44,341)

Issuance of common stock	5,009	-	-	-	-	-	-
Treasury stock purchased		-	1,483	(6)	-	-	(6)
Stock-based compensation expense	-	-	-	-	334	-	334
Net loss	-	-	-	-	-	(3,939)	(3,939)
Balance -June 30, 2022	4,277,317	$404	47,369	$(1,934)	$186,823	$(233,245)	$(47,952)

Balance -December 31, 2022	4,367,830	$405	71,120	$(1,976)	$187,516	$(249,017)	$(63,072)

Issuance of common stock	22,996	-	-	-	-	-	-
Treasury stock purchased		-	8,292	(9)	-	-	(9)
Stock-based compensation expense	-	-	-	-	192	-	192
Net income	-	-	-	-	-	351	351
Balance -March 31, 2023	4,390,826	$405	79,412	$(1,985)	$187,708	$(248,666)	$(62,538)

Stock-based compensation expense	-	-	-	-	157	-	157
Net income	-	-	-	-	-	175	175
Balance -June 30, 2023	4,390,826	$405	79,412	$(1,985)	$187,865	$(248,491)	$(62,206)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

`	For The Six Months Ended June 30,
	2023	2022

Cash Flows From Operating Activities
Net income (loss)	$526	$(6,186)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	714	1,571
Interest accretion expense	66	85
Amortization of deferred financing fees	28	31
Stock-based compensation	349	613
ESPP expense	-	46
Change in fair value of note payable	142	(160)
Mark to market on warrants	-	(68)
Change in fair value of contingent consideration	-	(311)
Other changes in operating assets and liabilities:
Accounts receivable	(497)	(288)
Other current assets	(101)	(3)
Operating lease right of use assets	349	549
Accounts payable	610	794
Accrued salaries and bonus	(329)	278
Other accrued expenses	(138)	(654)
Operating lease liabilities	(337)	(541)
Other long-term liabilities	162	72
Net cash provided by (used in) operating activities	1,544	(4,172)

Cash Flows From Investing Activity
Working capital adjustment on sale of Interpace Pharma Solutions	(117)	-
Purchase of property and equipment	(176)	(86)
Net cash used in investing activities	(293)	(86)

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	-	59
Proceeds from convertible debt	-	2,000
(Payments) borrowings on line of credit	(1,000)	1,000
Net cash (used in) provided by financing activities	(1,000)	3,059

Net increase (decrease) in cash, cash equivalents and restricted cash	251	(1,199)
Cash, cash equivalents and restricted cash from continuing operations– beginning	4,828	2,922
Cash, cash equivalents and restricted cash from discontinued operations– beginning	-	392
Cash, cash equivalents and restricted cash – beginning	$4,828	$3,314
Cash, cash equivalents and restricted cash from continuing operations– ending	$5,079	$1,943
Cash, cash equivalents and restricted cash from discontinued operations– ending	-	172
Cash, cash equivalents and restricted cash – ending	$5,079	$2,115

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

The Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, InServe Support Solutions; and TVG, Inc., its commercial services business unit which was sold on December 22, 2015 and its Interpace Pharma Solutions, Inc. business (“Pharma Solutions”) which was sold on August 31, 2022. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

3.             LIQUIDITY

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

Further, along with many laboratories, the Company may be affected by the Proposed Local Coverage Determination (“LCD”) DL39365, which was posted on June 9, 2022 and is currently under consideration by Novitas. If finalized, this Proposed LCD, which governs “Genetic Testing for Oncology,” could impact the existing LCD for one of our molecular tests, PancraGEN®. On June 5, 2023 the Company announced that CMS issued the final LCD of Genetic Testing for Oncology (L39365) which establishes non-coverage for the Company’s widely used PancraGEN® test effective July 17, 2023. On July 6, 2023, Novitas announced that it was rescinding implementation of the Genetic Testing for Oncology LCD (L39365) so that it will not become effective on July 17, 2023. Novitas issued a new proposed LCD affecting the same companies and tests and reaching the same conclusions as noted in the previously rescinded LCD on July 27, 2023. The Company has been invited to participate in a public meeting presentation regarding the tests in question. The timing and content of any final LCD is uncertain at this time; the process could potentially take a year or longer to reach a conclusion. As a result, the Company is able to continue offering PancraGEN® and the related Point2® fluid chemistry tests for amylase, CEA, and glucose. In the event Novitas ultimately restricts coverage for the PancraGEN® test, the Company’s liquidity could be negatively impacted.

For the six months ended June 30, 2023, the Company had operating income from continuing operations of $1.5 million. As of June 30, 2023, the Company had cash and cash equivalents of $5.1 million, total current assets of $13.0 million and current liabilities of $13.6 million. As of August 4, 2023, the Company had approximately $4.6 million of cash on hand.

The Company may not generate positive cash flows from operations for the year ending December 31, 2023. The Company intends to meet its ongoing capital needs by using its available cash, as well as through targeted margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options and other strategic alternatives. However, if the Company is unable to meet the financial covenants under the Comerica Loan Agreement, the revolving line of credit and notes payable will become due and payable immediately. As of August 1, 2023, the Company had $3.4 million available under the Loan Agreement.

The Company continues to explore various strategic alternatives, dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources in order to provide additional liquidity. With the delisting of its common stock from Nasdaq in February 2021, and the possible removal of its common stock from trading on the OTCQX® if it failed to meet minimum market capitalization of $5 million by July 3, 2023, the Company’s ability to raise additional capital on terms acceptable to it has been adversely impacted. There can be no assurance that the Company will be successful in obtaining such funding on terms acceptable to it. The Company was notified in May 2023 that it had met the market capitalization requirements and was cleared to remain on OTCQX®.

With the proceeds received from the sale of the Pharma Solutions business, as well as the improvement in operating cash flows associated with the disposition, and the Company’s improved operating performance, as of the date of this filing, the Company anticipates that current cash and cash equivalents and forecasted cash receipts will be sufficient to meet its anticipated cash requirements through the next twelve months.

4.             DISCONTINUED OPERATIONS

Liabilities classified as discontinued operations as of both June 30, 2023 and December 31, 2022 consists of accrued expenses of which $766 of liabilities related to the former commercial services business unit.

The table below presents the significant components of its former Pharma Solutions business unit’s results included within loss from discontinued operations, net of tax in the condensed consolidated statements of operations for the three- and six months ended June 30, 2023 and 2022.

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue, net	$-	$1,956	$-	$4,410

Loss from discontinued operations	(137)	(1,820)	(137)	(2,878)
Income tax expense	83	52	162	106
Loss from discontinued operations, net of tax	$(220)	$(1,872)	$(299)	$(2,984)

Cash used from discontinued operations, operating activities, for the six months ended June 30, 2022 was approximately $2.5 million. Cash used from discontinued operations, operating activities, was $20,000, and investing activities was $0.1 million for the six months ended June 30, 2023. Depreciation and amortization expense within discontinued operations for the three and six-months ended June 30, 2022 was $0.4 million and $0.8 million, respectively. There was no depreciation and amortization expense for the three or six months ended June 30, 2023 in discontinued operations.

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

For our clinical services, we regularly review the ultimate amounts received from the third-party and direct-bill payers and related estimated reimbursement rates and adjust the NRV’s and related contractual allowances accordingly. If actual collections and related NRV’s vary significantly from our estimates, we will adjust the estimates of contractual allowances, which affects net revenue in the period such variances become known. The Company recorded an NRV adjustment of $0.7 million as a reduction of revenue during the second quarter of 2022 to record the impact on revenue recorded during the first quarter of 2022. See Note 3, Liquidity, for more details.

For our discontinued pharma services, project level activities, including study setup and project management, were satisfied over the life of the contract while performance-related obligations were satisfied at a point in time as the Company processes samples delivered by the customer. Revenues were recognized at a point in time when the test results or other deliverables are reported to the customer.

Financing and Payment

For non-Medicare claims, our payment terms vary by payer category. Payment terms for direct-payers in our clinical services are typically thirty days and in our pharma services, were up to sixty days. Commercial third-party-payers are required to respond to a claim within a time period established by their respective state regulations, generally between thirty to sixty days. However, payment for commercial third-party claims may be subject to a denial and appeal process, which could take up to two years in some instances where multiple appeals are submitted. The Company generally appeals all denials from commercial third-party payers. We bill Medicare directly for tests performed for Medicare patients and must accept Medicare’s fee schedule for the covered tests as payment in full.

Costs to Obtain or Fulfill a Customer Contract

Sales commissions are expensed in the period in which they have been earned. These costs are recorded in sales and marketing expense in the condensed consolidated statements of operations.

Accounts Receivable

The Company’s accounts receivable represent unconditional rights to consideration and are generated using its clinical services and pharma services. The Company’s clinical services are fulfilled upon completion of the test, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payer or direct-bill payer. Contractual adjustments represent the difference between the list prices and the reimbursement rates set by third-party payers, including Medicare, commercial payers, and amounts billed to direct-bill payers. Specific accounts may be written off after several appeals, which in some cases may take longer than twelve months. Pharma services represented, primarily, the performance of laboratory tests in support of clinical trials for pharma services customers. The Company billed these services directly to the customer.

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

Other Current Assets

Other current assets consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Lab supplies	$1,177	$1,224
Prepaid expenses	642	390
Funds in escrow	500	500
Other	48	180
Total other current assets	$2,367	$2,294

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

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock, par value $0.01 per share, used in the calculation of basic and diluted loss per share for the three- and six-month periods ended June 30, 2023 and 2022 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic weighted average number of common shares	4,311	4,229	4,309	4,219
Potential dilutive effect of stock-based awards	5	-	4	-

Diluted weighted average number of common shares	4,316	4,229	4,313	4,219

The Company’s Series B Redeemable Preferred Stock, on an as converted basis into common stock of 7,833,334 shares for the three- and six-months ended June 30, 2023, and the following outstanding stock-based awards and warrants, were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Options	475	641	475	641
Restricted stock units (RSUs)	215	351	217	351
Warrants	-	63		63
	690	1,055	692	1,055

6.             INTANGIBLE ASSETS

The net carrying value of the identifiable intangible assets from all acquisitions as of June 30, 2023 and December 31, 2022 are as follows:

		As of June 30, 2023	As of December 31, 2022
	Life	Carrying	Carrying
	(Years)	Amount	Amount

Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	6,682	6,682

CLIA Lab	2.3	609	609

Total		$31,951	$31,951

Accumulated Amortization		(31,725)	(31,090)

Net Carrying Value		$226	$861

Amortization expense was approximately $0.3 million for both the three-month periods ended June 30, 2023 and 2022, and $0.6 million for the six-month periods ended June 30, 2023 and 2022, respectively. The remaining amortization expense of $0.2 million will be amortized in 2023.

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

			Fair Value Measurements
	As of June 30, 2023		As of June 30, 2023
	Amount	Fair Value	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration:
Asuragen (1)	$774	$774	$-	$-	$774
Note payable:
BroadOak loan	10,000	11,307	-	-	11,307
	$10,774	$12,081	$-	$-	$12,081

(1)	See Note 10, Other Accrued Expenses

			Fair Value Measurements
	As of December 31, 2022		As of December 31, 2022
	Amount	Fair Value	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration:
Asuragen (1)	$1,088	$1,088	$-	$-	$1,088
Note payable:
BroadOak loan	10,000	11,165	-	-	11,165
	$11,088	$12,253	$-	$-	$12,253

(1)	See Note 10, Other Accrued Expenses

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

A roll forward of the carrying value of the Contingent Consideration Liability and BroadOak Loan to June 30, 2023 is as follows:

			Transferred	Accretion/	Adjustment to Fair Value/
	December		to Accrued	Interest	Mark to	June 30,
	31, 2022	Issued	Expenses	Accrued	Market	2023

Asuragen	$1,088	$-	$(380)	$66	$-	$774

BroadOak loans	11,165	-	-	-	142	11,307

	$12,253	$-	$(380)	$66	$142	$12,081

Certain of the Company’s non-financial assets, such as intangible assets are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

8.             LEASES

The table below presents the lease-related assets and liabilities recorded in the Condensed Consolidated Balance Sheet:

	Classification on the Balance Sheet	June 30, 2023	December 31, 2022

Assets
Operating lease assets	Operating lease right of use assets	2,090	2,439
Total lease assets		$2,090	$2,439

Liabilities
Current
Operating lease liabilities	Other accrued expenses	443	578
Total current lease liabilities		$443	$578
Noncurrent
Operating lease liabilities	Operating lease liabilities, net of current portion	1,646	1,848
Total long-term lease liabilities		1,646	1,848
Total lease liabilities		$2,089	$2,426

The weighted average remaining lease term for the Company’s operating leases was 4.7 years as of June 30, 2023 and the weighted average discount rate for those leases was 11.8%. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.”

The table below reconciles the cash flows to the lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2023:

Operating Leases
2023 - remaining six months	$357
2024	575
2025	450
2026	550
2027-2028	825
Total minimum lease payments	2,757
Less: amount of lease payments representing effects of discounting	668
Present value of future minimum lease payments	2,089
Less: current obligations under leases	443
Long-term lease obligations	$1,646

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

10.           OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Accrued royalties	$5,680	$4,909
Contingent consideration	543	569
Operating lease liability	443	578
Accrued sales and marketing - diagnostics	-	40
Accrued lab costs - diagnostics	182	167
Accrued professional fees	505	641
Taxes payable	222	262
Unclaimed property	328	565
All others	488	688
Total other accrued expenses	$8,391	$8,419

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

There were no stock option awards issued during the six months ended June 30, 2023. The following table provides the weighted average assumptions used in determining the fair value of the stock option awards granted during the six-month period ended June 30, 2022.

June 30, 2022

Risk-free interest rate	1.75%
Expected life	6.0 years
Expected volatility	129.93%
Dividend yield	-

The Company recognized approximately $0.2 million and $0.3 million of stock-based compensation expense within continuing operations during the three-month periods ended June 30, 2023 and 2022, respectively and approximately $0.3 million and $0.6 million for the six-month periods ended June 30, 2023 and 2022, respectively. The following table has a breakout of stock-based compensation expense from continuing operations by line item.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Cost of revenue	$12	$20	$26	$47
Sales and marketing	30	42	60	86
General and administrative*	115	243	263	475
Total stock compensation expense	$157	$305	$349	$608

*	Includes ESPP expense in 2022

12.           INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on loss from continuing operations and the effective tax rate for the three- and six-month periods ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Provision for income tax	$4	$16	$8	$34
Effective income tax rate	1.0%	(0.8)%	1.0%	(1.1)%

Income tax expense for both periods was primarily due to state franchise taxes.

Other long-term liabilities consisted of uncertain tax positions as of June 30, 2023 and December 31, 2022.

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

The Company entered into a consent letter (the “Comerica Consent”) with Comerica, pursuant to which Comerica consented to the issuance of the Convertible Note, the incurrence of the Convertible Debt and the conversion of the Convertible Debt into common stock of the Company or an additional term loan advance under the BroadOak Loan Agreement.

15.          SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosures of Non Cash Activities

(in thousands)

	June 30,
	2023	2022

Taxes accrued for repurchase of restricted shares	$9	$66
Purchase of property and equipment included in accounts payable	29	34

16.           MEZZANINE EQUITY

Redeemable Preferred Stock

On January 10, 2020, the Company entered into a Securities Purchase and Exchange Agreement (the “Securities Purchase and Exchange Agreement”) with 1315 Capital and Ampersand (collectively, the “Investors”) pursuant to which the Company agreed to sell to the Investors an aggregate of $20.0 million in Series B Preferred Stock of the Company, at an issuance price per share of $1,000 (“New Investment Shares”). Pursuant to the Securities Purchase and Exchange Agreement, 1315 Capital agreed to purchase 19,000 shares of Series B Preferred Stock at an aggregate purchase price of $19.0 million and Ampersand agreed to purchase 1,000 shares of Series B Preferred Stock at an aggregate purchase price of $1.0 million.

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

As of June 30, 2023 and December 31, 2022, there were 47,000 Series B issued and outstanding shares of preferred stock, respectively.

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

The Credit Facility matures on September 30, 2023, and is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries. As of June 30, 2023, the balance of the revolving line was $1.5 million. The Company intends on repaying $0.5 million per month until the balance is paid in full by September 30, 2023.

The Comerica Loan Agreement contains affirmative and negative restrictive covenants that are applicable whether or not any amounts are outstanding under the Comerica Loan Agreement. These restrictive covenants, which include restrictions on certain mergers, acquisitions, investments, encumbrances, etc., could adversely affect our ability to conduct our business. The Comerica Loan Agreement also contains financial covenants requiring specified minimum liquidity and minimum revenue thresholds, which the Company was in compliance with as of June 30, 2023, and also contains customary events of default.

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

19.           SUBSEQUENT EVENTS

Company Announces Reversal of Previous CMS Decision

On June 5, 2023 the Company had announced that CMS issued the final LCD of Genetic Testing for Oncology (L39365) which established non-coverage for the Company’s widely used PancraGEN® test effective July 17, 2023. On July 6, 2023, Novitas announced that it was rescinding implementation of the Genetic Testing for Oncology LCD (L39365) so that it will not become effective on July 17, 2023. Novitas issued a new proposed LCD affecting the same companies and tests and reaching the same conclusions as noted in the previously rescinded LCD on July 27, 2023. The Company has been invited to participate in a public meeting presentation regarding the tests in question. The timing and content of any final LCD is uncertain at this time; the process could potentially take a year or longer to reach a conclusion. As a result, the Company is able to continue offering PancraGEN® and the related Point2® fluid chemistry tests for amylase, CEA, and glucose.

Appointment of New Chief Financial Officer

On July 24, 2023, the Board appointed Christopher McCarthy, age 32, as Chief Financial Officer of the Company. Mr. McCarthy has served as the Company’s Principal Financial Officer since April 2023. In connection with his appointment as Chief Financial Officer, the Company entered into an employment agreement with Mr. McCarthy on July 31, 2023, effective as of July 24, 2023 (the “Employment Agreement”). Pursuant to the Employment Agreement, the Company agreed to pay to Mr. McCarthy a base salary of $220,000 annually to be paid in accordance with the Company’s payroll practices, with any increase in the sole discretion of the Company’s Compensation and Management Development Committee (the “Compensation Committee”) of the Board. Mr. McCarthy is also eligible to receive additional annual incentive compensation with an annual target of up to 40% of the base salary, paid out in cash, less applicable taxes and deductions and/or stock as determined by the Compensation Committee. The Company has awarded to Mr. McCarthy, under the Company’s 2019 Equity Incentive Plan, as amended, (the “Plan”) and related Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan (the “RSU Award Agreement”) a grant of restricted stock units (“RSUs”) with respect to 25,000 shares of the Company’s common stock (such grant, the “RSU Grant”). The RSU Grant vested immediately upon its grant date of July 31, 2023 with respect to 12,500 RSUs and the remaining 12,500 RSUs will vest on the six month anniversary of the date of grant. On July 27, 2024, the Company will grant an additional 25,000 RSU’s to Mr. McCarthy, which will be immediately vested.

The Employment Agreement provides for “at will” employment that may be terminated by Mr. McCarthy or by the Company at any time, and for any reason or for no reason. In the event of termination, Mr. McCarthy will be entitled to retain any equity awards that have vested through the date of termination, subject to the terms and conditions of the applicable equity incentive plan and the applicable award agreement. In the event that Mr. McCarthy’s employment is terminated by the Company without Cause or by Mr. McCarthy for Good Reason (in each case, as defined in the Employment Agreement), then subject to, among other things, Mr. McCarthy’s execution and non-revocation of a release agreement in favor of the Company, Mr. McCarthy would be entitled to salary continuation payments for a period of six months.

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	we have a history of operating losses and our clinical services have generated limited revenue;

●	our expectations of future revenues, expenditures, capital or other funding requirements;

●	our reliance on Medicare reimbursement for our clinical services and our being subject to decisions of the Center for Medicare and Medicaid Services (“CMS”) regarding reimbursement and pricing of our clinical services which could have a material adverse effect on our business and financial results;

●	our ability to continue to perform, bill and receive reimbursement for our PancraGEN® molecular test long-term under the existing local coverage determination (“LCD”), given that such LCD is currently under review by Novitas Solutions, Inc. (“Novitas”), the Company’s Medicare administrative contractor;

●	our secured lenders have the right to foreclose on substantially all of our assets if we are unable to timely repay our outstanding obligations;

●	our dependence on sales and reimbursements from our clinical services for all of our revenue;

●	the ability to continue to generate sufficient revenue from our clinical service products and other products and/or solutions that we develop in the future is important for our ability to meet our financial and other targets;

●	our ability to finance our business on acceptable terms in the future, which may limit the ability to grow our business, develop and commercialize products and services, develop and commercialize new molecular clinical service solutions and technologies;

●	our obligations to make royalty and milestone payments to our licensors;

●	our dependence on third parties for the supply of some of the materials used in our clinical services tests;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (“LDTs”), pricing of our tests and services and patient access limitations;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our being subject to the controlling interests of our two private equity investors who control, on an as-converted basis, an aggregate of 64.5% of our outstanding shares of common stock through their holdings of our Series B Preferred Stock, and this concentration of ownership along with their authority for designation rights for a majority of our directors and their right to approve certain of our actions has a substantial influence on our decisions;

●	the delisting of our common stock from Nasdaq and subsequent trading on OTCQX® has adversely affected and may continue to adversely affect our common stock and business and financial condition;

●	geopolitical and other economic and political conditions or events (such as the war in Ukraine);

●	our ability to implement our business strategy; and

●	the potential impact of existing and future contingent liabilities on our financial condition.

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

Further, along with many laboratories, we may be affected by the Proposed Local Coverage Determination (“LCD”) DL39365, which was posted on June 9, 2022 with comments extended to September 6, 2022 due to changes made to the related draft and is currently under consideration by our local Medicare Administrative Contractor, Novitas. If finalized, this Proposed LCD, which governs “Genetic Testing for Oncology,” could impact the existing LCD for one of our molecular tests, PancraGEN®. On June 5, 2023 we announced that CMS issued the final LCD of Genetic Testing for Oncology (L39365) which establishes non-coverage for the Company’s widely used PancraGEN® test effective July 17, 2023. On July 6, 2023, Novitas announced that it was rescinding implementation of the Genetic Testing for Oncology LCD (L39365) so that it will not become effective on July 17, 2023. Novitas issued a new proposed LCD affecting the same companies and tests and reaching the same conclusions as noted in the previously rescinded LCD on July 27, 2023. The Company has been invited to participate in a public meeting presentation regarding the tests in question. The timing and content of any final LCD is uncertain at this time; the process could potentially take a year or longer to reach a conclusion. As a result, we are able to continue offering PancraGEN® and the related Point2® fluid chemistry tests for amylase, CEA, and glucose. In the event Novitas ultimately restricts coverage for the PancraGEN® test, the Company’s liquidity could be negatively impacted.

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

Condensed Consolidated Results of Continuing Operations for the Quarter Ended June 30, 2023 Compared to the Quarter Ended June 30, 2022 (unaudited, in thousands)

	Three Months Ended June 30,
	2023	2023	2022	2022
		% to		% to
		revenue		revenue

Revenue, net	$11,026	100.0%	$7,395	100.0%
Cost of revenue	4,191	38.0%	3,565	48.2%
Gross profit	6,835	62.0%	3,830	51.8%
Operating expenses:
Sales and marketing	2,605	23.6%	2,551	34.5%
Research and development	186	1.7%	204	2.8%
General and administrative	2,894	26.2%	2,983	40.3%
Acquisition related amortization expense	318	2.9%	317	4.3%
Change in fair value of contingent consideration	-	0.0%	(311)	-4.2%
Total operating expenses	6,003	54.4%	5,744	77.7%

Operating income (loss)	832	7.5%	(1,914)	-25.9%
Interest accretion expense	(31)	-0.3%	36	0.5%
Note payable interest	(228)	-2.1%	(210)	-2.8%
Other income, net	(174)	-1.6%	37	0.5%
Income (loss) from continuing operations before tax	399	3.6%	(2,051)	-27.7%
Provision for income taxes	4	0.0%	16	0.2%
Income (loss) from continuing operations	395	3.6%	(2,067)	-28.0%

Loss from discontinued operations, net of tax	(220)	-2.0%	(1,872)	-25.3%

Net income (loss)	$175	1.6%	$(3,939)	-53.3%

Revenue, net

Consolidated revenue, net for the three months ended June 30, 2023 increased by $3.6 million, or 49%, to $11.0 million, compared to $7.4 million for the three months ended June 30, 2022. The increase in net revenue was largely driven by increased test volumes as compared to the prior year. The three months ended June 30, 2022 was negatively impacted by an NRV adjustment related to a Medicare pricing change of $0.7 million for revenue that was attributable to the first quarter.

Cost of revenue

Consolidated cost of revenue for the three months ended June 30, 2023 was $4.2 million, as compared to $3.6 million for the three months ended June 30, 2022. As a percentage of revenue, cost of revenue was approximately 38% for the three months ended June 30, 2023 and 48% for the three months ended June 30, 2022, the percentage decrease being due to the increase in revenue discussed above.

Gross profit

Consolidated gross profit was approximately $6.8 million for the three months ended June 30, 2023 and $3.8 million for the three months ended June 30, 2022. The gross profit percentage was approximately 62% for the three months ended June 30, 3023 and 52% for the three months ended June 30, 2022. The three months ended June 30, 2022 was negatively impacted by an NRV adjustment related to a Medicare pricing change of $0.7 million for revenue that was attributable to the first quarter.

Sales and marketing expense

Sales and marketing expense was approximately $2.6 million for both the three months ended June 30, 2023 and June 30, 2022. As a percentage of revenue, sales and marketing expense decreased to 24% from 35% in the comparable prior year period due to the increase in revenue.

Research and development

Research and development expense was approximately $0.2 million for both the three months ended June 30, 2023 and June 30, 2022. As a percentage of revenue, research and development expense decreased to 2% from 3% in the comparable prior year period.

General and administrative

General and administrative expense was approximately $2.9 million for the three months ended June 30, 2023 and $3.0 million for the three months ended June 30, 2022. The three months ended June 30, 2023, included approximately $0.6 million in expenses related to exploring long-term capital structure alternatives.

Acquisition amortization expense

During the three months ended June 30, 2023 and June 30, 2022, we recorded amortization expense of approximately $0.3 million, respectively, which is related to intangible assets associated with prior acquisitions.

Change in fair value of contingent consideration

During the three months ended June 30, 2022, there was a $0.3 million decrease in the contingent consideration liability due to the impact of the ThyGeNEXT® pricing change on future projected revenues.

Operating income (loss)

Operating income from continuing operations was $0.8 million for the three months ended June 30, 2023 as compared to an operating loss of $1.9 million for the three months ended June 30, 2022. The operating income was primarily attributable to the increase in revenue discussed above.

Provision for income taxes

Income tax expense was approximately $4,000 for the three months ended June 30, 2023 and $16,000 for the three months ended June 30, 2022.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.2 million for the three months ended June 30, 2023 and a loss from discontinued operations of approximately $1.9 million for the three months ended June 30, 2022. The loss from discontinued operations for the three months ended June 30, 2022 included operating losses associated with the former Pharma Solutions unit.

Condensed Consolidated Results of Continuing Operations for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022 (unaudited, in thousands)

	Six Months Ended June 30,
	2023	2023	2022	2022
		% to		% to
		revenue		revenue

Revenue, net	$20,853	100.0%	$15,318	100.0%
Cost of revenue	8,039	38.6%	6,830	44.6%
Gross profit	12,814	61.4%	8,488	55.4%
Operating expenses:
Sales and marketing	4,947	23.7%	4,751	31.0%
Research and development	335	1.6%	435	2.8%
General and administrative	5,389	25.8%	5,869	38.3%
Acquisition related amortization expense	635	3.0%	635	4.1%
Change in fair value of contingent consideration	-	0.0%	(311)	-2.0%
Total operating expenses	11,306	54.2%	11,379	74.3%

Operating income (loss)	1,508	7.2%	(2,891)	-18.9%
Interest accretion expense	(66)	-0.3%	(85)	-0.6%
Note payable interest	(453)	-2.2%	(390)	-2.5%
Other expense, net	(156)	-0.7%	198	1.3%
Income (loss) from continuing operations before tax	833	4.0%	(3,168)	-20.7%
Provision for income taxes	8	0.0%	34	0.2%
Income (loss) from continuing operations	825	4.0%	(3,202)	-20.9%

Loss from discontinued operations, net of tax	(299)	-1.4%	(2,984)	-19.5%

Net income (loss)	$526	2.5%	$(6,186)	-40.4%

Revenue, net

Consolidated revenue, net for the six months ended June 30, 2023 increased by $5.6 million, or 36%, to $20.9 million, compared to $15.3 million for the three months ended June 30, 2022. The increase in net revenue was largely driven by increased test volumes as compared to the prior year as well as improved collections.

Cost of revenue

Consolidated cost of revenue for the six months ended June 30, 2023 was $8.0 million, as compared to $6.8 million for the six months ended June 30, 2022. As a percentage of revenue, cost of revenue was approximately 39% for the six months ended June 30, 2023 and 45% for the six months ended June 30, 2022, the percentage decrease was due to the increase in revenue discussed above.

Gross profit

Consolidated gross profit was approximately $12.8 million for the six months ended June 30, 2023 and $8.5 million for the six months ended June 30, 2022. The gross profit percentage was approximately 61% for the six months ended June 30, 3023 and 55% for the six months ended June 30, 2022. The increase was primarily due to the increase in revenue discussed above.

Sales and marketing expense

Sales and marketing expense was approximately $4.9 million for the six months ended June 30, 2023 and $4.8 million for the six months ended June 30, 2022. As a percentage of revenue, sales and marketing expense decreased to 24% from 31% in the comparable prior year period primarily due to the increase in revenue.

Research and development

Research and development expense was $0.3 million for the six months ended June 30, 2023 and $0.4 million for the six months ended June 30, 2022. As a percentage of revenue, research and development expense decreased to 2% from 3% in the comparable prior year period.

General and administrative

General and administrative expense was approximately $5.4 million for the three months ended June 30, 2023 and $5.9 million for the three months ended June 30, 2022. The decrease can be primarily attributed to a decrease in employee compensation costs compared to the prior year.

Acquisition amortization expense

During the six months ended June 30, 2023 and June 30, 2022, we recorded amortization expense of approximately $0.6 million, respectively, which is related to intangible assets associated with prior acquisitions.

Change in fair value of contingent consideration

During the six months ended June 30, 2022, there was a $0.3 million decrease in the contingent consideration liability due to the impact of the ThyGeNEXT® pricing change on future projected revenues.

Operating income (loss)

Operating income from continuing operations was $1.5 million for the six months ended June 30, 2023 as compared to an operating loss of $2.9 million for the six months ended June 30, 2022. The operating income was primarily attributable to the increases in revenue and gross profit discussed above.

Provision for income taxes

Income tax expense was approximately $8,000 for the six months ended June 30, 2023 and $34,000 for the six months ended June 30, 2022. Income tax expense for both periods was primarily driven by minimum state and local taxes.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.3 million for the six months ended June 30, 2023 and a loss from discontinued operations of approximately $3.0 million for the six months ended June 30, 2022. The loss from discontinued operations for the six months ended June 30, 2022 included operating losses associated with the former Pharma Solutions unit. The loss from discontinued operations for the six months ended June 30, 2023 pertained to state taxes and close out costs associated with Pharma Solutions.

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

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Income (loss) from continuing operations (GAAP Basis)	$395	$(2,067)	$825	$(3,202)
Depreciation and amortization	357	351	714	723
Stock-based compensation	157	305	349	608
Taxes expense	4	16	8	34
Interest accretion expense	31	(36)	66	85
Note payable interest	228	210	453	390
Mark to market on warrant liability	-	(5)	-	(68)
Change in fair value of note payable	165	(53)	142	(160)
Change in fair value of contingent consideration	-	(311)	-	(311)
Adjusted EBITDA	$1,337	$(1,590)	$2,557	$(1,901)

LIQUIDITY AND CAPITAL RESOURCES

In October 2021, we entered into the Comerica Loan Agreement with Comerica, providing for a revolving credit facility of up to $7,500,000 (the “Credit Facility”). The Company is using the proceeds of the Credit Facility for working capital and other general corporate purposes.

The amount that may be borrowed under the Credit Facility is the lower of (i) the revolving limit of $7,500,000 (the “Revolving Line”) and (ii) 80% of the Company’s eligible accounts receivable plus an applicable non-formula amount consisting of $2,000,000 of additional availability at close not based upon the Company’s eligible accounts receivable, with such additional availability reducing by $250,000 per quarter beginning with the quarter ending June 30, 2022. Borrowings on the Credit Facility are limited to $5,000,000 until 80% of the Company’s and its subsidiaries’ customers are paying into a collection account or segregated governmental account with Comerica. The Revolving Line can also include, at the Company’s option, credit card services with a sublimit of $300,000. Borrowings on the Revolving Line are subject to an interest rate equal to prime plus 0.50%, with prime being the greater of (x) Comerica’s stated prime rate or (y) the sum of (A) the daily adjusting LIBOR rate plus (B) 2.5% per annum. The Company is also required to pay an unused facility fee quarterly in arrears in an amount equal to 0.25% per annum on the average unused but available portion of the Revolving Line for such quarter. See Note 17, Revolving Line of Credit, for more details. Comerica has a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets. As of August 1, 2023 the Company owed $1.0 million on the line of credit and had approximately $3.4 million available to borrow on the line. The Company intends to make two additional monthly payments of $0.5 million to have the line of credit paid in full by September 30, 2023.

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

For the six months ended June 30, 2023, we had operating income from continuing operations of $1.5 million. As of the six months ended June 30, 2023, we had cash and cash equivalents of $5.1 million, total current assets of $13.0 million and current liabilities of $13.6 million. As of August 4, 2023, we had approximately $4.6 million of cash on hand.

During the six months ended June 30, 2023, net cash provided by operating activities was $1.5 million. The main component of cash provided by operating activities was our net income of $0.5 million, which included non-cash expenses of $1.3 million. During the six months ended June 30, 2022, net cash used in operating activities was $4.2 million. The main component of cash used in operating activities was our net loss of $6.2 million which was partially offset by depreciation and amortization expense of $1.6 million.

During the six months ended June 30, 2023, net cash used in investing activities was $0.3 million and for the six months ended June 30, 2022, net cash used in investing activities was $0.1 million.

For the six months ended June 30, 2023, cash used in financing activities was $1.0 million, which were payments made on the Revolving Line. For the six months ended June 30, 2022, cash provided from financing activities was $3.1 million, of which $1.0 million was from the drawdown on the Revolving Line and $2.0 million was the Convertible Debt agreement entered into with BroadOak.

We did not generate positive cash flows from operations for the year ending December 31, 2022. We intend to meet our ongoing capital needs by using our available cash, as well as through targeted margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options and other strategic alternatives. However, if we are unable to meet the financial covenants under the Comerica Loan Agreement, the revolving line of credit and notes payable will become due and payable immediately. The Company anticipates that current cash and cash equivalents and forecasted cash receipts will be sufficient to meet its anticipated cash requirements through the next twelve months.

The Company continues to explore various strategic alternatives, dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources in order to provide additional liquidity. With the delisting of our common stock from Nasdaq in February 2021 and the possible removal of our common stock from trading on the OTCQX® if we had failed to meet minimum market capitalization of $5 million for ten consecutive trading days by July 3, 2023, our ability to raise additional capital on terms acceptable to the Company has been adversely impacted. There can be no assurance that the Company will be successful in obtaining such funding on terms acceptable to the Company. The Company was notified in May 2023 that it had met the market cap requirements and was cleared to remain on OTCQX®.

Further, along with many laboratories, we may be affected by the Proposed Local Coverage Determination (“LCD”) DL39365, which was posted on June 9, 2022 and remains under consideration by our local Medicare Administrative Contractor, Novitas If finalized, this Proposed LCD, which governs “Genetic Testing for Oncology,” could impact the existing LCD for one of our molecular tests, PancraGEN®. On June 5, 2023 we announced that CMS issued the final LCD of Genetic Testing for Oncology (L39365) which establishes non-coverage for the Company’s widely used PancraGEN® test effective July 17, 2023. On July 6, 2023, Novitas announced that it was rescinding implementation of the Genetic Testing for Oncology LCD (L39365) so that it will not become effective on July 17, 2023. Novitas issued a new proposed LCD affecting the same companies and tests and reaching the same conclusions as noted in the previously rescinded LCD on July 27, 2023. The Company has been invited to participate in a public meeting presentation regarding the tests in question. The timing and content of any final LCD is uncertain at this time; the process could potentially take a year or longer to reach a conclusion. As a result, we are able to continue offering PancraGEN® and the related Point2® fluid chemistry tests for amylase, CEA, and glucose. In the event Novitas ultimately restricts coverage for the PancraGEN® test, the Company’s liquidity could be negatively impacted.

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

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Exchange Act the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Employment Agreement, dated July 31, 2023, between Christopher McCarthy and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 2, 2023.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

+	Exhibits 32.1 and 32.2 are being furnished herewith and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference to any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

*	The schedules and exhibits to this Exhibit have been omitted. The Company agrees to furnish a copy of the omitted schedules and exhibits to the Securities and Exchange Commission on a supplemental basis upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2023	Interpace Biosciences, Inc.
(Registrant)

/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	/s/ Christopher McCarthy
Christopher McCarthy
Chief Financial Officer
(Principal Financial Officer)

