Form 10-Q
period 2023-09-30
INTERPACE BIOSCIENCES, INC.
filed 2023-11-08
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding November 3, 2023
Common Stock, par value $0.01 per share	4,321,772

INTERPACE BIOSICENCES, INC.

FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,032	$4,828
Accounts receivable	4,830	5,032
Other current assets	1,576	2,294
Total current assets	11,438	12,154
Property and equipment, net	762	480
Intangible assets, net	27	861
Operating lease right of use assets	1,978	2,439
Other long-term assets	45	45
Total assets	$14,250	$15,979

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,352	$1,050
Accrued salary and bonus	1,299	1,456
Other accrued expenses	8,815	8,419
Line of credit - current	-	2,500
Current liabilities of discontinued operations	858	858
Total current liabilities	12,324	14,283
Contingent consideration	-	518
Operating lease liabilities, net of current portion	1,556	1,848
Note payable at fair value	11,565	11,165
Other long-term liabilities	4,949	4,701
Total liabilities	30,394	32,515

Commitments and contingencies (Note 9)

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 shares Series B issued and outstanding	46,536	46,536

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,407,492 and 4,367,830 shares issued, respectively; 4,321,772 and 4,296,710 shares outstanding, respectively	405	405
Additional paid-in capital	188,017	187,516
Accumulated deficit	(249,105)	(249,017)
Treasury stock, at cost (85,720 and 71,120 shares, respectively)	(1,997)	(1,976)
Total stockholders’ deficit	(62,680)	(63,072)
Total liabilities and stockholders’ deficit	(32,286)	(30,557)

Total liabilities, preferred stock and stockholders’ deficit	$14,250	$15,979

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Revenue, net	$9,078	$8,189	$29,931	$23,506
Cost of revenue	4,124	3,457	12,163	10,286
Gross profit	4,954	4,732	17,768	13,220
Operating expenses:
Sales and marketing	2,498	2,236	7,444	6,987
Research and development	149	191	484	626
General and administrative	2,124	2,767	7,515	8,636
Acquisition related amortization expense	199	318	834	953
Change in fair value of contingent consideration	-	-	-	(311)
Total operating expenses	4,970	5,512	16,277	16,891

Operating (loss) income from continuing operations	(16)	(780)	1,491	(3,671)
Interest accretion expense	(26)	(38)	(92)	(123)
Note payable interest	(230)	(230)	(682)	(620)
Other expense, net	(252)	(217)	(408)	(20)
(Loss) income from continuing operations before tax	(524)	(1,265)	309	(4,434)
Provision (benefit) for income taxes	4	(11)	12	24
(Loss) income from continuing operations	(528)	(1,254)	297	(4,458)

Loss from discontinued operations, net of tax	(86)	(12,954)	(385)	(15,936)

Net loss	$(614)	$(14,208)	$(88)	$(20,394)

Basic income (loss) per share of common stock:
From continuing operations	$(0.12)	$(0.30)	$0.07	$(1.05)
From discontinued operations	(0.02)	(3.05)	(0.09)	(3.77)
Net loss per basic and diluted share of common stock	$(0.14)	$(3.35)	$(0.02)	$(4.82)

Diluted income (loss) per share of common stock:
From continuing operations	$(0.12)	$(0.30)	$0.07	$(1.05)
From discontinued operations	(0.02)	(3.05)	(0.09)	(3.77)
Net loss per basic and diluted share of common stock	$(0.14)	$(3.35)	$(0.02)	$(4.82)

Weighted average number of common shares and common share equivalents outstanding:
Basic	4,319	4,242	4,313	4,227
Diluted	4,319	4,242	4,355	4,227

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited, in thousands)

					Additional
	Common Stock		Treasury Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance -December 31, 2021	4,228,169	$403	32,757	$(1,868)	$186,106	$(227,059)	$(42,418)

Issuance of common stock	44,139	1	-	-	58	-	59
Treasury stock purchased		-	13,129	(60)	-	-	(60)
Stock-based compensation expense	-	-	-	-	325	-	325
Net loss	-	-	-	-	-	(2,247)	(2,247)
Balance -March 31, 2022	4,272,308	$404	45,886	$(1,928)	$186,489	$(229,306)	$(44,341)

Issuance of common stock	5,009	-	-	-	-	-	-
Treasury stock purchased		-	1,483	(6)	-	-	(6)
Stock-based compensation expense	-	-	-	-	334	-	334
Net loss	-	-	-	-	-	(3,939)	(3,939)
Balance -June 30, 2022	4,277,317	$404	47,369	$(1,934)	$186,823	$(233,245)	$(47,952)

Issuance of common stock	16,349	-	-	-	48	-	48
Treasury stock purchased		-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	519	-	519
Net loss	-	-	-	-	-	(14,208)	(14,208)
Balance -September 30, 2022	4,293,666	$404	47,369	$(1,934)	$187,390	$(247,453)	$(61,593)

Balance -December 31, 2022	4,367,830	$405	71,120	$(1,976)	$187,516	$(249,017)	$(63,072)

Issuance of common stock	22,996	-	-	-	-	-	-
Treasury stock purchased		-	8,292	(9)	-	-	(9)
Stock-based compensation expense	-	-	-	-	192	-	192
Net income	-	-	-	-	-	351	351
Balance -March 31, 2023	4,390,826	$405	79,412	$(1,985)	$187,708	$(248,666)	$(62,538)
Stock-based compensation expense	-	-	-	-	157	-	157
Net income	-	-	-	-	-	175	175
Balance -June 30, 2023	4,390,826	$405	79,412	$(1,985)	$187,865	$(248,491)	$(62,206)

Issuance of common stock	16,666	-	-	-	-	-	-
Treasury stock purchased	-	-	6,308	(12)	-	-	(12)
Stock-based compensation expense	-	-	-	-	152	-	152
Net loss	-	-	-	-	-	(614)	(614)
Balance -September 30, 2023	4,407,492	$405	85,720	$(1,997)	$188,017	$(249,105)	$(62,680)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For The Nine Months Ended September 30,
	2023	2022

Cash Flows From Operating Activities
Net loss	$(88)	$(20,394)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	954	2,206
Interest accretion expense	92	123
Amortization of deferred financing fees	42	45
Stock-based compensation	501	1,133
ESPP expense	-	46
Goodwill impairment	-	8,433
Intangible asset impairment	-	3,827
Change in fair value of note payable	400	46
Mark to market on warrants	-	(71)
Change in fair value of contingent consideration	-	(311)
Other changes in operating assets and liabilities:
Accounts receivable	202	107
Other current assets	176	(45)
Operating lease right of use assets	461	-
Other long-term assets	-	(1)
Accounts payable	228	(447)
Accrued salaries and bonus	(157)	(1,312)
Other accrued expenses	(118)	(914)
Operating lease liabilities	(292)	-
Other long-term liabilities	248	113
Net cash provided by (used in) operating activities	2,649	(7,416)

Cash Flows From Investing Activity
Proceeds from sale of Interpace Pharma Solutions, net	500	7,431
Working capital adjustment on sale of Interpace Pharma Solutions	(117)	-
Purchase of property and equipment	(328)	(126)
Net cash provided by investing activities	55	7,305

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	-	106
Proceeds from convertible debt	-	2,000
(Payments) borrowings on line of credit	(2,500)	1,000
Net cash (used in) provided by financing activities	(2,500)	3,106

Net increase in cash, cash equivalents and restricted cash	204	2,995
Cash, cash equivalents and restricted cash from continuing operations– beginning	4,828	2,922
Cash, cash equivalents and restricted cash from discontinued operations– beginning	-	392
Cash, cash equivalents and restricted cash – beginning	$4,828	$3,314
Cash, cash equivalents and restricted cash from continuing operations– ending	$5,032	$6,309
Cash, cash equivalents and restricted cash from discontinued operations– ending	-	-
Cash, cash equivalents and restricted cash – ending	$5,032	$6,309

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

The Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, InServe Support Solutions, TVG, Inc., its commercial services business unit which was sold on December 22, 2015 and its Interpace Pharma Solutions, Inc. business (“Pharma Solutions”) which was sold on August 31, 2022. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

3. LIQUIDITY

In October 2021, the Company entered into a $7.5 million revolving credit facility with Comerica Incorporated (“Comerica”) (the “Comerica Loan Agreement”). See Note 17, Revolving Line of Credit, and Note 19, Subsequent Events for more details and for updates to the revolving credit facility. Also in October 2021, the Company entered into an $8.0 million term loan with BroadOak Fund V, L.P. (“BroadOak”) (the “BroadOak Loan Agreement”), the proceeds of which were used to repay in full at their maturity the existing secured promissory note with Ampersand Capital Partners (“Ampersand”) (the “Ampersand Note”) and 1315 Capital II, L.P (“1315 Capital”) (the “1315 Capital Note”). In May 2022, the Company entered into a Subordinated Convertible Promissory Note agreement with BroadOak for an additional $2.0 million (the “Convertible Note”), which was converted into a subordinated term loan and was added to the outstanding BroadOak Loan Agreement balance. See Note 14, Notes Payable, for more details and Note 19, Subsequent Events.

In January 2022, the Company’s registration statement for a rights offering filed with the Securities and Exchange Commission (SEC) became effective; however, the rights offering was subsequently terminated later in January 2022 when the Company announced that the Centers for Medicare & Medicaid Services, or CMS, issued a new billing policy whereby CMS will no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. However, on February 28, 2022, the Company announced that the National Correct Coding Initiative (NCCI) program issued a response on behalf of CMS stating that the January 2022 billing policy reimbursement change for ThyGeNEXT® (0245U) and ThyraMIR® (0018U) tests has been retroactively reversed to January 1, 2022. In May 2022, the Company was notified by CMS/NCCI that processing of claims for dates of service after January 1, 2022 would be completed beginning July 1, 2022. However, on June 9, 2022, the Company was notified that its local Medicare Administrator Contractor, Novitas Solutions Inc. (“Novitas”) re-priced ThyGeNEXT® (0245U) from $2,919 to $806.59 retroactively effective to January 1, 2022. On July 20, 2022 the Clinical Diagnostic Laboratory Tests (CDLT) Advisory Panel affirmed a gapfill price for ThyGeNEXT® of $806.59. As a result of the ThyGeNEXT® pricing change, the Company reduced its net realizable value, or NRV rates, for ThyGeNEXT® Medicare billing to reflect the $806.59 pricing for tests performed during the second quarter of 2022. In addition, in order to reflect the retroactive pricing change to January 1, 2022, the Company recorded an NRV adjustment of $0.7 million during the second quarter of 2022 to reduce revenue recorded during the first quarter of 2022. Effective January 1, 2023, the gapfill price for ThyGeNEXT® was set at $1,266.07.

Further, along with many laboratories, the Company may be affected by the Proposed Local Coverage Determination (“LCD”) DL39365, which is currently under consideration by Novitas. If finalized, this Proposed LCD, which governs “Genetic Testing for Oncology,” could impact the existing Medicare coverage for one of our molecular tests, PancraGEN®. On June 5, 2023 the Company announced that Novitas issued the final LCD of Genetic Testing for Oncology (L39365) which if finalized, would have established non-coverage for the Company’s widely used PancraGEN® test effective July 17, 2023. On July 6, 2023, Novitas announced that it would not be implementing the final Genetic Testing for Oncology LCD (L39365) as scheduled on July 17, 2023. Novitas then issued a new virtually identical proposed LCD affecting the same companies and tests and reaching the same conclusions as noted in the previously rescinded LCD on July 27, 2023. In response, the Company participated in a public meeting presentation and submitted detailed written comments supporting the use of PancraGEN®. The timing and content of any final implemented LCD is uncertain at this time; the process could potentially take a year or longer from issuance of the updated proposed LCD to reach a conclusion. As a result, the Company is able to continue offering PancraGEN® and the related Point2® fluid chemistry tests for amylase, CEA, and glucose. In the event Novitas ultimately restricts coverage for the PancraGEN® test, the Company’s liquidity could be negatively impacted.

For the nine months ended September 30, 2023, the Company had operating income from continuing operations of $1.5 million. As of September 30, 2023, the Company had cash and cash equivalents of $5.0 million, total current assets of $11.4 million and current liabilities of $12.3 million. As of November 3, 2023, the Company had approximately $3.1 million of cash on hand.

The Company expects to generate positive cash flows from operations for the year ending December 31, 2023. The Company intends to meet its ongoing capital needs by using its available cash, as well as through targeted margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options and other strategic alternatives. However, if the Company is unable to meet the financial covenants under the Comerica Loan Agreement, as amended, the revolving line of credit and notes payable will become due and payable immediately. As of November 1, 2023, the Company had $4.75 million in potential availability under the Comerica Loan Agreement.

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

With the improvement in operating cash flows associated with the disposition of the Pharma Solutions business, and the Company’s improved operating performance, as of the date of this filing, the Company anticipates that current cash and cash equivalents and forecasted cash receipts will be sufficient to meet its anticipated cash requirements through the next twelve months.

4. DISCONTINUED OPERATIONS

Liabilities classified as discontinued operations as of both September 30, 2023 and December 31, 2022 consists of accrued expenses of which $766 of liabilities related to the former commercial services business unit.

The table below presents the significant components of its former Pharma Solutions business unit’s results included within loss from discontinued operations, net of tax in the condensed consolidated statements of operations for the three- and nine months ended September 30, 2023 and 2022.

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue, net	$-	$1,267	$-	$5,678

Loss from discontinued operations	-	(13,012)	(137)	(15,888)
Income tax expense	86	(58)	248	48
Loss from discontinued operations, net of tax	$(86)	$(12,954)	$(385)	$(15,936)

Cash used from discontinued operations, operating activities, for the nine months ended September 30, 2022, was approximately $2.8 million. There was cash provided by discontinued operations, investing activities, for the nine months ended September 30, 2022 of $7.3 million which pertained to the net proceeds received from the Pharma Solutions sale. Cash used from discontinued operations, operating activities, was $20,000, and provided by investing activities was $0.4 million for the nine months ended September 30, 2023. Depreciation and amortization expense within discontinued operations for the three and nine-months ended September 30, 2022 was $0.3 million and $1.1 million, respectively. There was no depreciation and amortization expense for the three or nine months ended September 30, 2023 in discontinued operations.

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

For our discontinued Pharma Solutions, project level activities, including study setup and project management, were satisfied over the life of the contract while performance-related obligations were satisfied at a point in time as the Company processes samples delivered by the customer. Revenues were recognized at a point in time when the test results or other deliverables are reported to the customer.

Financing and Payment

For non-Medicare claims, our payment terms vary by payer category. Payment terms for direct-payers in our clinical services are typically thirty days and in our discontinued Pharma Solutions, were up to sixty days. Commercial third-party-payers are required to respond to a claim within a time period established by their respective state regulations, generally between thirty to sixty days. However, payment for commercial third-party claims may be subject to a denial and appeal process, which could take up to two years in some instances where multiple appeals are submitted. The Company generally appeals all denials from commercial third-party payers. We bill Medicare directly for tests performed for Medicare patients and must accept Medicare’s fee schedule for the covered tests as payment in full.

Costs to Obtain or Fulfill a Customer Contract

Sales commissions are expensed in the period in which they have been earned. These costs are recorded in sales and marketing expense in the condensed consolidated statements of operations.

Accounts Receivable

The Company’s accounts receivable represent unconditional rights to consideration and are generated using its clinical services and its since discontinued Pharma Solutions. The Company’s clinical services are fulfilled upon completion of the test, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payer or direct-bill payer. Contractual adjustments represent the difference between the list prices and the reimbursement rates set by third-party payers, including Medicare, commercial payers, and amounts billed to direct-bill payers. Specific accounts may be written off after several appeals, which in some cases may take longer than twelve months. Pharma Solutions represented, primarily, the performance of laboratory tests in support of clinical trials for Pharma Solutions customers. The Company billed these services directly to the customer.

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

Other Current Assets

Other current assets consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Lab supplies	$1,093	$1,224
Prepaid expenses	440	390
Funds in escrow	-	500
Other	43	180
Total other current assets	$1,576	$2,294

In the third quarter of 2023, the $0.5 million funds in escrow that pertained to the Company’s sale of Pharma Solutions in 2022 were released to the Company.

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

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock, par value $0.01 per share, used in the calculation of basic and diluted loss per share for the three- and nine-month periods ended September 30, 2023 and 2022 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic weighted average number of common shares	4,319	4,242	4,313	4,227
Potential dilutive effect of stock-based awards	-	-	42	-
Diluted weighted average number of common shares	4,319	4,242	4,355	4,227

The Company’s Series B Redeemable Preferred Stock, on an as converted basis into common stock of 7,833,334 shares for the three- and nine-months ended September 30, 2023, and the following outstanding stock-based awards and warrants, were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Options	469	578	394	578
Restricted stock units (RSUs)	277	340	277	340
Warrants	-	54		54
	746	972	671	972

6. INTANGIBLE ASSETS

The net carrying value of the identifiable intangible assets from all acquisitions as of September 30, 2023 and December 31, 2022 are as follows:

		As of September 30, 2023	As of December 31, 2022
	Life	Carrying	Carrying
	(Years)	Amount	Amount

Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	6,682	6,682

CLIA Lab	2.3	609	609

Total		$31,951	$31,951

Accumulated Amortization		(31,924)	(31,090)

Net Carrying Value		$27	$861

Amortization expense was approximately $0.2 million and $0.3 million for the three-month periods ended September 30, 2023 and 2022, respectively, and $0.8 million and $1.0 million for the nine-month periods ended September 30, 2023 and 2022, respectively. The remaining amortization expense of approximately $27,000 will be amortized in 2023.

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

	As of September 30, 2023		Fair Value Measurements
		Fair	As of September 30, 2023
	Amount	Value	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration:
Asuragen (1)	$610	$610	$-	$-	$610
Note payable:
BroadOak loan	10,000	11,565	-	-	11,565
	$10,610	$12,175	$-	$-	$12,175

(1)	See Note 10, Other Accrued Expenses

			Fair Value Measurements
	As of December 31, 2022		As of December 31, 2022
	Amount	Fair Value	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration:
Asuragen (1)	$1,088	$1,088	$-	$-	$1,088
Note payable:
BroadOak loan	10,000	11,165	-	-	11,165
	$11,088	$12,253	$-	$-	$12,253

(1)	See Note 10, Other Accrued Expenses

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

A roll forward of the carrying value of the Contingent Consideration Liability and BroadOak Loan to September 30, 2023 is as follows:

					Adjustment
			Transferred	Accretion/	to Fair Value/
	December 31, 2022	Issued	to Accrued Expenses	Interest Accrued	Mark to Market	September 30, 2023

Asuragen	$1,088	$-	$(570)	$92	$-	$610

BroadOak loans	11,165	-	-	-	400	11,565

	$12,253	$-	$(570)	$92	$400	$12,175

Certain of the Company’s non-financial assets, such as intangible assets are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

8. LEASES

The table below presents the lease-related assets and liabilities recorded in the Condensed Consolidated Balance Sheet:

	Classification on the Balance Sheet	September 30, 2023	December 31, 2022

Assets
Operating lease assets	Operating lease right of use assets	1,978	2,439
Total lease assets		$1,978	$2,439

Liabilities
Current
Operating lease liabilities	Other accrued expenses	414	578
Total current lease liabilities		$414	$578
Noncurrent
Operating lease liabilities	Operating lease liabilities, net of current portion	1,556	1,848
Total long-term lease liabilities		1,556	1,848
Total lease liabilities		$1,970	$2,426

The weighted average remaining lease term for the Company’s operating leases was 4.5 years as of September 30, 2023 and the weighted average discount rate for those leases was 11.8%. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.”

The table below reconciles the cash flows to the lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2023:

Operating Leases
2023 - remaining three months	$179
2024	575
2025	450
2026	550
2027-2028	825
Total minimum lease payments	2,579
Less: amount of lease payments representing effects of discounting	609
Present value of future minimum lease payments	1,970
Less: current obligations under leases	414
Long-term lease obligations	$1,556

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

10. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Accrued royalties	$5,939	$4,909
Contingent consideration	610	569
Operating lease liability	414	578
Accrued sales and marketing - diagnostics	47	40
Accrued lab costs - diagnostics	136	167
Accrued professional fees	562	641
Taxes payable	238	262
Unclaimed property	328	565
All others	541	688
Total other accrued expenses	$8,815	$8,419

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

There were no stock option awards issued during the nine months ended September 30, 2023. The following table provides the weighted average assumptions used in determining the fair value of the stock option awards granted during the nine-month period ended September 30, 2022.

September 30, 2022

Risk-free interest rate	1.75%
Expected life	6.0 years
Expected volatility	129.93%
Dividend yield	-

The Company recognized approximately $0.2 million and $0.5 million of stock-based compensation expense within continuing operations during the three-month periods ended September 30, 2023 and 2022, respectively and approximately $0.5 million and $1.1 million for the nine-month periods ended September 30, 2023 and 2022, respectively. The following table has a breakout of stock-based compensation expense from continuing operations by line item.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Cost of revenue	$13	$19	$39	$67
Sales and marketing	31	42	92	128
General and administrative*	108	440	370	915
Total stock compensation expense	$152	$501	$501	$1,110

*	Includes ESPP expense in 2022

12. INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on loss from continuing operations and the effective tax rate for the three- and nine-month periods ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Provision (benefit) for income tax	$4	$(11)	$12	$24
Effective income tax rate	(0.8)%	0.9%	3.9%	(0.5)%

Income tax expense for both periods was primarily due to state franchise taxes.

Other long-term liabilities consisted of uncertain tax positions as of September 30, 2023 and December 31, 2022.

13. SEGMENT INFORMATION

We operate under one segment which is the business of developing and selling clinical services.

14. NOTES PAYABLE

BroadOak Loan

On October 29, 2021, the Company and its subsidiaries entered into the BroadOak Loan Agreement, providing for a term loan in the aggregate principal amount of $8,000,000 (the “Term Loan”). Funding of the Term Loan took place on November 1, 2021. The Term Loan matures upon the earlier of (i) October 31, 2024 or (ii) the occurrence of a change in control, and bears interest at the rate of 9% per annum. The Term Loan is secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets and is subordinate to the Company’s $7,500,000 revolving credit facility with Comerica Bank. See Note 17, Revolving Line of Credit. The Term Loan had an origination fee of 3% of the Term Loan amount, and a terminal payment equal to (i) 15% of the original principal amount of the Term Loan if the change of control occurs on or prior to the first anniversary of the funding of the Term Loan, (ii) 20% of the original principal amount of the Term Loan if the change of control occurs after the first anniversary but on or prior to the second anniversary of the funding of the Term Loan and (iii) 30% of the original principal amount of the Term Loan if the change of control occurs after the second anniversary of the funding of the Term Loan, or if the Term Loan is repaid on its maturity date. For current updates to the BroadOak Loan Agreement see Note 19, Subsequent Events, for more details.

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

The Company entered into a consent letter (the “Comerica Consent”) with Comerica, pursuant to which Comerica consented to the issuance of the Convertible Note, the incurrence of the Convertible Debt and the conversion of the Convertible Debt into common stock of the Company or an additional term loan advance under the BroadOak Loan Agreement. For current updates to the BroadOak Loan Agreement, see Note 19, Subsequent Events.

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosures of Non Cash Activities

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022

Taxes accrued for repurchase of restricted shares	$21	$66
Purchase of property and equipment included in accounts payable	74	108
Transaction costs from the sale of Pharma Solutions included in accounts payable	-	137

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

As of September 30, 2023 and December 31, 2022, there were 47,000 Series B issued and outstanding shares of preferred stock, respectively.

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

The Credit Facility matured on September 30, 2023, and is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries. As of September 30, 2023, the balance of the revolving line was zero. For updates to the Revolving Line, see Note 19, Subsequent Events.

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

The Comerica Loan Agreement contains affirmative and negative restrictive covenants that are applicable whether or not any amounts are outstanding under the Comerica Loan Agreement. These restrictive covenants, which include restrictions on certain mergers, acquisitions, investments, encumbrances, etc., could adversely affect our ability to conduct our business. The Comerica Loan Agreement also contains financial covenants requiring specified minimum liquidity and minimum revenue thresholds, which the Company was in compliance with as of September 30, 2023, and also contains customary events of default.

18. RECENT ACCOUNTING STANDARDS

Accounting Pronouncements Adopted

The FASB issued new guidance under ASC Topic 326, Financial Instruments Credit Losses. The guidance changes the allowance on accounts receivable from an incurred method to an expected method. The Company adopted ASC Topic 326 on January 1, 2023 and it had no material effect on the condensed consolidated financial statements.

19. SUBSEQUENT EVENTS

Amendment to BroadOak Loan and Security Agreement

On October 24, 2023, the Company entered into a Second Amendment to Loan and Security Agreement (“Amendment”) with BroadOak. The primary changes to the original BroadOak Loan Agreement were as follows:

●	The Company made a one-time payment in an aggregate amount equal to $2,500,000, on October 30, 2023 and applied to the payment in full satisfaction of the $3,000,000 Terminal Payment (as defined in the BroadOak Loan Agreement). See Note 14, Notes Payable, regarding the Terminal Payment.
●	Effective November 1, 2023, the interest rate under the BroadOak Loan Agreement is to be reduced from 9% to 8% through the maturity date of October 31, 2024 or earlier, upon the occurrence of a change in control (“Loan Maturity Date”).
●	The Company has the option to request an extension of the Loan Maturity Date in writing no less than sixty days prior to the Loan Maturity Date. If BroadOak agrees to the extension, the Loan Maturity Date would automatically be extended.

Updates to Revolving Line of Credit

On October 6, 2023, effective September 30, 2023, the Company entered into a Fifth Amendment to its Loan and Security Agreement (the “Fifth Amendment to the Comerica Loan Agreement”) with Comerica Bank providing for a revolving credit facility of up to $5,000,000. This agreement will expire on September 30, 2024. The Company may use the proceeds of the Credit Facility for working capital and other general corporate purposes. The amount that may be borrowed under the Credit Facility is the lower of (i) the revolving limit of $5,000,000 and (ii) 80% of the Company’s eligible accounts receivable plus up to but not exceeding $1.5 million in the Company’s Medicare accounts (excluding Medicare Advantage thyroid accounts). Borrowings on the Revolving Line are subject to an interest rate equal to the Term Secured Overnight Financing Rate (“SOFR”) Screen Rate plus one-tenth of one percent.

The Fifth Amendment to the Comerica Loan Agreement contains affirmative and negative restrictive covenants that are applicable whether or not any amounts are outstanding under the Comerica Loan Agreement. These restrictive covenants, which include restrictions on certain mergers, acquisitions, investments, encumbrances, etc., could adversely affect our ability to conduct our business. The Comerica Loan Agreement also contains financial covenants requiring specified minimum liquidity and minimum adjusted EBITDA thresholds. Pursuant to the Fifth Amendment to the Comerica Loan Agreement, Comerica consented to waive a covenant constituting an event of default under the Comerica Loan Agreement regarding a going concern qualification issued in connection with the Company’s 2022 fiscal year audit.

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	we have a history of operating losses and our clinical services have generated limited revenue;

●	our expectations of future revenues, expenditures, capital or other funding requirements;

●	our reliance on Medicare reimbursement for our clinical services and our being subject to decisions of the Center for Medicare and Medicaid Services (“CMS”) regarding reimbursement and pricing of our clinical services which could have a material adverse effect on our business and financial results;

●	our ability to continue to perform, bill and receive reimbursement for our PancraGEN® molecular test long-term under the existing local coverage determination (“LCD”), given that such LCD is currently under review by Novitas, the Company’s Medicare administrative contractor;

●	our secured lenders have the right to foreclose on substantially all of our assets if we are unable to timely repay our outstanding obligations;

●	our dependence on sales and reimbursements from our clinical services for all of our revenue;

●	the ability to continue to generate sufficient revenue from our clinical service products and other products and/or solutions that we develop in the future is important for our ability to meet our financial and other targets;

●	our ability to finance our business on acceptable terms in the future, which may limit the ability to grow our business, develop and commercialize products and services, develop and commercialize new molecular clinical service solutions and technologies;

●	our obligations to make royalty and milestone payments to our licensors;

●	our dependence on third parties for the supply of some of the materials used in our clinical services tests;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (“LDTs”), pricing of our tests and services and patient access limitations;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our being subject to the controlling interests of our two private equity investors who control, on an as-converted basis, an aggregate of 64.4% of our outstanding shares of common stock through their holdings of our Series B Preferred Stock, and this concentration of ownership along with their authority for designation rights for a majority of our directors and their right to approve certain of our actions has a substantial influence on our decisions;

●	the delisting of our common stock from Nasdaq and subsequent trading on OTCQX® has adversely affected and may continue to adversely affect our common stock and business and financial condition;

●	geopolitical and other economic and political conditions or events (such as the wars in Ukraine and Israel/Gaza);

●	our ability to implement our business strategy; and

●	the potential impact of existing and future contingent liabilities on our financial condition.

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

Further, along with many laboratories, we may be affected by the Proposed LCD DL39365, which is currently under consideration by our local Medicare Administrative Contractor, Novitas. If finalized, this Proposed LCD, which governs “Genetic Testing for Oncology,” could impact the existing Medicare coverage for one of our molecular tests, PancraGEN®. On June 5, 2023 we announced that Novitas issued the final LCD of Genetic Testing for Oncology (L39365) which, if finalized, would have established non-coverage for the Company’s widely used PancraGEN® test effective July 17, 2023. On July 6, 2023, Novitas announced that it would not be implementing the final Genetic Testing for Oncology LCD (L39365) as scheduled on July 17, 2023. Novitas then issued a new virtually identical proposed LCD affecting the same companies and tests and reaching the same conclusions as noted in the previously rescinded LCD on July 27, 2023. In response, the Company participated in a public meeting presentation and submitted detailed written comments supporting the use of PancraGEN®. The timing and content of any final implemented LCD is uncertain at this time; the process could potentially take a year or longer from issuance of the updated proposed LCD to reach a conclusion. As a result, we are able to continue offering PancraGEN® and the related Point2® fluid chemistry tests for amylase, CEA, and glucose. In the event Novitas ultimately restricts coverage for the PancraGEN® test, the Company’s liquidity could be negatively impacted.

Impact of the ongoing military conflict between Russia and Ukraine and the war between Israel and Hamas.

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

Further, on October 7, 2023, Hamas, a U.S. designated Foreign Terrorist Organization, launched terrorist attacks against Israel. Israel then declared war on Hamas and there is currently an armed conflict in Israel and the Gaza Strip. The extent and duration of the wars in Ukraine and Israel/Gaza expanding geopolitical tensions and any resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. Any of the above-mentioned factors could materially adversely affect our business, financial condition, and results of operations.

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

Condensed Consolidated Results of Continuing Operations for the Quarter Ended September 30, 2023 Compared to the Quarter Ended September 30, 2022 (unaudited, in thousands)

	Three Months Ended September 30,
	2023	2023	2022	2022
		% to		% to
		revenue		revenue

Revenue, net	$9,078	100.0%	$8,189	100.0%
Cost of revenue	4,124	45.4%	3,457	42.2%
Gross profit	4,954	54.6%	4,732	57.8%
Operating expenses:
Sales and marketing	2,498	27.5%	2,236	27.3%
Research and development	149	1.6%	191	2.3%
General and administrative	2,124	23.4%	2,767	33.8%
Acquisition related amortization expense	199	2.2%	318	3.9%
Total operating expenses	4,970	54.7%	5,512	67.3%

Operating loss	(16)	-0.2%	(780)	-9.5%
Interest accretion expense	(26)	-0.3%	(38)	-0.5%
Note payable interest	(230)	-2.5%	(230)	-2.8%
Other expense, net	(252)	-2.8%	(217)	-2.6%
Loss from continuing operations before tax	(524)	-5.8%	(1,265)	-15.4%
Provision (benefit) for income taxes	4	0.0%	(11)	-0.1%
Loss from continuing operations	(528)	-5.8%	(1,254)	-15.3%

Loss from discontinued operations, net of tax	(86)	-0.9%	(12,954)	-158.2%

Net loss	$(614)	-6.8%	$(14,208)	-173.5%

Revenue, net

Consolidated revenue, net for the three months ended September 30, 2023 increased by $0.9 million, or 11%, to $9.1 million, compared to $8.2 million for the three months ended September 30, 2022. The increase in net revenue was largely driven by increased test volumes as compared to the prior year.

Cost of revenue

Consolidated cost of revenue for the three months ended September 30, 2023 was $4.1 million, as compared to $3.5 million for the three months ended September 30, 2022. As a percentage of revenue, cost of revenue was approximately 45% for the three months ended September 30, 2023 and 42% for the three months ended September 30, 2022, the percentage increase primarily being due to increased lab costs.

Gross profit

Consolidated gross profit was approximately $5.0 million for the three months ended September 30, 2023 and $4.7 million for the three months ended September 30, 2022. The gross profit percentage was approximately 55% for the three months ended September 30, 3023 and 58% for the three months ended September 30, 2022.

Sales and marketing expense

Sales and marketing expense was approximately $2.5 million for the three months ended September 30, 2023 and $2.2 million for the three months ended September 30, 2022. As a percentage of revenue, sales and marketing expense increased to 28% from 27% in the comparable prior year period.

Research and development

Research and development expense was approximately $0.1 million for the three months ended September 30, 2023 and $0.2 million for the three months ended September 30, 2022. As a percentage of revenue, research and development expense was approximately 2% in both periods.

General and administrative

General and administrative expense was approximately $2.1 million for the three months ended September 30, 2023 and $2.8 million for the three months ended September 30, 2022. The decrease was primarily driven by a decrease in professional services of $0.5 million.

Acquisition amortization expense

During the three months ended September 30, 2023 and September 30, 2022, we recorded amortization expense of approximately $0.2 million and $0.3 million, respectively, which is related to intangible assets associated with prior acquisitions.

Operating loss

Operating loss from continuing operations was $16,000 for the three months ended September 30, 2023, as compared to an operating loss of $0.8 million for the three months ended September 30, 2022. The improved operating loss was primarily attributable to the decrease in general and administrative expenses discussed above.

Provision (benefit) for income taxes

Income tax expense was approximately $4,000 for the three months ended September 30, 2023 and a benefit of $11,000 for the three months ended September 30, 2022.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.1 million for the three months ended September 30, 2023 and a loss from discontinued operations of approximately $13.0 million for the three months ended September 30, 2022. The loss from discontinued operations for the three months ended September 30, 2022 included operating losses associated with the former Pharma Solutions unit.

Condensed Consolidated Results of Continuing Operations for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022 (unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2023	2022	2022
		% to		% to
		revenue		revenue

Revenue, net	$29,931	100.0%	$23,506	100.0%
Cost of revenue	12,163	40.6%	10,286	43.8%
Gross profit	17,768	59.4%	13,220	56.2%
Operating expenses:
Sales and marketing	7,444	24.9%	6,987	29.7%
Research and development	484	1.6%	626	2.7%
General and administrative	7,515	25.1%	8,636	36.7%
Acquisition related amortization expense	834	2.8%	953	4.1%
Change in fair value of contingent consideration	-	0.0%	(311)	-1.3%
Total operating expenses	16,277	54.4%	16,891	71.9%

Operating income (loss)	1,491	5.0%	(3,671)	-15.6%
Interest accretion expense	(92)	-0.3%	(123)	-0.5%
Note payable interest	(682)	-2.3%	(620)	-2.6%
Other expense, net	(408)	-1.4%	(20)	-0.1%
Income (loss) from continuing operations before tax	309	1.0%	(4,434)	-18.9%
Provision for income taxes	12	0.0%	24	0.1%
Income (loss) from continuing operations	297	1.0%	(4,458)	-19.0%

Loss from discontinued operations, net of tax	(385)	-1.3%	(15,936)	-67.8%

Net loss	$(88)	-0.3%	$(20,394)	-86.8%

Revenue, net

Consolidated revenue, net for the nine months ended September 30, 2023 increased by $6.4 million, or 27%, to $29.9 million, compared to $23.5 million for the nine months ended September 30, 2022. The increase in net revenue was largely driven by increased test volumes as compared to the prior year as well as improved collections.

Cost of revenue

Consolidated cost of revenue for the nine months ended September 30, 2023 was $12.2 million, as compared to $10.3 million for the nine months ended September 30, 2022. As a percentage of revenue, cost of revenue was approximately 41% for the nine months ended September 30, 2023 and 44% for the nine months ended September 30, 2022, the percentage decrease was due to the increase in revenue discussed above.

Gross profit

Consolidated gross profit was approximately $17.8 million for the nine months ended September 30, 2023 and $13.2 million for the nine months ended September 30, 2022. The gross profit percentage was approximately 59% for the nine months ended September 30, 3023 and 56% for the nine months ended September 30, 2022. The increase was primarily due to the increase in revenue discussed above.

Sales and marketing expense

Sales and marketing expense was approximately $7.4 million for the nine months ended September 30, 2023 and $7.0 million for the nine months ended September 30, 2022. As a percentage of revenue, sales and marketing expense decreased to 25% from 30% in the comparable prior year period primarily due to the increase in revenue.

Research and development

Research and development expense was $0.5 million for the nine months ended September 30, 2023 and $0.6 million for the nine months ended September 30, 2022. As a percentage of revenue, research and development expense decreased to 2% from 3% in the comparable prior year period.

General and administrative

General and administrative expense was approximately $7.5 million for the nine months ended September 30, 2023 and $8.6 million for the nine months ended September 30, 2022. The decrease can be primarily attributed to a decrease in employee compensation costs compared to the prior year.

Acquisition amortization expense

During the nine months ended September 30, 2023 and September 30, 2022, we recorded amortization expense of approximately $0.8 million and $1.0 million, respectively, which is related to intangible assets associated with prior acquisitions.

Change in fair value of contingent consideration

During the nine months ended September 30, 2022, there was a $0.3 million decrease in the contingent consideration liability due to the impact of the ThyGeNEXT® pricing change on future projected revenues.

Operating income (loss)

Operating income from continuing operations was $1.5 million for the nine months ended September 30, 2023 as compared to an operating loss of $3.7 million for the nine months ended September 30, 2022. The operating income was primarily attributable to the increases in revenue and gross profit discussed above.

Provision for income taxes

Income tax expense was approximately $12,000 for the nine months ended September 30, 2023 and $24,000 for the nine months ended September 30, 2022. Income tax expense for both periods was primarily driven by minimum state and local taxes.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.4 million for the nine months ended September 30, 2023 and a loss from discontinued operations of approximately $15.9 million for the nine months ended September 30, 2022. The loss for the nine months ended September 30, 2022 was primarily attributed to the impairment of goodwill and intangible assets associated with the Pharma Solutions business. The loss from discontinued operations for the nine months ended September 30, 2023 pertained to state taxes and close out costs associated with Pharma Solutions.

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

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(Loss) income from continuing operations (GAAP Basis)	$(528)	$(1,254)	$297	$(4,458)
Depreciation and amortization	241	353	954	1,076
Stock-based compensation	152	501	501	1,110
Tax expense (benefit)	4	(11)	12	24
Interest accretion expense	26	38	92	123
Note payable interest	230	230	682	620
Mark to market on warrant liability	-	(3)	-	(71)
Change in fair value of note payable	259	206	400	46
Change in fair value of contingent consideration	-	-	-	(311)
Adjusted EBITDA	$384	$60	$2,938	$(1,841)

LIQUIDITY AND CAPITAL RESOURCES

In October 2021, we entered into the Comerica Loan Agreement with Comerica, providing for a revolving credit facility of up to $7,500,000 (the “Credit Facility”). The Company was using the proceeds of the Credit Facility for working capital and other general corporate purposes.

The amount that could be borrowed under the Credit Facility is the lower of (i) the revolving limit of $7,500,000 (the “Revolving Line”) and (ii) 80% of the Company’s eligible accounts receivable plus an applicable non-formula amount consisting of $2,000,000 of additional availability at close not based upon the Company’s eligible accounts receivable, with such additional availability reducing by $250,000 per quarter beginning with the quarter ending June 30, 2022. Borrowings on the Credit Facility are limited to $5,000,000 until 80% of the Company’s and its subsidiaries’ customers are paying into a collection account or segregated governmental account with Comerica. The Revolving Line can also include, at the Company’s option, credit card services with a sublimit of $300,000. Borrowings on the Revolving Line are subject to an interest rate equal to prime plus 0.50%, with prime being the greater of (x) Comerica’s stated prime rate or (y) the sum of (A) the daily adjusting LIBOR rate plus (B) 2.5% per annum. The Company is also required to pay an unused facility fee quarterly in arrears in an amount equal to 0.25% per annum on the average unused but available portion of the Revolving Line for such quarter. See Note 17, Revolving Line of Credit, for more details. Comerica has a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets.

On October 6, 2023, effective September 30, 2023, the Company entered into a Fifth Amendment to its Loan and Security Agreement (the “Fifth Amendment to the Comerica Loan Agreement”) with Comerica Bank providing for a revolving credit facility of up to $5,000,000. This agreement will expire on September 30, 2024. The Company may use the proceeds of the Credit Facility for working capital and other general corporate purposes. The amount that may be borrowed under the Credit Facility is the lower of (i) the revolving limit of $5,000,000 and (ii) 80% of the Company’s eligible accounts receivable plus up to but not exceeding $1.5 million in the Company’s Medicare accounts (excluding Medicare Advantage thyroid accounts). Borrowings on the Revolving Line are subject to an interest rate equal to the Term SOFR Screen Rate plus one-tenth of one percent.

The Fifth Amendment to the Comerica Loan Agreement contains affirmative and negative restrictive covenants that are applicable whether or not any amounts are outstanding under the Comerica Loan Agreement. These restrictive covenants, which include restrictions on certain mergers, acquisitions, investments, encumbrances, etc., could adversely affect our ability to conduct our business. The Comerica Loan Agreement also contains financial covenants requiring specified minimum liquidity and minimum adjusted EBITDA thresholds. As of November 1, 2023 the Company did not owe anything on the line of credit and had $4.75 million in potential availability to borrow on the line.

In addition, in October 2021, the Company entered into a Loan and Security Agreement with BroadOak Fund V.L.P. (“BroadOak”), providing for a term loan in the aggregate principal amount of $8,000,000 (the “Term Loan” or “BroadOak Loan Agreement”). Funding of the Term Loan took place on November 1, 2021. The Term Loan matures upon the earlier of (i) October 31, 2024 or (ii) the occurrence of a change in control, and bears interest at the rate of 9% per annum. The Term Loan is secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets and is subordinate to the Company’s $7,500,000 revolving credit facility with Comerica Bank. The Term Loan has an origination fee of 3% of the Term Loan amount, and a terminal payment equal to (i) 15% of the original principal amount of the Term Loan if the change of control occurs on or prior to the first anniversary of the funding of the Term Loan, (ii) 20% of the original principal amount of the Term Loan if the change of control occurs after the first anniversary but on or prior to the second anniversary of the funding of the Term Loan and (iii) 30% of the original principal amount of the Term Loan if the change of control occurs after the second anniversary of the funding of the Term Loan, or if the Term Loan is repaid on its maturity date. Upon receipt of the term loan, the proceeds were used to repay in full at their maturity the notes extended by Ampersand and 1315 Capital discussed above. See Note 14, Notes Payable, for more details. In May 2022, the Company issued a Convertible Note to BroadOak, pursuant to which BroadOak funded a term loan in the aggregate principal amount of $2.0 million. See Note 14, Notes Payable, for more details.

On October 24, 2023, the Company entered into a Second Amendment to Loan and Security Agreement with BroadOak. The primary changes to the original agreement were as follows:

●	The Company made a one-time payment in an aggregate amount equal to $2,500,000, on October 30, 2023 and applied to the payment in full satisfaction of the $3,000,000 Terminal Payment (as defined in the BroadOak Loan Agreement). See Note 14, Notes Payable, regarding the Terminal Payment.
●	Effective November 1, 2023, the interest rate under the BroadOak Loan Agreement is to be reduced from 9% to 8% through the maturity date of October 31, 2024 or earlier, upon the occurrence of a change in control (“Loan Maturity Date”).
●	The Company has the option to request an extension of the Loan Maturity Date in writing no less than sixty days prior to the Loan Maturity Date. If BroadOak agrees to the extension, the Loan Maturity Date would automatically be extended.

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

For the nine months ended September 30, 2023, we had operating income from continuing operations of $1.5 million. As of the nine months ended September 30, 2023, we had cash and cash equivalents of $5.0 million, total current assets of $11.4 million and current liabilities of $12.3 million. As of November 3, 2023, we had approximately $3.1 million of cash on hand.

During the nine months ended September 30, 2023, net cash provided by operating activities was $2.6 million. The main component of cash provided by operating activities included non-cash expenses of $2.0 million. During the nine months ended September 30, 2022, net cash used in operating activities was $7.4 million. The main component of cash used in operating activities was our net loss of $20.4 million, partially offset by depreciation and amortization expense of $2.2 million and non-cash impairment charges of $12.3 million.

During the nine months ended September 30, 2023, net cash provided by investing activities was $0.1 million. During the nine months ended September 30, 2022, net cash provided from investing activities was $7.3 million, which primarily pertained to the net proceeds received from the sale of our Pharma Solutions business unit.

For the nine months ended September 30, 2023, cash used in financing activities was $2.5 million, which were payments made on the Revolving Line. For the nine months ended September 30, 2022, cash provided from financing activities was $3.1 million, of which $1.0 million was from the drawdown on the Revolving Line and $2.0 million was the Convertible Debt agreement entered into with BroadOak.

The Company expects to generate positive cash flows from operations for the year ending December 31, 2023 and we intend to meet our ongoing capital needs by using our available cash, as well as through targeted margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options and other strategic alternatives. However, if we are unable to meet the financial covenants under the Comerica Loan Agreement, the revolving line of credit and notes payable will become due and payable immediately. The Company anticipates that current cash and cash equivalents and forecasted cash receipts will be sufficient to meet its anticipated cash requirements through the next twelve months.

The Company continues to explore various strategic alternatives, dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources in order to provide additional liquidity. With the delisting of our common stock from Nasdaq in February 2021 and the possible removal of our common stock from trading on the OTCQX® if we had failed to meet minimum market capitalization of $5 million for ten consecutive trading days by July 3, 2023, our ability to raise additional capital on terms acceptable to the Company has been adversely impacted. There can be no assurance that the Company will be successful in obtaining such funding on terms acceptable to the Company. The Company was notified in May 2023 that it had met the market cap requirements and was cleared to remain on OTCQX®. The Company currently expects to receive a notification from the OTC on the failure of its common stock from meeting the minimum market capitalization of $5 million for ten consecutive trading days and its possible removal from trading on the OTCQX®.

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

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Exchange Act, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Second Amendment to Loan and Security Agreement and Waiver, dated April 22, 2022, by and among Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Comerica Bank.

10.2*	Third Amendment to Loan and Security Agreement and Waiver, dated June 13, 2022, by and among Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Comerica Bank.

10.3*	Fourth Amendment to Loan and Security Agreement and Waiver, dated October 31, 2022, by and among Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Comerica Bank.

10.4*	Fifth Amendment to Loan and Security Agreement and Waiver, dated October 6, 2023, by and among Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Comerica Bank.

10.5	Second Amendment to Loan and Security Agreement, dated October 24, 2023, by and among Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC, Interpace Pharma Solutions, Inc. and BroadOak Fund V, L.P., incorporate by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2023.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

+	Exhibits 32.1 and 32.2 are being furnished herewith and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference to any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2023	Interpace Biosciences, Inc.
(Registrant)

/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	/s/ Christopher McCarthy
Christopher McCarthy
Chief Financial Officer
(Principal Financial Officer)

