Form 10-K
period 2023-12-31
INTERPACE BIOSCIENCES, INC.
filed 2024-04-01
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Waterview Plaza, Suite 310 2001 Route 46, Parsippany, NJ 07054
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

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,785,811 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2024, 4,376,398 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the Registrant’s definitive proxy statement for the 2024 annual meeting of stockholders, or Proxy Statement, or will be included in an amendment hereto, to be filed within 120 days of the end of the fiscal year ended December 31, 2023. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Interpace Biosciences, Inc.

Annual Report on Form 10-K

FORWARD LOOKING STATEMENT INFORMATION

This Annual Report on Form 10-K, and the documents incorporated by reference in this document, our press releases and oral statements made from time to time by us or on our behalf, may contain “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (or the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this context, forward-looking statements are not historical facts and include statements about our plans, objectives, beliefs and expectations. Forward-looking statements include statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “seeks,” “plans,” “estimates,” “intends,” “projects,” “targets,” “should,” “could,” “may,” “will,” “can,” “can have,” “likely,” or the negatives thereof or other comparable words and expressions regarding beliefs, plans, expectations or intentions regarding the future. These forward-looking statements are contained throughout this Form 10-K, including, but not limited to, statements found in Part I – Item 1 – “Business” and Part II – Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	we have a history of operating losses prior to fiscal 2023 and our clinical services have generated limited revenue;

●	our expectations of future revenues, expenditures, capital or other funding requirements;

●	our reliance on Medicare reimbursement for our clinical services and our being subject to decisions of the Center for Medicare and Medicaid Services (“CMS”) regarding reimbursement and pricing of our clinical services which could have a material adverse effect on our business and financial results;

●	our ability to continue to perform, bill and receive reimbursement for our PancraGEN® molecular test long-term under the existing local coverage determination (“LCD”), given that such LCD is currently under review by Novitas, the Company’s Medicare administrative contractor;

●	our secured lenders have the right to foreclose on substantially all of our assets if we are unable to timely repay our outstanding obligations;

●	our dependence on sales and reimbursements from our clinical services for all of our revenue;

●	the ability to continue to generate sufficient revenue from our clinical service products and other products and/or solutions that we develop in the future is important for our ability to meet our financial and other targets;

●	our ability to finance our business on acceptable terms in the future, which may limit the ability to grow our business, develop and commercialize products and services, develop and commercialize new molecular clinical service solutions and technologies;

●	our obligations to make royalty and milestone payments to our licensors;

●	our dependence on third parties for the supply of some of the materials used in our clinical services tests;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (“LDTs”), pricing of our tests and services and patient access limitations;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our being subject to the controlling interests of our two private equity investors who control, on an as-converted basis, an aggregate of 64.2% of our outstanding shares of common stock through their holdings of our Series B Preferred Stock, and this concentration of ownership along with their authority for designation rights for a majority of our directors and their right to approve certain of our actions has a substantial influence on our decisions;

●	the delisting of our common stock from Nasdaq has adversely affected and may continue to adversely affect our common stock and business and financial condition;

●	geopolitical and other economic and political conditions or events (such as the wars in Ukraine and Israel/Gaza);

●	our ability to implement our business strategy; and

●	the potential impact of existing and future contingent liabilities on our financial condition.

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

In this Form 10-K, references to “we,” “our,” “us,” “Interpace” and the “Company” refer to Interpace Biosciences, Inc., including consolidated subsidiaries as of December 31, 2023.

PART I

ITEM 1.	BUSINESS

Company Overview

We are a company that provides esoteric molecular diagnostic testing, and pathology services to aid physicians in their evaluation of cancer risk in patients with indeterminate biopsies and a perceived high risk of cancer from clinical features. Utilizing the latest technology in personalized medicine, we develop and commercialize genomic tests and related first-line assays that can help improve patient diagnosis and management.

Customer Category	Types of Customers	Nature of Services
Clinical services	● Hospitals ● Physicians ● Cancer Centers ● Clinics	Clinical services that help guide patient management decisions by providing information on the diagnosis and prognosis of indeterminate specimens. Guidance on genetic marker-related pharmaceutical treatment options, when available, is also provided.
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

As consideration for the Transaction, under the Purchase Agreement, the Company received a total purchase price of approximately $6.2 million after working capital and other adjustments ($0.5 million of which was deposited into escrow), subject to the assumption by the Purchaser of certain specified liabilities. In addition, subject to the terms and conditions set forth in the Purchase Agreement, Purchaser was obligated to pay the Company an earnout of up to $2.0 million based on revenue for the period beginning September 1, 2021, and ending August 31, 2022. The Company received an earnout payment of approximately $1.0 million in September 2022 which is the fully settled amount and there will be no further earnout payments in the future. In the third quarter of 2023, the $0.5 million funds in escrow were released to the Company.

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

The Company used the remaining net proceeds of the Transaction to fund its future business activities and for general working capital purposes. As a result of the sale, the gain on sale and all operations from the Subsidiary have been classified as discontinued operations for all periods presented.

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

Market Overview

Global Molecular Diagnostic Market

The global esoteric molecular diagnostics market is estimated to be $25.9 billion (USD) in 2023 and is expected to grow to $54.9 billion (USD) by 2030 with a Compound Annual Growth rate or CAGR of 11.3% between 2023 and 2030, according to Coherent Market Insights (Report Code: CMI6261, published November 2023).

We believe that the specialty molecular diagnostics market offers significant growth and strong patient value given the substantial opportunity it affords to lower healthcare costs by helping to reduce unnecessary surgeries and ensuring the appropriate frequency of monitoring. We are keenly focused on growing our test volumes; securing additional insurance coverage and reimbursement; maintaining and growing our current reimbursement; supporting revenue growth for our molecular diagnostic tests; introducing related first-line product and service extensions; and expanding our business by developing and promoting synergistic products in our markets. We also believe that BarreGEN® is a potentially significant pipeline product, and we are continuing to support the development process.

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

In 2024, it is expected that there will be 2.0 million new cancer cases and almost 612,000 cancer-related deaths, or more than 1,600 deaths each day. In the United States, while pancreatic cancer represents only about 3% of all new cancer cases, it is the third leading cause of cancer death. The incidence, deaths and economic loss caused by cancer are staggering. Cancer-attributed medical care costs in the United States are substantial and projected to increase dramatically by 2030 to an estimated $246 billion (USD). The following table taken from Common Cancer Types, originally published by the National Cancer Institute (Updated: March 7,2023) shows estimated new cases and deaths in 2023 in the United States for selected major cancer types:

Cancer Type	Estimated New Cases	Estimated Deaths
Bladder	82,290	16,710
Breast (Female – Male)	297,790-2,800	43,170-530
Colon and Rectal (Combined)	153,020	52,550
Kidney (Renal Cell and Renal Pelvis)	81,800	14,890
Leukemia (All Type)	59,610	23,380
Liver and Intrahepatic Bile Duct	41,210	29,380
Lung (Including Bronchus)	238,340	127,070
Melanoma	97,610	7,990
Non-Hodgkin’s Lymphoma	80,550	20,180
Pancreatic	64,050	50,550
Prostate	288,300	34,700
Thyroid	43,720	2,120

Our Strategy

Our primary goal is to become a leader in providing high-quality and dependable personalized medicine with exceptional growth. Our strategy is to grow our business organically and by selectively partnering—which could potentially include licensing, acquisitions or mergers, to generate positive returns for our shareholders. We expect to not only continue to further develop our existing gastrointestinal and endocrine assays but to also expand our presence in other markets where we have expertise and access. Our existing customer base and broad-based capabilities provide us a unique window not only into our current customers’ needs but also permit us to anticipate their future needs.

The key tactics to achieve our goals include:

●	Expanding awareness and use of our existing commercial products, especially PancraGEN®, ThyGeNEXT® and ThyraMIR®v2 through omnichannel marketing programs;

●	Continuing the clinical development and commercialization of BarreGEN®, our esophageal cancer risk classifier for Barrett’s Esophagus, and accelerating and further expanding clinical studies for our inline assays;

●	Implementation of automation and focus on improved operating efficiencies in the clinical laboratories to provide consistent superior quality testing and reporting at reduced costs;

●	Broadening coverage and reimbursement for our clinical tests including:

○	Continuing support of an internal managed care team;

○	Utilizing Key Opinion Leaders to educate on the validity and utility of our testing services; and

○	Establishing payer relationship and in-network contracts serving our diagnostic customers.

●	Expanding our commercial sales staff rationally, while supporting our products with high quality data and studies;

●	Exploring partnering opportunities to acquire new technologies; and

●	Expanding understanding and utilization of our bioinformatics data to improve our assays and elevate scientific understanding of the genetic drivers of cancer progression and aggressiveness.

Our Service Offerings

Our business is based on the increasing clinician demand for molecular- and biomarker-based characterization of cancers to help inform patient management decisions.

Molecular-based testing often produces higher value and more accurate cancer diagnostic information than traditional clinical assessments and non-genetic diagnostic methods. Our proprietary and unique disease-focused esoteric tests aim to provide actionable information that can guide patient management decisions, potentially resulting in decreased costs.

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

Clinical services

Our clinical services business commercializes clinically useful molecular diagnostic tests and molecular pathology services. We commercialize genomic tests and related first-line assays principally focused on risk-stratification of cancer using the latest technology to help personalize medicine and improve patient diagnosis and management. Our tests and services provide mutational analysis of genomic material contained in suspicious cysts, nodules, and lesions with the goal of better informing surgery or surveillance treatment decisions in patients suspected of thyroid, pancreatic, and other cancers. The molecular diagnostic tests we offer enable healthcare providers to stratify cancer risk, helping to avoid unnecessary surgical treatment in patients at low risk, while also helping to identify patients that would benefit from increased surveillance or surgical intervention.

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

We currently have five commercialized molecular diagnostic tests in the marketplace: PancraGEN®, a pancreatic cyst and pancreaticobiliary solid lesion genomic test that helps physicians better risk-stratify pancreaticobiliary cancers using our proprietary PathFinderTG® platform and full integration of clinical factors; PanDNA®, an alternate reporting option of the PathFinderTG platform, that provides physicians the “molecular only” information provided within PancraGEN; ThyGeNEXT®, an expanded oncogenic mutation panel that helps “rule-in” and “rule-out” malignancy in thyroid nodules; ThyraMIR®v2, used in combination with ThyGeNEXT®, which further stratifies thyroid nodules for malignancy risk utilizing a proprietary microRNA gene expression classifier; and RespriDx® a genomic test that also utilizes our PathFinderTG® platform, to help physicians differentiate metastatic or recurrent lung cancer from the presence of newly formed primary lung cancer.

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

Based on the American Cancer Society Cancer 2024 Cancer Facts and Figures, pancreatic cancer is the third leading cause of cancer deaths in the U.S. (estimated) with an average five-year survival rate of 13%. PancraGEN® and PanDNA® assess the risk of malignancy in pancreatic cysts and pancreaticobiliary solid lesions, which have potential for developing into cancer. We believe that PancraGEN® is the leader in the market for integrated molecular diagnostic tests for determining risk of pancreaticobiliary malignancy. We currently estimate that the immediate addressable market for PancraGEN® is approximately 124,000 indeterminate pancreaticobiliary lesions annually or approximately $200 million annually based on the current size of the patient population and reimbursement rates. To date, PancraGEN® testing has been used in almost 70,000 clinical cases. The National Pancreatic Cyst Registry study published in Endoscopy in 2015 demonstrated that PancraGEN® more accurately determined the malignancy potential of pancreatic cysts than international consensus 2012 imaging criteria, helping to ensure that surgery is reserved for the most appropriate patients. This is important because pancreatic surgery is high-risk surgery with over 40% postoperative morbidity rates and 0%–15% postoperative mortality rates. (Ahola, et al, March 2020, doi.org/10.1177/1457496919900411) When molecular analysis is not performed, the vast majority of all pancreatic cyst surgeries are performed on cystic lesions that do not harbor malignancy.

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

Most recently, the International Association of Pancreatology (IAP) reviewed and revised their guidelines with a main objective being to update their patient management algorithm. These revised guidelines indicate that molecular markers can be used when the diagnosis of a pancreatic cyst is unclear and will alter surveillance. Additionally, the guidelines further indicate that molecular markers, such as the ones found within PancraGEN®, can be useful in identifying the presence of high-grade dysplasia and invasive carcinoma. (Pancreatology. 2023 Dec 28: S1424-3903(23)01883-5. doi: 10.1016/j.pan.2023.12.009). Accordingly, we believe that PancraGEN® provides a highly reliable diagnostic and prognostic option that can accurately stratify cancer risk in circumstances where risk of cancer is otherwise uncertain.

Endocrine Cancer Products

We currently market and sell a combination testing platform that can inform cancer risk in indeterminate thyroid nodules—those that are not clearly malignant or benign by cytology. ThyGeNEXT® is a next generation DNA and RNA sequencing oncogene and mRNA fusion panel. The markers within the ThyGeNEXT® oncogene panel provide clinical utility by informing diagnosis, prognosis, and targeted treatment guidance aligned to FDA-approved therapies for RET, NTRK, and other markers found within the panel. ThyGeNEXT® works with our unique microRNA-based endocrine cancer diagnostic test, ThyraMIR®v2. This assay measures the expression of eleven distinct microRNAs. The combined analysis of the ThyGeNEXT® and ThyraMIR®v2 test results provides very narrow malignancy risk ranges to help guide patient management decision-making.

We estimate the total market for our endocrine (thyroid) cancer assays is approximately $300 million (USD) annually based on the current size of the patient population, estimated numbers of indeterminate biopsies and reimbursement rates. The mutational analysis provided by ThyGeNEXT® can help inform treatment alone when strong driver BRAF V600E-like mutations are found. However, reflex to ThyraMIR®v2 occurs approximately 85% of the time to provide a greater understanding of malignancy risk and is especially helpful when weaker drivers of malignancy, such as RAS-like mutations, are found.

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

CLIA Certified and CAP Accredited Laboratory

Our testing is performed in our state-of-the-art CLIA certified and College of American Pathologists (“CAP”) accredited laboratory in Pittsburgh, Pennsylvania. CLIA is a federal law regulating clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. Clinical laboratories must be certified under CLIA in order to perform testing on human specimens, unless they fall within an exception to CLIA certification, such as research laboratories that test human specimens but do not report patient-specific results for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of the health of individual patients. CLIA certification is also required to be eligible to bill Federal and State healthcare programs, as well as many private third-party payers, for diagnostic testing and services. In addition, proprietary tests must also be recognized as part of an accredited program under CLIA so that they can be offered in a CLIA-certified laboratory. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. For renewal of CLIA certification, clinical laboratories are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of clinical laboratories outside of the renewal process.

Sales and Marketing

Our sales and marketing efforts consist of both direct and indirect sales channels with efforts focused predominantly in the United States. We also have collaborative arrangements with other laboratory services companies.

Our commercialization efforts for our clinical services are mainly focused on endocrine (thyroid), and gastroenterologic (pancreatic) cancers. Communication of our marketing messaging and value propositions is accomplished through multiple channels, including two field-based commercial sales teams of approximately 41 representatives and managers. In addition, we employ medical science liaisons (MSLs)—therapeutic specialists with advanced scientific training to aid in communicating complex scientific and medical information to leading physicians. Other channels of communication include print, digital advertising, social media, a web presence, peer-reviewed publications, and trade show exhibits. We believe that our molecular diagnostic tests provide value to payers, physicians, and patients by improving patient care and lowering healthcare costs through avoidance of unnecessary surgeries, reducing the morbidity associated with unnecessary surgeries for patients, and providing better diagnostic and prognostic insights to physicians. We support the value propositions of our tests through rigorous science that supports the analytical and clinical validity as well as clinical utility of our tests. We believe our repository of bioinformatics data accumulated from our testing is a valuable tool in developing and refining our analytics while also potentially being an even more valuable tool in the future.

We also communicate to payers, integrated delivery systems and hospital systems about our molecular diagnostic tests’ value through highly trained professionals who are experienced in reimbursement and business-to-business selling and through face-to-face meetings, phone calls, digital communications and advisory boards.

Competition

We compete on the basis of factors such as reputation, scientific expertise, service quality, management experience, performance record, customer satisfaction, accessibility, flexibility, ability to respond to specific customer needs, integration skills, and product portfolio and price. Increased competition and/or a decrease in demand for our clinical and pharma services may also lead to other forms of competition. We believe that our business has a variety of competitive advantages that allow us to compete successfully in the marketplace. While we believe we compete effectively with respect to each of these factors, certain competitors of ours are substantially larger than us and have greater capital, personnel, and other resources than we have. Many of our competitors also offer broader product lines outside of the molecular diagnostic testing market, and many have greater brand recognition than we do. Moreover, our competitors may make rapid technological developments that may result in our technologies and products becoming obsolete before we recover the expenses incurred to develop them or before they generate significant revenue. Increased competition may lead to pricing pressures and competitive practices that could have a material adverse effect on our market share and our ability to attract new business opportunities as well as our business, financial condition and results of operations.

We also compete with physicians and the medical community who use traditional methods or local institution-created tests to diagnose gastrointestinal and endocrine cancers. We believe that we will need to continue to educate physicians and the medical community on the value and benefits of our molecular diagnostic tests in order to change clinical practices and continue to support the use of molecular diagnostic tests in clinical guidelines.

Specifically, in regard to our thyroid diagnostic tests, Veracyte, Inc., or Veracyte, has a molecular thyroid nodule cancer diagnostic test (Afirma) that is the current market leader and competes with our ThyGeNEXT® and ThyraMIR®v2 tests. Quest Diagnostics Incorporated, or Quest, currently offers a diagnostic test similar to the earlier version of our ThyGeNEXT® test and distributes the Afirma test in partnership with Veracyte. CBLPath, Inc., or CBL, offers ThyroSeq®, a diagnostic test that analyzes genetic alterations using next-generation sequencing. In addition, other thyroid based endocrine competitors include Qualisure Diagnostics/Protean Biodiagnostics., or other companies we are not aware of.

We are currently not aware of any direct competitors to PancraGEN® that fully integrate clinical, imaging, cytology, and molecular information to stratify patients’ risk for malignancy and inform physicians on the best course of action, i.e., surgery or surveillance and surveillance interval length. The University of Pittsburgh Medical Center now offers PancreaSeq®, a Next Generation Sequencing “gene only” panel that focuses on the analysis of mutations in oncogenes and tumor suppressor genes, most of which may help establish the type of pancreatic cyst present and some of which may help establish the presence of malignancy. Some of these related genomic regions are included in PancraGEN®. This competitive laboratory test also does not follow current physician patient management decision-making which includes the integration of clinical features to fully characterize a patient’s risk for pancreatic cancer. Importantly, there has been no long-term clinical validation or utility studies completed on any gene panel for pancreatic cyst fluid other than that associated with PancraGEN®. PancraGEN® has been validated in multiple studies and peer reviewed publications and has been used in almost 70,000 patients with up to approximately 8 years of patient follow-up information.

Given the size of the Barrett’s Esophogus market, there are companies who are either in the process of developing assays and LDTs to identify the condition or who have started to commercialize diagnostic tests, such as the methylated biomarker test currently being marketed by Lucid Diagnostics. We anticipate that this space will become increasingly competitive as new diagnostic tests come to market in the future.

It is also possible that we face future competition from other laboratory-developed tests (LDT’s), developed by commercial laboratories or by other diagnostic companies utilizing new, unforeseen technologies in the gastrointestinal and endocrine cancer molecular diagnostic tests space.

Research and Development

We continue to generate and publish clinical evidence mainly related to our key products, including ThyGeNEXT® and ThyraMIR®v2 and PancraGEN®.

We conduct our research and development activities at our CLIA-certified and CAP-accredited laboratory in Pittsburgh, Pennsylvania. Our research and development efforts primarily focus on providing data and analyses necessary to support and improve our existing products on the market. Additionally, our research and development activities provide product line extension of our existing products as well as new product opportunities utilizing our proprietary platforms and extensive bioinformatics repositories and databases.

As part of our growth strategy, we may enter into collaborative relationships with research and academic institutions for the development of additional or enhanced tests to further increase the depth and breadth of our test offerings. Where appropriate, we may also enter into licensing agreements with our collaborative partners to both license intellectual property for use in our test panels as well as licensing such intellectual property out.

Our research and development costs are primarily clinical costs and were approximately $0.6 million and $0.7 million in 2023 and 2022, respectively.

Intellectual Property

Patents, trademarks and other proprietary rights are important to us. We generate our own intellectual property portfolio and hold numerous patents and patent applications covering our existing and future products and technologies. As of December 31, 2023, we owned nine issued United States Patents. The U.S. patents are directed to, amongst other things, methods of measuring carcinoembryonic antigen in a biological sample; methods for treating subject with a high risk of disease progression from Barrett’s metaplasia to esophageal adenocarcinoma; and methods of treating a subject identified with a papillary thyroid carcinoma. As of December 31, 2023, we owned four issued patents outside of the United States, one each in Australia, Canada, Japan, and Israel. As of December 31, 2023, we owned two pending patent applications in the United States. Provided all maintenance fees and annuities are paid, our issued United States patents expire from 2031 through 2034, our foreign patents expire in 2031, and our pending patent applications, if issued, are expected to expire between 2027 and 2038, absent any disclaimers, adjustments or extensions. Our patents are directed to certain of the technologies relating to detecting, diagnosing, and classifying thyroid tumors, pancreatic cysts and other forms of gastrointestinal disorders, such as Barrett’s esophagus.

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

On September 29, 2023, the FDA published a proposed rule on LDTs, in which FDA proposes to end enforcement discretion for virtually all LDTs in five stages over a four-year period from the date FDA publishes a final rule. In Phase 1 (effective one year post-finalization), laboratories would be required to comply with medical device (adverse event) reporting and correction/removal reporting requirements. In Phase 2 (effective two years post-finalization), laboratories would be required to comply with all other device requirements (e.g., registration/listing, labeling, investigational use), except for quality systems and premarket review. In Phase 3 (effective three years post-finalization), laboratories would be required to comply with quality systems requirements. In Phase 4 (effective three and a half years post-finalization, but not before October 1, 2027), laboratories would be required to comply with premarket review requirements for high-risk tests (i.e., tests subject to premarket approval (PMA) requirement). Finally, in Phase 5 (effective four years post-finalization, but not before April 1, 2028), laboratories would be required comply with premarket review requirements for moderate- and low-risk tests (i.e., tests subject to de novo or 510(k) requirement). Unlike previous proposals, the proposed rule does not “grandfather” existing tests. The content and timing of any final rule on LDTs is uncertain at this time.

Despite the regulatory approaches proposed over the past decade, FDA currently exercises enforcement discretion over most LDTs. If FDA ceases to exercise enforcement discretion over LDTs, failure to comply with applicable requirements could result in warning letters, civil monetary penalties, injunctions, criminal prosecution, recall or seizure, operating restrictions, partial suspension or total shutdown of operations, and denial of or challenges to applications for clearance or approval, as well as significant adverse publicity.

Regulatory and legislative proposals have been introduced alongside FDA’s regulatory proposals. In March 2017, members of Congress posted a discussion draft of “The Diagnostics Accuracy and Innovation Act” (DAIA). The discussion draft included language that, if enacted, would have established a new regulatory framework for the oversight of in vitro clinical tests (“IVCTs”) which include LDTs. In March 2020, members of Congress introduced “The Verifying Accurate, Leading-edge IVCT Development (VALID) Act.” This bill was re-introduced in substantially similar forms over the years, and, most recently in March 2023. Under the most recent version of the VALID Act, a risk-based approach would be used to regulate IVCTs while grandfathering many existing IVCTs. Each test will be classified as high-risk, moderate-risk, or low-risk. Pre-market review will be required for high-risk tests. To market a high-risk IVCT, reasonable assurance of analytical and clinical validity for the intended use must be established. Under VALID, a precertification process would be established which will allow a laboratory to establish that the facilities, methods, and controls used in the development of certain IVCTs meet quality system requirements. If pre-certified, IVCTs falling within the scope of a certification order will not be subject to pre-market review. The new regulatory framework will include quality control and post-market reporting requirements. The FDA will have the authority to withdraw from the market IVCTs if there is a reasonable likelihood that such tests will cause death or serious adverse health consequences (among other criteria). Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, such as fines, product suspensions, warning letters, recalls, injunctions and other civil and criminal sanctions.

Whether via statute, regulation, or sub-regulatory action, any FDA effort to end enforcement discretion for LDTs is likely to continue to be met with resistance by certain sections of industry. We cannot predict if September 2023 proposed rule, VALID (or any other bill or proposal) will be finalized in its current (or any other) form and cannot quantify the effect of such proposals on our business.

Healthcare, Fraud, Abuse and Anti-Kickback Laws

The Anti-Kickback Statute makes it a felony for a person or entity, including a laboratory, to knowingly and willfully offer, pay, solicit or receive remuneration, directly or indirectly, in order to induce business that is reimbursable under any Federal healthcare program. A violation of the Anti-Kickback Statute may result in imprisonment of up to 10 years and fines of up to $100,000 for each violation, or both. Convictions under the Anti-Kickback Statute result in mandatory exclusion from federal health care programs, generally for a minimum of five years. In addition, HHS has the authority to impose civil assessments and fines and to exclude healthcare providers and others engaged in prohibited activities from Medicare, Medicaid and other federal healthcare programs. Actions, which violate the Anti-Kickback Statute, also incur liability under the Federal False Claims Act, discussed in more detail below, which prohibits, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to the U.S. Government.

Although the Anti-Kickback Statute applies only to federal health care programs, a number of states have passed statutes substantially similar to the Anti-Kickback Statute, which prohibits similar conduct toward other payers, including some that apply to all other health plans and third-party payers. Federal and state law enforcement authorities scrutinize arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to improperly induce patient care referrals or induce the purchase or prescribing of particular products or services. The law enforcement authorities, the courts and Congress have also demonstrated a willingness to look behind the formalities of a transaction to determine the underlying purpose of payments between healthcare providers and actual or potential referral sources. Several courts have taken a broad interpretation of the scope of the Anti-Kickback Statute, holding that the statute may be violated if merely one purpose of a payment arrangement is to induce referrals for or purchases of items or services reimbursable by federal health care programs.

In addition to the Anti-Kickback Statute, the U.S. enacted the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (SUPPORT Act). EKRA is an all-payer anti-kickback law that makes it a criminal offense to, among other things, pay any remuneration to induce referrals to, or in exchange for an individual using the services of a recovery home, a substance use clinical treatment facility, or laboratory. Although it appears that EKRA was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written. The term “laboratory” is defined broadly and without reference to any connection to substance use disorder treatment. EKRA is a criminal statute and violations can result in fines of up to $200,000, up to 10 years in prison, or both, per violation. As drafted, EKRA does not clearly protect incentive compensation to sales employees, a practice that is common in the industry. The government has not issued or proposed regulations or other guidance interpreting EKRA.

Several other healthcare fraud and abuse laws could have an effect on our business. For example, provisions of the Social Security Act permit Medicare and Medicaid to exclude an entity that charges the federal healthcare programs substantially in excess of its usual charges for its services. The terms “usual charge” and “substantially in excess” are ambiguous and subject to varying interpretations. Further, the Federal False Claims Act, discussed in more detail below, prohibits, among other things, a person from knowingly submitting a claim, making a false record or statement in order to secure payment or retaining an overpayment by the federal government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party, known as a relator, having knowledge of the alleged fraud. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the relator succeeds in obtaining redress without the government’s involvement, then the relator will receive a percentage of the recovery. Penalties under the federal False Claims Act can include up to three times the damages sustained by the federal program and up to almost $14,000 and $28,000 per claim (these per-claim penalties are adjusted for inflation from time to time). Further, numerous states have enacted state false claims acts that apply to state government programs. Finally, the Social Security Act includes its own provisions that prohibit the filing of false claims or submitting false statements in order to obtain payment. Violation of these provisions may result in fines, imprisonment or both, and possible exclusion from Medicare or Medicaid programs.

We are also subject to the federal physician self-referral prohibitions, commonly known as the Stark Law, and state equivalents. These restrictions generally prohibit us from billing a patient or Medicare for any clinical laboratory services and certain other “designated health services,” when the physician ordering the service, or any member of such physician’s immediate family, has an investment interest in or compensation arrangement with us, unless the arrangement meets an exception to the prohibition. The government has also claimed in FCA litigation that the Stark Law applies to Medicaid claims. Some states have also enacted state Stark Law equivalents that can apply, for example, to that state’s Medicaid plan and/or commercial payors.

Persons or entities found to violate the Stark Law are required to refund any payments received pursuant to a referral prohibited by these laws to the patient, or the Medicare program, as applicable. Sanctions for a violation of the Stark Law include the following:

●	denial of payment for the services provided in violation of the prohibition;

●	refunds of amounts collected by an entity in violation of the Stark Law;

●	a civil penalty of up to $29,899 for each service arising out of the prohibited referral;

●	possible exclusion from federal healthcare programs, including Medicare and Medicaid; and

●	a civil penalty of up to $199,338 against parties that enter into a scheme to circumvent the Stark Law’s prohibition.

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

We do retain healthcare practitioners as key opinion leaders providing consultation in various aspects of the business. These arrangements, as any arrangement that includes compensation to a healthcare provider may trigger Federal or State anti-kickback, Stark Law, and other fraud and abuse liability. Our arrangements with healthcare providers are designed to meet available safe harbors and exceptions provided in the anti-kickback laws and Stark laws and other relevant laws or otherwise comply with such laws. There is no guarantee that the government will find that these arrangements are designed properly or that they do not trigger liability. Under existing laws, all arrangements must have a legitimate purpose and compensation must be fair market value. These terms require some subjective analysis. Safe harbors in the anti-kickback laws do not necessarily equate to exceptions in the Stark Law; and there is no guarantee that the government will not have issue with the relationships between the laboratories and the healthcare providers.

HIPAA, Fraud and Privacy Regulations

The Federal government’s efforts to combat fraud in the healthcare setting were consolidated and strengthened under Public Law 104-191, the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA aimed to combat fraud committed against all health plans, both public and private by, among other things creating two new Federal offenses: healthcare fraud (18 U.S. Code § 1347) and false statements relating to healthcare matters (18 U.S. Code § 1035). These provisions prohibit: (1) the knowing and willful execution, or attempted execution, of a scheme or artifice (a) to defraud any healthcare benefit program (including private payers), or (b) to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, in connection with the delivery of or payment for healthcare benefits, items, or services; and (2) the knowing and willful (a) falsification, concealment or covering up of a material fact by any trick, scheme or device, or (b) making of any materially false, fictitious or fraudulent statement or representation, or making or using any materially false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items or services. A violation of these provisions is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs.

HIPAA, along with the Health Information Technology for Economic and Clinical Health Act (HITECH) and the various regulations promulgated thereunder, also establish uniform standards governing the conduct of certain electronic healthcare transactions and the security and privacy of individually identifiable health information maintained or transmitted by certain healthcare providers, health plans and healthcare clearinghouses, which are referred to as “covered entities,” as well as individuals or entities to the extent they use such individually identifiable health information perform functions as a “business associate” for or on behalf of a covered entity. Individually identifiable health information maintained by covered entities and business associates is referred to as “protected health information” or “PHI.” The regulations promulgated under HIPAA governing covered entities and business associates include the following subparts: “Privacy of Individually Identifiable Health Information”, which establishes conditions for the permissible use and disclosure of protected health information by covered entities and establishes certain rights of individuals who are the subject of such information (45 C.F.R. §§ 164.500, et seq.); “Administrative Requirements”, which establishes electronic standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures (45 C.F.R. §§ 162.100, et seq.); “Security Standards for the Protection of Electronic Protected Health Information”, which requires covered entities and their business associates to implement and maintain certain security measures to safeguard certain electronic protected health information (45 C.F.R. §§ 164.302, et seq.); and “Notification in the Case of Breach of Unsecured Protected Health Information”, which requires business associates to provide certain notifications to covered entities and covered entities to provide certain notifications to affected individuals, HHS and, in some cases, relevant media outlets following a breach of unsecured protected health information (45 C.F.R. §§ 164.400, et seq.). As a covered entity, and also in our capacity as a business associate to certain of our customers, we are subject to these standards. We may also be liable for violations of HIPAA by any individual or entity, which may include a business associate, that is acting as our agent under the federal common law of agency. While the government intended this legislation to reduce administrative expenses and burdens for the healthcare industry, our compliance with certain provisions of these standards entails significant costs for us and requires us to follow specific policies and procedures when we use and disclose protected health information. If we are found to be in violation of HIPAA, HITECH, or their respective implementing regulations, we may be subject to potentially significant penalties, including civil and criminal penalties, damages and fines, and may incur damage to our reputation. Such enforcement actions could have an adverse effect on our business.

In addition to Federal regulations issued under HIPAA and HITECH, many states have enacted privacy and security statutes or regulations regarding individually identifiable health information that, in some cases, are more stringent than those issued under HIPAA and HITECH. In those cases, it may be necessary to modify our planned operations and procedures to comply with the more stringent laws as HIPAA and HITECH do not preempt state laws to the extent such state laws are broader in scope, impose more stringent requirements for individually identifiable health information, or give individuals more rights with respect to their individually identifiable health information. If we fail to comply with applicable state laws, rules, or regulations, we could be subject to additional sanctions or other liabilities under those laws, rules, and regulations.

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

More than a dozen states have adopted comprehensive consumer privacy laws that are in effect or will take effect within the next 12 to 24 months, and regulate how certain for-profit businesses collect, use, and disclose the personal information of consumers who reside in each respective state. While the specific consumer rights vary from state-to-state, generally these laws confer to consumers in the state the right to: receive notice of information collection and use practices; access, delete, correct, or transfer personal information and opt out of the “sale” of their personal information or the use of their information for targeted advertising. These laws also require companies to adopt reasonable measures to safeguard the personal information that is collected and regulate categories of “sensitive” data such as information associated with minors, citizenship, and other personal data for which these state laws have designated special protection. These laws do not, however, apply to personal information that constitutes PHI under HIPAA, de-identified data as defined under HIPAA or in some instances, HIPAA-regulated entities. As a result, we do not or likely will not have compliance obligations with respect to most testing and patient information we collect and process. However, we are required to comply with these consumer privacy laws insofar as we collect other categories of consumers’ personal information, for example from website visitors. These state consumer privacy laws are generally enforced by the respective state Attorney General. California’s law also includes a private right of action for certain data breaches.

Washington State has passed the My Health My Data Act or MHMDA, which comes into effect on March 31, 2024. MHMDA regulates consumer health data that is not otherwise subject to HIPAA. The definition of “consumer health data” is broad and applies to a variety of health-related information including non-health information that is used to infer some aspect of current or future medical conditions. MHMDA requires additional transparency requirements related to how companies handle non-HIPAA covered health data as well as additional technical safeguards for “consumer health data.” MHMDA also requires that companies obtain the consent of individuals for certain uses of their “consumer health data.” MHMDA also gives Washington residents a variety of rights, similar to those in the state consumer privacy laws discussed above, and related to the resident’s “consumer health data.” Unlike the consumer state laws, MHMDA includes a private right of action. Should the company become subject to an action brought under MHMDA, it could have an impact on our operations. Nevada and Connecticut has passed substantially similar consumer privacy health laws that have or will come into effect in 2024. However, the Nevada and Connecticut laws do not include a private right of action.

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

The PPACA has also been subject to challenges in the courts; however, the U.S. Supreme Court most recently upheld the surviving elements of the law in 2021.

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

We generally bill third-party payers and individual patients for testing services on a test-by-test basis. Third-party payers include Medicare, private insurance companies, institutional direct clients and Medicaid, each of which has different billing requirements. Medicare reimbursement programs are complex and often ambiguous, and are continuously being evaluated and modified by CMS. Our ability to receive timely reimbursements from third-party payers is dependent on our ability to submit accurate and complete billing statements, and/or correct and complete missing and incorrect billing information. Missing and incorrect information on reimbursement submissions slows down the billing process and increases the aging of accounts receivable. We must bill Medicare directly for tests performed for Medicare patients and must accept Medicare’s fee schedule for the covered tests as payment in full. State Medicaid programs are generally prohibited from paying more than the Medicare fee schedule. Since 2021, we have been contracted with XIFIN, Inc. (“XIFIN”), a healthcare billing services management company, to help manage our third-party billing.

Some billing arrangements require us to bill multiple payers, and there are several other factors that complicate billing (e.g., disparity in coverage and information requirements among various payers; and incomplete or inaccurate billing information provided by ordering physicians). Several private payers have implemented pre-authorization requirements for molecular and genetic testing, including Anthem Blue Cross Blue Shield and United Healthcare, as well as various lab benefit companies such as American Imaging Management, Inc., or AIM, and Beacon Lab Benefits Solutions, or Beacon. In addition, more commercial payers are contracting with and delegating risk for lab services costs to lab benefits management companies (e.g. eviCore healthcare, AIM, and Beacon). This requires us to go through their technology assessment process to secure coverage and obtain a contract as an in-network lab provider for our services. We incur additional costs as a result of our participation in Medicare and Medicaid programs because diagnostic testing services are subject to complex, stringent and frequently ambiguous federal and state laws and regulations, including those relating to coverage, billing and reimbursement. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further cost and complexity to the billing process. Further, our billing systems require significant technology investment and, as a result of marketplace demands, we need to continually invest in our billing systems. Changes in laws and regulations could further complicate our billing and increase our billing expense. CMS establishes procedures and continuously evaluates and implements changes to the reimbursement process and requirements for coverage.

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

The Medicare Part B program contains fee schedule payment methodologies for clinical testing services performed for covered patients. Historically, the Medicare Clinical Laboratory Fee Schedule, or CLFS, has been subject to local variations in pricing. In April 2014, President Obama signed the Protecting Access to Medicare Act of 2014, or PAMA, which included a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, CLFS rates are based upon the weighted median of private payor rates reported for each type of laboratory test. PAMA requires laboratories that receive a majority of their Medicare revenue from payments made under the CLFS and the Physician Fee Schedule, and at least $12,500 in CLFS revenue during the six month data collection period to report private payor data collected from such 6-month period (January 1 through June 30 in the applicable year) to CMS between January 1 through March 31 of the following year. CMS posted the first new Medicare CLFS rates (based on weighted median private payer rates) in November 2017 and the new rates became effective on January 1, 2018. CMS published final rules implementing these changes in 2016 and 2018. The result of the PAMA calculations was an increase in our reimbursement rate for ThyGenX® of approximately 40% for our Medicare volume. However, on July 26, 2018, we received a coding update from CMS, which changed the billable procedure code (CPT) for ThyGeNEXT®. This code change resulted in a reduction of the fee schedule for payments to us. We have recently presented clinical data to CMS adding additional markers to the panel that we run that increase our gene families above 50. If approved, reimbursement for the new panel will exceed the previously approved rate. There can be no assurances that our request will be successful and that the rate will be escalated.

PAMA, as amended by the Protecting Medicare and American Farmers from Sequester Cuts Act, among other laws, revised payment reductions and the data reporting schedule for approved Clinical Diagnostic Laboratory Tests (“CDLTs”) that are not ADLTs. Under these laws, the next data reporting period is January 1, 2025 through March 31, 2025, and will be based upon the data collected during the January 1, 2019 to June 30, 2019 period. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2018 through 2020 and to 15% per test per year in each of the years 2025 through 2027. Payments will not be reduced for 2021-2024 for CDLTs.

Under the revised Medicare Clinical Laboratory Fee Schedule, reimbursement for clinical laboratory testing was reduced for most tests in 2018, 2019, and 2020. PAMA (as amended) calls for further revisions of the Medicare Clinical Laboratory Fee Schedule for years after 2024, based on surveys of market rates.

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

Historically, most Medicare and Medicaid beneficiaries were covered under the traditional Medicare and Medicaid programs administered by the federal government. Reimbursement from traditional Medicare and Medicaid programs represented approximately 51% and 45% of our consolidated net revenues during 2023 and 2022, respectively. Over the last several years, the federal government has continued to expand its contracts with private health insurance plans for Medicare beneficiaries and has encouraged such beneficiaries to switch from the traditional programs to the private programs, called “Medicare Advantage” programs. There has been growth of health insurance providers offering Medicare Advantage programs and of beneficiary enrollment in these programs. Commercial health plans that might not cover one or all of our tests for their commercially insured members are required to follow the Novitas LCD coverage policy for their Medicare Advantage members. To the extent we maintain the LCD coverage policies with Novitas for our products, any shift of members from traditional Medicare to Medicare Advantage plans doesn’t represent a risk of lost revenue. In recent years, in an effort to control costs, states also have mandated that Medicaid beneficiaries enroll in private managed care arrangements.

The current position of our laboratory is that it does not meet the definition of an “Applicable Manufacturer” under the “Sunshine Act” section of PPACA and therefore is not subject to the disclosure requirements contained in PPACA. However, as new regulations are implemented and diagnostic tests reclassified, this may change and the laboratory business may be subject to PPACA as are other companies. There is no guarantee that our interpretation of the law is now or will be in the future consistent with government guidance and interpretation.

In December 2019, our Medicare Administrative Contractor (MAC) issued a new draft local coverage determination (LCD) for our ThyGeNEXT® test, representing an increase of approximately $2,400 per assay over previous reimbursement coverage. This increase in reimbursement rates reflected the expansion of the ThyGeNEXT® panel to aid in identifying the appropriate patients for surgery.

In January 2022, the Company announced that CMS issued a new billing policy whereby CMS would no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR® tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. On February 28, 2022, the Company announced that the National Correct Coding Initiative (NCCI) program issued a response on behalf of CMS stating that the January 2022 billing policy reimbursement change for ThyGeNEXT® (0245U) and ThyraMIR® (0018U) tests has been retroactively reversed to January 1, 2022. CMS was previously reimbursing the Company for one of its two thyroid tests, and had agreed to retroactively reimburse for the second test once they had completed their internal administrative adjustments. We were notified by CMS/NCCI that processing of claims for dates of service after January 1, 2022 would be completed beginning July 1, 2022. As of the date of this filing, the Company has no remaining outstanding collections regarding this matter and is fully up to date with CMS. Effective January 1, 2023, the gapfill price for ThyGeNEXT® was set at $1,266.07.

Further, along with many laboratories, we may be affected by the Proposed LCD DL39365, which is currently under consideration by Novitas. If finalized, this Proposed LCD, which governs “Genetic Testing for Oncology,” could impact the existing Medicare coverage for one of our molecular tests, PancraGEN®. On June 5, 2023 we announced that Novitas issued the final LCD of Genetic Testing for Oncology (L39365) which if implemented, would have established non-coverage for the Company’s widely used PancraGEN® test effective July 17, 2023. On July 6, 2023, Novitas announced that it would not be implementing the final Genetic Testing for Oncology LCD (L39365) as scheduled on July 17, 2023. Novitas then issued a new, virtually identical proposed LCD affecting the same companies and tests and reaching the same conclusions as noted in the previously rescinded LCD on July 27, 2023. In response, we participated in a public meeting presentation and submitted detailed written comments supporting the use of PancraGEN®. The timing and content of any final, implemented LCD is uncertain at this time; the process could potentially take a year or longer from issuance the updated proposed LCD to reach a conclusion. As a result, we are able to continue offering PancraGEN® and the related Point2® fluid chemistry tests for amylase, CEA, and glucose. In the event Novitas ultimately restricts coverage for the PancraGEN® test, our liquidity could be negatively impacted.

Reporting Segments

We operate under one segment which is the business of developing and selling diagnostic clinical services.

Employees

As of February 29, 2024, we had 108 full time employees and 108 total employees. We are not party to a collective bargaining agreement with any labor union.

Corporate Information

We were originally incorporated in New Jersey in 1986 and began commercial operations as PDI, Inc., a contract sales organization or CSO in 1987. In connection with PDI, Inc.’s initial public offering, it reincorporated in Delaware in 1998. In 2015 the CSO business and assets were sold, and we operated our molecular diagnostics business as Interpace Diagnostics Group, Inc. (IDXG). We conduct our business through our wholly-owned subsidiaries, Interpace Diagnostics, LLC, which was formed in Delaware in 2013 and Interpace Diagnostics Corporation (formerly known as RedPath Integrated Pathology, Inc.), which was formed in Delaware in 2007, On November 12, 2019, we changed the name of Interpace Diagnostics Group, Inc. to Interpace Biosciences, Inc. Our executive offices are located at Waterview Plaza, Suite 310, 2001 Route 46, Parsippany, New Jersey 07054. Our telephone number is (855) 776-6419.

Business Development

Series B Preferred Stock Investment by 1315 Capital and Ampersand

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

For so long as each of Ampersand and 1315 Capital holds at least sixty percent (60%) of the Series B Preferred Stock issued to it on January 15, 2020, such Investor will be entitled to elect two directors to the Board, provided that one of the directors qualifies as an “independent director” under Rule 5605(a)(2) of the listing rules of the Nasdaq Stock Market (or any successor rule or similar rule promulgated by another exchange on which the Company’s securities are then listed or designated) (“Independent Director”). However, if at any time such Investor holds less than sixty percent (60%), but at least forty percent (40%), of the Series B Preferred Stock issued to them on January 15, 2020, such Investor would only be entitled to elect one director to the Board. Any director elected pursuant to the terms of the Certificate of Designation may be removed without cause by, and only by, the affirmative vote of the holders of Series B Preferred Stock. A vacancy in any directorship filled by the holders of Series B Preferred Stock may be filled only by vote or written consent in lieu of a meeting of such holders of Series B Preferred Stock or by any remaining director or directors elected by such holders of Series B Preferred Stock. As previously disclosed in Current Reports on Form 8-K filed with the SEC on November 16, 2023 and December 12, 2023, Edward Chan, a director designated by 1315 Capital, and Robert Gorman, a director designated by Ampersand, resigned from the Board on November 15, 2023 and December 7, 2023, respectively. Following these resignations, 1315 Capital and Ampersand have two designated directors out of the five directors currently serving on the Board.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

●	we have a history of operating losses;

●	our expectations of future revenues, expenditures, capital or other funding requirements;

●	our reliance on Medicare reimbursement for our clinical services and our being subject to decisions of the Center for Medicare and Medicaid Services (“CMS”) regarding reimbursement and pricing of our clinical services which could have a material adverse effect on our business and financial results;

●	our ability to continue to perform, bill and receive reimbursement for our PancraGEN® molecular test long-term under the existing local coverage determination (“LCD”), given that such LCD is currently under review by Novitas, the Company’s Medicare administrative contractor (“Novitas”);

●	our secured lenders have the right to foreclose on substantially all of our assets if we are unable to timely repay our outstanding obligations;

●	our dependence on sales and reimbursements from our clinical services for all of our revenue;

●	the ability to continue to generate sufficient revenue from our clinical service products and other products and/or solutions that we develop in the future is important for our ability to meet our financial and other targets;

●	our ability to finance our business on acceptable terms in the future, which may limit the ability to grow our business, develop and commercialize products and services, develop and commercialize new molecular clinical service solutions and technologies;

●	our obligations to make royalty and milestone payments to our licensors;

●	our dependence on third parties for the supply of some of the materials used in our clinical services tests;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (“LDTs”), pricing of our tests and services and patient access limitations;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our being subject to the controlling interests of our two private equity investors who control, on an as-converted basis, an aggregate of 64.2% of our outstanding shares of common stock through their holdings of our Series B Preferred Stock, and this concentration of ownership along with their authority for designation rights for a majority of our directors and their right to approve certain of our actions has a substantial influence on our decisions;

●	the delisting of our common stock from Nasdaq has adversely affected and may continue to adversely affect our common stock and business and financial condition;

●	geopolitical and other economic and political conditions or events (such as the wars in Ukraine and Israel/Gaza);

●	our ability to implement our business strategy; and

●	the potential impact of existing and future contingent liabilities on our financial condition.

Risks Related to our Business

We face substantial risks due to our operating history of net losses, negative working capital and insufficient cash flows, and lack of liquidity to pay our current obligations and if we are unable to continue our business, our shares may have little or no value.

Our ability to maintain being a profitable operating company is dependent upon our ability to continue to generate revenues and/or obtain financing adequate to support our cost structure.

For the fiscal year ended December 31, 2023, we had operating income from continuing operations of $2.8 million. As of December 31, 2023, we had cash and cash equivalents of $3.5 million and current liabilities of $17.5 million. We may need to attempt to raise additional equity capital by selling shares of common stock or other dilutive or non-dilutive means, if necessary. However, investing in our securities may be an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

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

Revenue for clinical services tests performed on patients covered by Medicare was approximately 51% of our revenue for the fiscal year ended December 31, 2023. The percentage of our revenue derived from significant payers for our clinical services tests is expected to fluctuate from period to period as our revenue increases, as additional payers provide reimbursement for such tests, and in the event that one or more payers were to stop reimbursing for our clinical services tests or change their reimbursement amounts.

In January 2022, the Company announced that CMS issued a new billing policy whereby CMS will no longer reimburse for the use of the Company’s ThyGeNEXT® and ThyraMIR®v2 tests when billed together by the same provider/supplier for the same beneficiary on the same date of service. On February 28, 2022, the Company announced that the National Correct Coding Initiative (NCCI) program issued a response on behalf of CMS stating that the January 2022 billing policy reimbursement change for ThyGeNEXT® (0245U) and ThyraMIR®v2 (0018U) tests has been retroactively reversed to January 1, 2022. CMS was reimbursing the Company for one of its two thyroid tests, and had agreed to retroactively reimburse for the second test once they had completed their internal administrative adjustments. We were notified by CMS/NCCI that processing of claims for dates of service after January 1, 2022 would be completed beginning July 1, 2022. As of the date of this filing the Company has no remaining outstanding collections regarding this matter and is fully up to date with CMS. Effective January 1, 2023, the gapfill price for ThyGeNEXT® was set at $1,266.07.

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

The war between Russia and Ukraine or the war between Israel and Hamas could materially adversely affect our business, results of operations, and financial condition.

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

Further, on October 7, 2023, Hamas, a U.S. designated Foreign Terrorist Organization, launched terrorist attacks against Israel. Israel then declared war on Hamas and there is currently an armed conflict in Israel and the Gaza Strip as well as elsewhere in the Middle East. The extent and duration of the wars in Ukraine and Israel/Gaza expanding geopolitical tensions and any resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. Any of the above-mentioned factors could materially adversely affect our business, financial condition, and results of operations.

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

We have a history of operating losses, and our clinical services have generated limited revenue. We may continue to incur net losses for the foreseeable future and may never sustain profitability.

Although we expect our revenue to grow in the future, there can be no assurance that we will continue to achieve revenue sufficient to offset expenses. Over the next several years, we expect to continue to devote resources to increase adoption of, and reimbursement for, our clinical services tests and assays and to use our bioinformatics data to develop and enhance our clinical services products and services, and (ii) develop and acquire additional products and services. However, although we achieved profitability in 2023, our business may not sustain profitability, and our failure to sustain profitability in the future could have a material adverse effect on our business, financial condition and results of operations, as well as cause the market price of our common stock to decline.

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

We may need to finance our business in the future through collaborations, equity offerings, debt financings, licensing arrangements or other dilutive or non-dilutive means. On January 7, 2021, we entered into promissory notes (“Notes”) with our two private equity investors in the aggregate amount of $5 million with a maturity date of June 30, 2021 which were secured by all of our assets. In October 2021, the Company entered into a $7.5 million revolving credit facility with Comerica Bank (“Comerica”). In addition, also in October 2021, the Company entered into an $8.0 million term loan with BroadOak, the proceeds of which were used to repay in full at their maturity the Notes extended by our two private equity investors. The BroadOak loan agreement contains affirmative and negative restrictive covenants, including restrictions on certain mergers, acquisitions, investments and encumbrances which could adversely affect our ability to conduct our business. The BroadOak loan agreement also contains customary events of default. The Comerica agreement was repaid in full in 2023 and the agreement was terminated in February 2024. The Comerica loan agreement contained affirmative and negative restrictive covenants that were applicable whether or not any amounts are outstanding under the Comerica loan agreement. These restrictive covenants, which included restrictions on certain mergers, acquisitions, investments, encumbrances, etc., could have adversely affected our ability to conduct our business. The Comerica loan agreement also contained financial covenants requiring specified minimum liquidity and minimum revenue thresholds and also contains customary events of default. In May 2022, the Company issued a Convertible Note to BroadOak, pursuant to which BroadOak funded a term loan in the aggregate principal amount of $2 million. In August 2022, the Convertible Note was converted into a subordinated term loan and was added to the outstanding BroadOak loan balance discussed above.

We may need additional funding to repay the BroadOak loan, which has a maturity date of June 30, 2025, as well as to continue operations. Additional funding may not be available to us on acceptable terms, or at all. If we seek to raise funds by issuing additional equity securities, dilution to our stockholders could result. Any public offering of equity securities must be approved by the holders of our Series B Preferred Stock who are our private equity investors. In addition, we are currently ineligible to use a Form S-3 shelf registration statement. If we are unable to timely repay the Comerica and BroadOak borrowings when due, Comerica and BroadOak will have the right to foreclose on our assets (BroadOak being subordinated to Comerica). The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, limitations on our ability to enter into mergers or acquisition of assets, and other operating restrictions that could adversely affect our ability to conduct our business.

If we are unable to timely repay our outstanding obligations, our secured lender will have the right to foreclose on our assets.

In October 2021, the Company entered into an $8.0 million term loan with BroadOak, which is secured by all of our assets and has a maturity date of June 30, 2025. In May 2022, the Company issued a Convertible Note to BroadOak, pursuant to which BroadOak funded a term loan in the aggregate principal amount of $2 million. In August 2022, the Convertible Note was converted into a subordinated term loan and was added to the outstanding BroadOak loan balance discussed above. We may need additional funding to repay these outstanding obligations as well as to continue operations. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to timely repay these outstanding obligations, our secured lenders will have the right to foreclose on substantially all of our assets.

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

Two private equity firms and their affiliate’s control, on an as-converted basis, an aggregate of 64.2% of our outstanding shares of common stock through their holdings of our Series B Preferred Stock, and this concentration of ownership along with their authority for designation rights for a majority of our directors and their right to approve certain of our actions has a substantial influence on our decisions.

Ampersand holds 28,000 shares of our Series B Preferred Stock and 1315 Capital holds 19,000 shares of our Series B Preferred Stock. Accordingly, on an as converted basis, Ampersand and its affiliates beneficially own 38.2% of the Company’s outstanding common stock of 4,376,398 shares and 1315 Capital and its affiliates beneficially own 26.0%. The conversion and sale by such holders of one or more large blocks of our common stock could have a negative impact on the market price of our common stock.

These stockholders, acting together, have control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. Holders of Series B Preferred Stock were granted director designation rights over a majority of our Board. As previously disclosed in Current Reports on Form 8-K filed with the SEC on November 16, 2023 and December 12, 2023, Edward Chan, a director designated by 1315 Capital, and Robert Gorman, a director designated by Ampersand, resigned from the Board on November 15, 2023 and December 7, 2023, respectively. Following these resignations, 1315 Capital and Ampersand have two designated directors out of the five directors currently serving on the Board. Accordingly, these stockholders, acting together, have significant influence over our management and affairs. This concentration of ownership might harm the market price of our common stock by delaying, deterring or preventing a change in control, making some transactions more difficult or impossible to complete without the support of these shareholders, regardless of the impact of this transaction on our other shareholders. Such ownership interests could effectively deter a third party from making an offer to buy us, which might involve a premium over our current stock price or other benefits for our stockholders, or otherwise prevent changes in the control or management. For example, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

If we are unable to create or maintain sufficient demand for our clinical services tests or if we are unable to expand our product offerings, we may not maintain profitability. To generate demand, we will need to continue to educate physicians and the medical community on the value and benefits of our clinical services tests in order to change clinical practices through clinical trials, published papers, presentations at scientific conferences and one-on-one education by our commercial sales force, which are costly and time-consuming. In addition, our ability to obtain and maintain adequate reimbursement from third-party payers for our clinical services tests will be critical to generating revenue.

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

Some patients may decide not to use our clinical services tests due to price, all or part of which may be payable directly by the patient if the patient’s insurer denies reimbursement in full or in part. Many insurers seek to shift more of the cost of healthcare to patients in the form of higher deductibles, co-payments, or premiums. In addition, the economic environment in the United States may result in the loss of healthcare coverage. Implementation of provisions of PPACA provided coverage for many patients, particularly in the individual market, who were previously either uninsured or faced high premiums. However, premiums for many of the plans participating in the exchanges established as part of this legislation have increased and some health plans have chosen to drop out of these networks in specific markets or the program altogether. In 2018, Congress passed legislation revising certain provisions of PPACA and federal agencies also have issued final rules to repeal or revise regulations governing the implementation of certain provisions of PPACA which may negatively impact our revenues. Overall, the scope and timing of any further legislation, judicial action or federal regulations to limit, revise, or replace PPACA or regulations governing its implementation is uncertain, but if enacted could have a significant impact on the U.S. healthcare system and our revenues. These events may result in an increase of uninsured patients, increases in premiums, and reductions in coverage for some patients. Patients may therefore delay or forego medical checkups or treatment due to their inability to pay for our clinical services tests, which could have a negative effect on our revenues. We do have a Patient Assistance Program that allows eligible patients to apply for assistance in covering a portion of their out of pocket obligation or all costs for claims denied as non-covered for our clinical services tests if they meet the criteria for participation.

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

In connection with our acquisition of certain assets of Asuragen in 2014, we currently license certain patents and know-how from Asuragen relating to (i) miRInform® thyroid and pancreas cancer diagnostic tests and other tests in development for thyroid cancer (the “Asuragen License Agreement”), and (ii) the sale of diagnostic devices and the performance of certain services relating to thyroid cancer (the “CPRIT License Agreement”). Pursuant to the Asuragen License Agreement and the CPRIT License Agreement, we are obligated to make certain royalty and milestone payments to Asuragen and the Cancer Prevention & Research Institute of Texas, or CPRIT. Under the Asuragen License Agreement, we are obligated to pay royalties on the future net sales of tests utilizing the miRInform® thyroid platform (i.e., ThyGeNEXT®), potentially on certain other thyroid diagnostics tests and potentially on other tests in development for thyroid cancer. A similar obligation exists if we elect to launch any molecular tests utilizing the miRInform® pancreas platform. We are also required by the CPRIT License Agreement with Asuragen to make certain related royalty payments to CPRIT. The Asuragen obligation regarding royalty payments expires in August 2024.

When performing the ThyraMIR®v2 test, we use products supplied by Exiqon A/S (now a part of Qiagen), subject to a license agreement with Exiqon A/S. The license agreement obligates us to pay royalties on the future net sales of our assays that utilize licensed patents and know-how obtained from Exiqon A/S. Our profitability will be impaired by our obligations to make royalty payments to our licensors. Although we believe, under such circumstances, that the increase in revenue will exceed the corresponding royalty payments, our obligations to our licensors could have a material adverse effect on our business, financial condition, and results of operations if we are unable to manage our operating costs and expenses at profitable levels.

If we breach certain agreements with Asuragen, it could have a material adverse effect on our sales and commercialization efforts for our thyroid cancer diagnostic tests as well as any potential tests in development for thyroid cancer utilizing their technology and the sale of diagnostic devices and the performance of certain services relating to thyroid cancer.

Under the CPRIT License Agreement, we are obligated to pay 5% of net sales on sales of certain diagnostic devices and the performance of services relating to thyroid cancer that incorporate technology developed and funded under an agreement between Asuragen and the Cancer Prevention and Research Institute of Texas, subject to a maximum deduction of 3.5% for royalties paid to third parties. Both of the Asuragen License Agreement and the CPRIT License Agreement continue until terminated by (i) mutual agreement of the parties or (ii) either party in the event of a material breach of the respective agreement by the other party. The Asuragen royalty obligation expires in August 2024.

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

If the FDA changes its enforcement policy as to LDTs or disagrees with our position that our clinical services tests are LDTs covered by the FDA’s current enforcement discretion policy, we could be subject to a number of enforcement actions, any of which could have a material adverse effect on our clinical services and/or incur substantial costs and delays associated with trying to obtain pre-market clearance or approval and comply with applicable pre- and post-market requirements.

Clinical laboratory tests like our clinical services tests are regulated under CLIA as well as by applicable state laws and may also be subject to FDA regulation, depending on how the test is classified. For example, the FDA regulates in vitro diagnostic tests (also called in vitro diagnostics or “IVDs”), specimen collection kits, analyte specific reagents (ASRs), and instruments used in conducting diagnostic testing as medical devices. Most tests offered as LDTs are currently subject to enforcement discretion by the FDA. LDTs are defined by FDA as IVDs that are intended for clinical use and are designed, manufactured, and used within a single CLIA-certified, high-complexity clinical laboratory.

Given the history of attempts by FDA and Congress to regulate LDTs, there is substantial uncertainty concerning whether FDA’s enforcement discretion policy will continue. Most recently, on September 29, 2023, the FDA published a proposed rule on LDTs, in which FDA proposes to end enforcement discretion for virtually all LDTs in five stages over a four-year period from the date FDA publishes a final rule. In Phase 1 (effective one year post-finalization), laboratories would be required to comply with medical device (adverse event) reporting and correction/removal reporting requirements. In Phase 2 (effective two years post-finalization), laboratories would be required to comply with all other device requirements (e.g., registration/listing, labeling, investigational use), except for quality systems and premarket review. In Phase 3 (effective three years post-finalization), laboratories would be required to comply with quality systems requirements. In Phase 4 (effective three and a half years post-finalization, but not before October 1, 2027), laboratories would be required to comply with premarket review requirements for high-risk tests (i.e., tests subject to premarket approval (PMA) requirement). Finally, in Phase 5 (effective four years post-finalization, but not before April 1, 2028), laboratories would be required comply with premarket review requirements for moderate- and low-risk tests (i.e., tests subject to de novo or 510(k) requirement). Unlike previous proposals, the proposed rule does not “grandfather” existing tests. The content and timing of any final rule on LDTs is uncertain at this time.

If we are required to submit applications to FDA for our currently-marketed clinical tests and any tests that we may develop in the future, we may be required to conduct additional studies, which may be time-consuming and costly and could result in our currently-marketed tests being withdrawn from the market. Continued compliance with the FDA’s regulations would increase the cost of conducting our clinical services, and subject us to heightened regulation by the FDA and penalties for failure to comply with these requirements. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, such as warning letters, civil monetary penalties, injunctions, criminal prosecution, recall or seizure, operating restrictions, partial suspension or total shutdown of operations, and denial of or challenges to applications for clearance, authorization or approval, as well as significant adverse publicity. Any other regulatory or legislative proposals that would increase general FDA oversight of clinical laboratories or LDTs could negatively impact our business if additional requirements are imposed. We are monitoring developments and anticipate that our clinical services products will be able to comply with requirements that are ultimately imposed by the FDA. In the meantime, we maintain our CLIA accreditation and state licenses, which permit the use of LDTs for diagnostic purposes.

Similarly, notwithstanding any change in existing enforcement policies, if the FDA seeks to enforce the applicable medical device regulations against our clinical services tests, we could be subject to a wide range of penalties and would likely be prohibited from continuing to offer the applicable tests in interstate commerce until we have obtained FDA approval, authorization or clearance through the Premarket Approval (PMA) , de novo or 510(k) process, respectively, as applicable. Additionally, we could be subject to enforcement for noncompliance with the FDA’s regulations on marketing and promotional communications, manufacturing, quality and safety standards, labeling, storage, registration and listing, recordkeeping, adverse event reporting, and any other regulations applicable to IVDs. Any adverse enforcement action against us may have a material adverse effect on our clinical services and results of operations.

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

The Medicare program is administered by CMS, which, like the states that administer their respective state Medicaid programs, imposes extensive and detailed requirements on diagnostic services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims and how we provide our specialized diagnostic services. In addition, federal and state laws prohibit fraudulent billing and provide for the recovery of overpayments. In particular, if we fail to comply with federal and state documentation, coding and billing rules, we could be subject to liability under the federal False Claims Act, including criminal and/or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs. The False Claims Act prohibits individuals and companies from knowingly submitting false claims for payments to, or improperly retaining overpayments from, the government. Private payers also have complex documentation, coding, and billing rules, and can bring civil actions against laboratories. Our failure to comply with applicable Medicare, Medicaid and other third-party payer rules could result in liability under the False Claims Act, our inability to participate in a governmental payer program, recoupment or returning funds already paid to us, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory, all of which could adversely affect our results of operations and financial condition.

Risks Related to our Operations

The loss of members of our senior management team or our inability to attract and retain key personnel could adversely affect our business.

As a small company with approximately 110 employees, the success of our business depends largely on the skills, experience and performance of members of our senior management team, including our chief executive officer, and others in key management positions The efforts of these persons will be critical to us as we continue to grow our clinical services and develop and/or acquire additional molecular diagnostic tests. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy. In addition, our commercial laboratory operations depend on our ability to attract and retain highly skilled scientists, including licensed clinical laboratory scientists. We may not be able to attract or retain qualified scientists and technicians in the future due to the competition for qualified personnel, and we may have to pay higher salaries to attract and retain qualified personnel. We may also be at a disadvantage in recruiting and retaining key personnel as our small size, limited resources, and limited liquidity may be viewed as providing a less stable environment, with fewer opportunities than would be the case at one of our larger competitors. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our clinical laboratory and commercialization.

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

The laboratory and equipment we use to perform our tests and services would be costly to replace and could require substantial lead time to replace and qualify for use if they became inoperable. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, power outages, and health epidemics or pandemics, which may render it difficult or impossible for us to perform our testing or services for some period of time or to receive and store samples. The inability to perform our tests or services for even a short period of time, including due to disruption in staffing, supplies, distribution, or transport or temporary closures may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

Our business requires that we and our third-party service providers collect and store sensitive data, including PHI, personally identifiable information such as genetic information or credit card information about patients or other individuals, and our proprietary business and financial information. We must comply with the HIPAA and HITECH privacy, security, and breach notification regulations with respect to PHI in our capacity as a covered entity and business associate, and with consumer protection and consumer privacy laws that apply to our processing of this sensitive data, which may increase our operational costs. Furthermore, the privacy, security, and breach notification regulations implemented under HIPAA and HITECH as well as other federal and state consumer protection and consumer privacy laws and regulations that may apply to us provide for significant fines and other penalties, including potential civil and criminal fines and penalties, for non-compliance. We face a number of risks relative to our protection of, and our service providers’ protection of, this critical information, other personally identifiable information, and our proprietary business and financial information, including loss of access, fraudulent modifications, inappropriate disclosure and inappropriate access, as well as risks associated with our ability to identify and audit such events. The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. If such event would occur and cause interruptions in our operations, our networks would be compromised and the information we store on those networks could be accessed by unauthorized parties, publicly disclosed, modified without our knowledge, lost or stolen. In 2017, we discovered malware installed on certain servers. After an internal investigation, we do not believe that any PHI or other sensitive data on the affected servers was accessed or compromised. We removed the malware and enhanced our cybersecurity procedures.

Additionally, we engage third-party contractors who, insofar as they are our business associates, are contractually and legally obligated to safeguard and maintain the confidentiality of any PHI that they create, receive, maintain, transmit, use, or disclose on our behalf. Unauthorized persons may be able to gain access to PHI stored by such third-party contractors, including in their computer networks. Any wrongful use or disclosure of PHI by us or our third-party contractors, including disclosure due to data theft or unauthorized access to our or our third-party contractors’ computer networks, could subject us to fines or penalties that could adversely affect our business and results of operations. Although HIPAA and HITECH and their implementing regulations do not expressly provide for a private right of damages, they permit state attorneys general to bring civil actions and obtain damages on behalf of state residents for violations, and enjoin further violations, of the privacy and security regulations implemented under HIPAA. We also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information by us or our third-party contractors. Unauthorized access, loss, modification or dissemination could disrupt our operations, including our ability to process tests, provide test results, bill payers or patients, process claims, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our solution and other patient and physician education and outreach efforts through our website, or manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business. In addition, the interpretation and application of consumer, health-related or other data protection laws in the United States are often uncertain, contradictory and in flux, particularly as more states enact comprehensive consumer privacy laws. It is possible that these various laws may be interpreted and applied in a manner that is inconsistent with our practices. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business.

We may need to increase the size of our organization, and we may experience difficulties in managing this growth.

We are a small company with approximately 110 employees. We may increase the number of employees in the future depending on the progress and growth of our business. Future growth will impose significant added responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate additional employees with the necessary skills to support the growing complexities of our business. Rapid and significant growth may place strain on our administrative, financial and operational infrastructure. Our future financial performance and our ability to sell or promote our existing tests and services and develop and commercialize new tests and services and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

●	manage our clinical studies effectively;

●	integrate additional management, administrative, manufacturing and regulatory personnel;

●	maintain sufficient administrative, accounting and management information systems and controls; and

●	hire and train additional qualified personnel.

We may not be able to accomplish these tasks, and our failure to accomplish any of them could harm our financial results. We may need to reduce the size of our organization in order to maintain profitability and we may experience difficulties in managing these reductions.

Risks Related to Regulation within our Markets

If we fail to comply with federal, state and foreign laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.

We are subject to CLIA regulations, a Federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of any disease, or impairment of, or the assessment of the health of, human beings. CLIA regulations mandate specific personnel qualifications, facilities administration, quality systems, inspections and proficiency testing. CLIA certification is also required in order for us to be eligible to bill federal and state healthcare programs, as well as many private third-party payers, for our molecular diagnostic tests. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratory. We are also required to maintain State licenses to conduct testing in our Pittsburgh, Pennsylvania laboratory. Pennsylvania law requires that we maintain a license and establish standards for the day-to-day operation of our clinical reference laboratory in Pittsburgh, Pennsylvania. In addition, our Pittsburgh laboratory is required to be licensed by certain states, including California, Maryland, New York and Rhode Island. New York law requires us to obtain test-specific approval before offering our tests as LDT. California, Maryland, New York and Rhode Island laws also mandate proficiency testing for laboratories licensed under the laws of each respective State regardless of whether such laboratories are located in California, Maryland, New York or Rhode Island. If we were unable to obtain or maintain our CLIA certificate for our laboratory, whether as a result of revocation, suspension or limitation, we would no longer be able to perform our current clinical services, which could have a material adverse effect on our business, financial condition and results of operations. If we were to lose our licenses issued by States where we are required to hold licenses, if such licenses expired or were not renewed, or if we failed to obtain and maintain a State license that we are required to hold, we may be subject to significant fines, penalties and liability, and may be forced to cease testing (if Pennsylvania) or cease testing specimens from those States (if California, New York, Maryland, or Rhode Island), which could have a material adverse effect on our business, financial condition and results of operations. New molecular diagnostic tests we may develop may be subject to new requirements by governmental bodies, including state governments, and we may not be able to offer our new molecular diagnostic tests in such jurisdictions until such requirements are met.

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

Our current position is that we do not meet the definition of an “Applicable Manufacturer” under the Physician Payments Sunshine Act of the PPACA and are therefore not subject to the disclosure requirements contained in PPACA. If the government were to reach a different conclusion, our failure to disclose could result in significant monetary penalties and potential claims from certain third parties.

PPACA, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product or service, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our products. At the same time, there have been significant ongoing efforts to repeal, revise, or replace PPACA; however, the U.S. Supreme Court upheld the surviving portions of the law in 2021.

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

In April 2014, President Obama signed the Protecting Access to Medicare Act, or PAMA, which included a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, CLFS payment rates are based upon the weighted median of private payor rates for each type of laboratory test. To calculate these rates, PAMA requires CLIA-certified laboratories that receive a majority of their Medicare revenue from payments made under the CLFS and the Physician Fee Schedule, and receive at least $12,500 in CLFS revenue, within the 6-month reporting period, to report private payor rates and volumes for their tests with specific CPT codes based on final payments made during a 6-month period of data collection (from January 1 through June 30 of the applicable year). For most laboratory tests, the CLFS is updated every three years, but rates are updated annually for Advanced Diagnostic Laboratory Tests, or ADLTs. The first private payor rate-based CLFS was based on data collected from January 1 through June 30, 2016, and became effective on January 1, 2018. CMS published final rules implementing these changes in 2016 and 2018.

Under the revised Medicare Clinical Laboratory Fee Schedule, reimbursement for clinical laboratory testing was reduced for most tests in 2018, 2019, and 2020. PAMA (as revised) calls for further revisions of the Medicare Clinical Laboratory Fee Schedule for years after 2024, based on surveys of market rates. Further reductions in reimbursement may result from such revisions.

PAMA, as amended by the Protecting Medicare and American Farmers from Sequester Cuts Act, among other laws, revised payment reductions and the data reporting schedule for CDLTs that are not ADLTs. Under these laws, the next data reporting period is January 1, 2025 through March 31, 2025, and will be based upon the data collected during the January 1, 2019 to June 30, 2019 period. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2018 through 2020 and to 15% per test per year in each of the years 2025 through 2027. Payments will not be reduced for 2021 through 2024 for CDLTs.

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

We are subject to regulation by both the federal government and the governments of the states in which we conduct our operations. The federal and state laws which may apply to us include, but are not limited to:

●	The Food, Drug and Cosmetic Act, as supplemented by various other statutes;

●	CLIA and state licensing requirements;

●	Manufacturing and promotion laws;

●	Medicare and Medicaid billing and payment regulations applicable to clinical laboratories;

●	The Eliminating Kickbacks in Recovery Act of 2018 (EKRA), which, among other things, prohibits the solicitation, receipt, payment or offer of any remuneration (including any kickback, bribe, or rebate) directly or indirectly, overtly or covertly, in cash or in kind, in return for referring a patient or patronage to a recovery home, clinical treatment facility, or laboratory for services covered by both government and private payers;

●	The Federal Anti-Kickback Statute (and state equivalents), which, among other things, prohibits knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program;

●	The Federal physician self-referral law, commonly referred to as the “Stark Law,” (and state equivalents), which prohibits a physician from making a referral for, and an entity receiving the referral from billing for, certain designated health services covered by the Medicare program, including clinical laboratory services, if the physician or an immediate family member has a financial relationship with the entity providing the designated health services, unless the financial relationship falls within an applicable exception to the prohibition;

●	HIPAA, which establishes comprehensive federal standards with respect to the privacy and security of PHI and requirements for the use of certain standardized electronic transactions, and amendments made in 2013 to HIPAA under the Health Information Technology for Economic and Clinical Health Act, which strengthen and expand HIPAA privacy and security compliance requirements, increase penalties for violators, extend enforcement authority to state attorneys general, and impose requirements for breach notification;

●	The FTC Act and various state consumer privacy laws, which require regulated entities to take reasonable steps to safeguard the personal information of consumers, make certain disclosures about our data privacy and security practices to the public and certain state or federal regulators, minimize our use of personal information of consumers, and provide consumers with certain rights as to their personal data such as the right to correct or delete their personal information;

●	The Federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

●	The Federal False Claims Act (and state equivalents), which imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government;

●	The federal transparency requirements under the PPACA, including the provisions commonly referred to as the Physician Payments Sunshine Act, and similar state laws that require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or Children’s Health Insurance Program to report annually to CMS information related to certain payments and other transfers of value, directly or indirectly, to physicians (defined to include doctors of medicine, osteopathy, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives, and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;

●	The 21st Century Cures Act information blocking provision prohibiting certain covered actors (including laboratories) from engaging in certain practices that are likely to interfere with the access, exchange, or use of electronic health information;

●	Other federal and state fraud and abuse laws, prohibitions on self-referral and kickbacks, fee-splitting restrictions, prohibitions on the provision of products at no or discounted cost to induce physician or patient adoption, and false claims acts, transparency, reporting, and disclosure requirements, which may extend to services reimbursable by any third-party payer, including private insurers;

●	The prohibition on reassignment of Medicare claims, which, subject to certain exceptions, precludes the reassignment of Medicare claims to any other party;

●	The Protecting Access to Medicare Act of 2014, as amended, which requires us to report private payer rates and test volumes for specific CPT codes on a triennial basis and imposes penalties for failures to report, omissions, or misrepresentations;

●	The rules regarding billing for diagnostic tests reimbursable by the Medicare program, which among other requirements, prohibit a physician or other supplier from marking up the price of the technical component or professional component of a diagnostic test ordered by the physician or other supplier if the test is performed by a physician who does not “share a practice” with the billing physician or other supplier; and

●	State laws that prohibit other specified practices related to billing such as billing physicians for testing that they order, waiving coinsurance, co-payments, deductibles, and other amounts owed by patients, and billing a State Medicaid program at a price that is higher than what is charged to other payers.

In recent years U.S. Attorneys’ Offices have increased scrutiny of the healthcare industry, as have Congress, the Department of Justice, the Department of Health and Human Services’ Office of the Inspector General and the Department of Defense. Many of these bodies have all issued subpoenas and other requests for information to conduct investigations of, and commenced civil or criminal litigation against, healthcare companies based on financial arrangements with health care providers, regulatory compliance, product promotional practices and documentation, and coding and billing practices. Whistleblowers have filed numerous qui tam lawsuits against healthcare companies under the federal and state False Claims Acts in recent years, in part because the whistleblower can receive a portion of the government’s recovery under such suits.

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

We retain healthcare practitioners as key opinion leaders providing consultation in various aspects of our business, maintain a sales force, and contract for marketing services. These arrangements, like any arrangement that includes compensation to a healthcare provider or potential referral source, may trigger federal or state anti-kickback, Stark Law liability, and False Claims Act liability. There are no guarantees that the federal or state governments will find that these arrangements are designed properly or that they do not trigger liability under federal and state laws. Under existing laws, arrangements generally must be commercially reasonable and often compensation must be fair market value. These terms require some subjective analysis. Safe harbors in the anti-kickback laws do not necessarily equate to exceptions in the Stark Law, and there is no guarantee that the government will agree with our payment practices with respect to the relationships between our laboratory and the healthcare providers, sales force members, or other parties. A failure to comply with Federal and State laws and regulations pertaining to our payment practices could result in substantial penalties and adversely affect our business, financial condition and results of operations.

In addition, federal law prohibits any entity from offering or transferring to a Medicare or Medicaid beneficiary any remuneration that the entity knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services, including waivers of copayments and deductible amounts (or any part thereof) and transfers of items or services for free or for other than fair market value, unless an exception applies. Entities found in violation may be liable for civil monetary penalties of up to $24,164 for each wrongful act, adjusted for inflation. Further, federal and state anti-kickback statutes or similar laws may be implicated by arrangements with patients to waive, reduce, or limit copays or other payment amounts, such as our Patient Assistance Program. Third-party payers, including commercial payers and government payers, may prohibit, limit, or restrict certain financial arrangements with patients. Violation of these laws or payment policies could result in significant fines, penalties, liability, recoupment, and exclusion from Medicare and Medicaid, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In 2018, the U.S. enacted the Eliminating Kickbacks in Recovery Act, or EKRA, as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (SUPPORT Act). EKRA is an all-payer anti-kickback law that makes it a criminal offense to, among other things, pay any remuneration to induce referrals to, or in exchange for, an individual using the services of a recovery home, a substance use clinical treatment facility, or laboratory. Although it appears that EKRA was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written. The term “laboratory” is defined broadly and without reference to any connection to substance use disorder treatment. EKRA is a criminal statute and violations can result in fines of up to $200,000, up to 10 years in prison, or both, per violation. As drafted, EKRA does not clearly protect incentive compensation to sales employees, a practice that is common in the industry. A failure to comply with EKRA could result in substantial penalties and other adverse consequences that adversely affect our business, financial condition and results of operations.

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

We incurred net losses from 2015-2022 and may never achieve sustained profitability. As of the fiscal year ended December 31, 2023, we had U.S. federal and state net operating losses, or NOLs, of approximately $125.8 million and $60.8 million, respectively. Subject to the final two sentences of this paragraph, the federal and state NOL carryforwards will begin to expire, if not utilized, beginning in 2028 for certain states. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current federal income tax law, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of Federal taxable income.

To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. We may be limited in the portion of NOL and tax credit carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. Sections 382 and 383 of Internal Revenue Code of 1986, or the Code, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The limitation could prevent us from using some or all of our NOLs and tax credits, as it places a formula limit of how much of our NOL and tax credit carryforwards we would be permitted to use in a tax year. The amount of the annual limitation, if any, will be determined based on the value of our company immediately prior to an ownership change. During the periods 2017 through 2019, the company experienced greater than 50% changes in ownership and as a result, NOLs attributable to the pre-ownership change are subject to a substantial annual limitation under Section 382 of the Code due to the ownership changes. The Company has adjusted their NOL carryforwards to address the impact of the Section 382 ownership changes. Federal Net Operating Losses of $71.2 million are subject to annual limitation for ownership changes and the Company is utilizing $1.0 million during the current year. The remaining $55.6 million of NOLs incurred post July 15, 2019 are not subject to any annual limitation and can be carried forward indefinitely. Subsequent ownership changes may further affect the limitation in future years. In the event we have undergone or will undergo an ownership change under Section 382 of the Code, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may become subject to these limitations, which could potentially result in increased future tax liability to us.

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

During 2023, our common stock traded at a low of $0.62 and a high of $3.54. During 2022, our common stock traded at a low of $0.51 and a high of $8.69. Volatility in our stock price or trading volume may be in response to various factors, some of which may be beyond our control. In addition to the other factors discussed or incorporated by reference herein, factors that may cause fluctuations in our stock price or trading volume, include, among others:

●	general volatility in the trading markets;

●	the impact of the delisting of our common stock from Nasdaq;

●	adverse research and development results;

●	significant fluctuations in our quarterly operating results;

●	significant changes in our cash and cash equivalent reserves;

●	our liquidity and ability to obtain additional capital, including the market’s reaction to any announced capital-raising transactions;

●	market assessments of any announced strategic transaction, including the likelihood that it would be completed and the timing for completion;

●	potential negative market reaction to the terms or volume of any issuance of shares of our common stock, preferred stock or other securities to new investors, pursuant to strategic or capital-raising transactions or to employees, directors or other service providers;

●	sales of substantial amounts of our common stock, or the perception that substantial amounts of our common stock may be sold, by stockholders in the public market;

●	announcements regarding our business or the business of our competitors;

●	announcements regarding our equity offerings;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	industry and/or regulatory developments;

●	changes in revenue mix;

●	changes in revenue and revenue growth rates for us and for the industries in which we operate;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	statements or changes in opinions, ratings or earnings estimates made, or the failure to make, by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate; and

●	general market and economic conditions.

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

The delisting of our common stock from Nasdaq and potential delisting from OTCQX® has adversely affected our common stock and business and financial condition.

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

On December 28, 2023, we received notice from the OTCQX indicating that the Company’s market capitalization has been below the required $5 million for 30 consecutive calendar days preceding the date of such notice, and that the Company no longer meets the standards for continued qualification for the OTCQX U.S. tier under the OTCQX Rules for U.S. Companies section 3.2.b.2. On March 20, 2024 we received notice from the OTCQX indicating that the Company’s market capitalization has stayed above the required $5 million for ten consecutive trading days preceding the date of such notice, and that the Company currently satisfies the standards for continued qualification for the OTCQX U.S. tier under the OTCQX Rules for U.S. Companies.

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

Further, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, if we lose our status as a “smaller reporting company,” we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 of the Sarbanes-Oxley Act, as applicable, requires us to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, such as the material weakness described in Item 9A of this report, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

If we are unable to maintain and implement effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. See the material weakness described in Item 9A. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls on an annual basis. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We will need to maintain and enhance these processes and controls as we grow, and we will require additional management and staff resources to do so. Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

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

We have a total of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized for issuance. As of December 31, 2023, we had 95,648,555 shares of common stock and 4,953,000 shares of preferred stock available for issuance. As of December 31, 2023, we have reserved 692,688 shares of our common stock for issuance under our 2019 Equity Incentive Plan and 1,000,007 shares of our common stock for issuance under our Employee Stock Purchase Plan and 1,677,248 additional shares available for future grants of awards under our 2019 Equity Incentive Plan. As of December 31, 2023, the aggregate number of shares of common stock that may be issued through conversion of all of the outstanding Series B Preferred Stock is 7,833,334. Provided that we have a sufficient number of unreserved authorized capital stock available, we may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Those additional issuances of capital stock could result in substantial dilution of our existing stockholders. Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes or the conversion ratio of any issued preferred stock is lower than the book value per share of our common stock at the time of such exercise or conversion. Additionally, new investors in any subsequent issuances of our securities could gain rights, preferences and privileges senior to those of holders of common stock.

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

Our certificate of incorporation, as amended, and amended and restated bylaws include provisions, such as providing for three classes of directors, which may make it more difficult to remove our directors and management and may adversely affect the price of our common stock. In addition, our certificate of incorporation, as amended, authorizes the issuance of “blank check” preferred stock, which allows our Board to create one or more classes of preferred stock with rights and preferences greater than those afforded to the holders of our common stock without separate shareholder approval. This provision could have the effect of delaying, deterring or preventing a future takeover or a change in control, unless the takeover or change in control is approved by our Board. We are also subject to laws that may have a similar effect. For example, Section 203 of the General Corporation Law of the State of Delaware prohibits us from engaging in a business combination with an interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. As a result of the foregoing, it will be difficult for another company to acquire us and, therefore, could limit the price that possible investors might be willing to pay in the future for shares of our common stock. In addition, the rights of our common stockholders are subject to, and may be adversely affected by, the rights of holders of our Series B Preferred Stock as well as any class or series of preferred stock that may be issued in the future and by the rights of holders of warrants issued in the future.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Cyber Risk Management and Strategy

We have developed and maintain processes designed to assess, identify, and manage cybersecurity risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. The scope of these processes includes risks that may be associated with both our internally managed information technology (“IT”) systems and key business functions and sensitive data operated or managed by or maintained at third-party service providers. These processes are managed and monitored by a dedicated information technology team, which is led by our head of IT, and include mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. We constantly monitor our information technology environment for abnormal behavior, conduct penetration and vulnerability testing, data recovery testing, security audits, and ongoing risk assessments, including due diligence on our key technology vendors and other third party service providers that have access to the personal information we collect, use, store, and transmit. We also conduct periodic employee trainings on cyber and information security, among other topics. We leverage standard industry tools from a software and hardware perspective and maintain a cybersecurity risk insurance policy.

We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. In the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, which have materially affected us, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us.

Governance Related to Cybersecurity Risks

The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Compliance Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risks. The Compliance Committee receives periodic updates on cybersecurity and information technology matters and related risk exposures. The Board also receives updates from management and the Compliance Committee on cybersecurity risks on at least an annual basis.

Our Vice President of Information Technology has over 10 years of experience managing information technology and cybersecurity matters. The Vice President of Information Technology, together with our senior leadership team, are responsible for assessing and managing cybersecurity risks and they work collaboratively across our company to implement policies and procedures designed to protect our information and systems from cybersecurity threats and to respond promptly to any material cybersecurity incidents in accordance with our incident response plans. A cross-functional team is responsible for responding to cybersecurity incidents.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Parsippany, New Jersey. Our Parsippany, New Jersey lease is month-to-month. Our diagnostic laboratory facility is located in Pittsburgh, Pennsylvania where we lease approximately 21,400 square feet. Our Pittsburgh, Pennsylvania lease runs through June 30, 2028.

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

On December 28, 2023, we received notice from the OTCQX indicating that the Company’s market capitalization has been below the required $5 million for 30 consecutive calendar days preceding the date of such notice, and that the Company no longer meets the standards for continued qualification for the OTCQX U.S. tier under the OTCQX Rules for U.S. Companies section 3.2.b.2. On March 20, 2024 we received notice from the OTCQX indicating that the Company’s market capitalization has stayed above the required $5 million for ten consecutive trading days preceding the date of such notice, and that the Company currently satisfies the standards for continued qualification for the OTCQX U.S. tier under the OTCQX Rules for U.S. Companies.

Holders of Record

We had 191 stockholders of record as of February 29, 2024. Not reflected in the number of stockholders of record are persons who beneficially own shares of common stock held in nominee or street name.

Dividends

We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future. Future earnings, if any, will be used to finance the future operation and growth of our businesses.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Repurchases

None.

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

As consideration for the Transaction, under the Purchase Agreement, the Company received a total purchase price of approximately $6.2 million after working capital and other adjustments ($0.5 million of which was deposited into escrow), subject to the assumption by the Purchaser of certain specified liabilities. In addition, subject to the terms and conditions set forth in the Purchase Agreement, Purchaser was obligated to pay the Company an earnout of up to $2.0 million based on revenue for the period beginning September 1, 2021 and ending August 31, 2022. The Company received an earnout payment of approximately $1.0 million in September 2022 which is the fully settled amount and there will be no further earnout payments in the future. In the third quarter of 2023, the $0.5 million funds in escrow were released to the Company.

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

The Purchaser is identified as a related party of the Company and is as an affiliate of both Ampersand, a private equity investor in the Company, and BroadOak, a secured lender to the Company. Ampersand and BroadOak have each provided equity financing to the Purchaser, collectively own a majority of the Purchaser’s outstanding equity securities and are represented on its Board of Directors.

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

Further, on October 7, 2023, Hamas, a U.S. designated Foreign Terrorist Organization, launched terrorist attacks against Israel. Israel then declared war on Hamas and there is currently an armed conflict in Israel and the Gaza Strip and elsewhere in the Middle East. The extent and duration of the wars in Ukraine and Israel/Gaza expanding geopolitical tensions and any resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. Any of the above-mentioned factors could materially adversely affect our business, financial condition, and results of operations.

We are also monitoring other macro-economic and geopolitical developments such as inflation and cybersecurity risks so that the Company can be prepared to react to new developments as they arise.

Clinical services

Our clinical services business commercializes clinically useful molecular diagnostic tests and molecular pathology services. We commercialize genomic tests and related first-line assays principally focused on risk-stratification of cancer using the latest technology to help personalize medicine and improve patient diagnosis and management. Our tests and services provide mutational analysis of genomic material contained in suspicious cysts, nodules, and lesions with the goal of better informing surgery or surveillance treatment decisions in patients suspected of thyroid, pancreatic, and other cancers. The molecular diagnostic tests we offer enable healthcare providers to stratify cancer risk, helping to avoid unnecessary surgical treatment in patients at low risk, while also helping to identify patients that would benefit from increased surveillance or surgical intervention.

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

We currently have five commercialized molecular diagnostic tests in the marketplace: PancraGEN®, a pancreatic cyst and pancreaticobiliary solid lesion genomic test that helps physicians better risk-stratify pancreaticobiliary cancers using our proprietary PathFinderTG® platform and full integration of clinical factors; PanDNA®, an alternate reporting option of the PathFinderTG platform, which provides physicians the “molecular only” information provided within PancraGEN; ThyGeNEXT®, an expanded oncogenic mutation panel that helps “rule-in” and “rule-out” malignancy in thyroid nodules; ThyraMIR®v2, used in combination with ThyGeNEXT®, which further stratifies thyroid nodules for malignancy risk utilizing a proprietary microRNA gene expression classifier; and RespriDx® a genomic test that also utilizes our PathFinderTG® platform, to help physicians differentiate metastatic or recurrent lung cancer from the presence of newly formed primary lung cancer.

The global esoteric molecular diagnostics market is estimated to be $25.9 billion (USD) in 2023 and is expected to grow to $54.9 billion (USD) by 2030 with a Compound Annual Growth rate or CAGR of 11.3% between 2023 and 2030, according to Coherent Market Insights (Report Code: CMI6261, published November 2023).

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

On December 28, 2023, we received notice from the OTCQX indicating that the Company’s market capitalization has stayed below the required $5 million for 30 consecutive calendar days preceding the date of such notice, and that the Company no longer meets the standards for continued qualification for the OTCQX U.S. tier under the OTCQX Rules for U.S. Companies section 3.2.b.2. On March 20, 2024 we received notice from the OTCQX indicating that the Company’s market capitalization has stayed above the required $5 million for ten consecutive trading days preceding the date of such notice, and that the Company currently satisfies the standards for continued qualification for the OTCQX U.S. tier under the OTCQX Rules for U.S. Companies.

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

Significant judgment is also required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. We currently have significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences. The realization of these assets is dependent on generating future taxable income. We perform an analysis quarterly to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets. Our recent operating results and projections of future income weighed heavily in our overall assessment. The existing and forecasted levels of pretax earnings for financial reporting purposes are not sufficient to generate future taxable income and realize our deferred tax assets and, as a result, we established a full federal and state valuation allowance for the net deferred tax assets at December 31, 2023 and 2022, as we determined that it was more likely than not that these assets would not be realized.

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

	Years Ended December 31,
	2023	2023	2022	2022
		% to		% to
		revenue		revenue

Revenue, net	$40,214	100.0%	$31,838	100.0%
Cost of revenue	16,310	40.6%	13,607	42.7%
Gross profit	23,904	59.4%	18,231	57.3%
Operating expenses:
Sales and marketing	10,233	25.4%	9,125	28.7%
Research and development	636	1.6%	703	2.2%
General and administrative	9,363	23.3%	10,973	34.5%
Acquisition related amortization expense	861	2.1%	1,270	4.0%
Change in fair value of contingent consideration	7	0.0%	(223)	-0.7%
Total operating expenses	21,100	52.5%	21,848	68.6%

Operating income (loss)	2,804	7.0%	(3,617)	-11.4%
Interest accretion expense	(112)	-0.3%	(158)	-0.5%
Note payable interest expense	(896)	-2.2%	(850)	-2.7%
Other expense, net	(667)	-1.7%	(1,211)	-3.8%
Income (loss) from continuing operations before tax	1,129	2.8%	(5,836)	-18.3%
Provision for income taxes	17	0.0%	29	0.1%
Income (loss) from continuing operations	1,112	2.8%	(5,865)	-18.4%

Loss from discontinued operations, net of tax	(310)	-0.8%	(16,093)	-50.5%

Net income (loss)	$802	2.0%	$(21,958)	-69.0%

Revenue, net

Consolidated revenue for the year ended December 31, 2023 increased by $8.4 million, or 26%, to $40.2 million, compared to $31.8 million for the year ended December 31, 2022. The increase in net revenue was largely driven by increased test volumes as compared to the prior year as well as improved collections.

Cost of revenue

Consolidated cost of revenue for the year ended December 31, 2023 increased by $2.7 million, or 20%, to $16.3 million, compared to $13.6 million for the year ended December 31, 2022. This increase was primarily driven by the increased test volumes discussed above.

Gross Profit

Consolidated gross profit for the year ended December 31, 2023 increased $5.7 million, or 31%, to $23.9 million, compared to $18.2 million for the year ended December 31, 2022. The increase can be attributed to the increase in revenue.

Sales and marketing expense

Sales and marketing expense was $10.2 million for the year ended December 31, 2023 and $9.1 million for the year ended December 31, 2022. As a percentage of revenue, sales and marketing expense decreased to 25% from 29% in the comparable prior year period due to the higher revenue for the year ended December 31, 2023.

Research and development

Research and development expense was $0.6 million for the year ended December 31, 2023 and $0.7 million for the year ended December 31, 2022. As a percentage of revenue, research and development expense decreased to 1.6% from 2.2% in the prior year period.

General and administrative

General and administrative expense for the year ended December 31, 2023 was $9.4 million as compared to $11.0 million for the year ended December 31, 2022. The decrease can be primarily attributed to a decrease in employee compensation costs compared to the prior year. As a percentage of net revenue, general and administrative expense was 23% for the year ended December 31, 2023 as compared to 34% for the year ended December 31, 2022.

Acquisition related amortization expense

During the years ended December 31, 2023 and December 31, 2022, we recorded amortization expense of approximately $0.9 million and $1.3 million, respectively, which is related to intangible assets associated with our acquisitions.

Change in fair value of contingent consideration

During the year ended December 31, 2023, there was a $7,000 increase in the contingent consideration liability. During the year ended December 31, 2022, there was a $0.2 million decrease in the contingent consideration liability.

Operating income (loss)

Operating income from continuing operations was $2.8 million for the year ended December 31, 2023 as compared to an operating loss of $3.6 million for the year ended December 31, 2022. The operating income was primarily attributable to the increases in revenue and gross profit discussed above.

Other expense, net

During the years ended December 31, 2023 and December 31, 2022, there were other expenses, net of approximately $0.7 million and $1.2 million, respectively. The amounts are primarily related to the fair value adjustments recorded on the note payable.

Provision for income taxes

Income tax expense was approximately $17,000 for the year ended December 31, 2023 and $29,000 for the year ended December 31, 2022. Income tax expense for both periods was primarily driven by Texas Gross Receipts Tax.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of $0.3 million for the year ended December 31, 2023 as compared to a loss from discontinued operations of $16.1 million for the year ended December 31, 2022. The loss for the year ended December 31, 2022 was primarily attributed to the impairment of goodwill and intangible assets associated with the disposition of the Pharma business in August 2022 as well as eight months of Pharma operating losses before the disposition.

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

In this 10-K, we discuss Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA is a metric used by management to measure cash flow of the ongoing business. Adjusted EBITDA is defined as income or loss from continuing operations, plus depreciation and amortization, acquisition related expenses, non-cash stock-based compensation, interest and taxes, and other non-cash expenses including asset impairment costs, change in fair value of contingent consideration, change in fair value of notes payable, and warrant liability. The table below includes a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure.

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Years Ended
	December 31,
	2023	2022
Income (loss) from continuing operations (GAAP Basis)	$1,112	$(5,865)
Depreciation and amortization	1,026	1,429
Stock-based compensation	630	1,237
Tax expense	17	29
Interest accretion expense	112	158
Financing interest and related costs	938	850
Interest income	(53)	-
Mark to market on warrant liability	-	(71)
Change in fair value of note payable	678	1,224
Change in fair value of contingent consideration	7	(223)
Adjusted EBITDA	$4,467	$(1,232)

LIQUIDITY AND CAPITAL RESOURCES

In October 2021, the Company entered into a Loan and Security Agreement with BroadOak, providing for a term loan in the aggregate principal amount of $8,000,000 (the “Term Loan” or “BroadOak Loan Agreement”). Funding of the Term Loan took place on November 1, 2021. The Term Loan was scheduled to mature upon the earlier of (i) October 31, 2024 or (ii) the occurrence of a change in control, and bears interest at the rate of 9% per annum. The Term Loan is secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets and is subordinate to the Company’s $7,500,000 revolving credit facility with Comerica Bank. The Term Loan has an origination fee of 3% of the Term Loan amount, and a terminal payment equal to (i) 15% of the original principal amount of the Term Loan if the change of control occurs on or prior to the first anniversary of the funding of the Term Loan, (ii) 20% of the original principal amount of the Term Loan if the change of control occurs after the first anniversary but on or prior to the second anniversary of the funding of the Term Loan and (iii) 30% of the original principal amount of the Term Loan if the change of control occurs after the second anniversary of the funding of the Term Loan, or if the Term Loan is repaid on its maturity date. Upon receipt of the term loan, the proceeds were used to repay in full at their maturity the notes extended by Ampersand and 1315 Capital discussed above. See Note 13, Notes Payable, for more details. In May 2022, the Company issued a Convertible Note to BroadOak, pursuant to which BroadOak funded a term loan in the aggregate principal amount of $2.0 million. See Note 13, Notes Payable, for more details.

On October 24, 2023, the Company entered into a Second Amendment to the Loan and Security Agreement with BroadOak. The primary changes to the original agreement were as follows:

●	The Company made a one-time payment in an aggregate amount equal to $2,500,000, on October 30, 2023 and applied the payment in full satisfaction of the $3,000,000 Terminal Payment (as defined in the BroadOak Loan Agreement). See Note 13, Notes Payable, regarding the Terminal Payment.

●	Effective November 1, 2023, the interest rate under the BroadOak Loan Agreement is to be reduced from 9% to 8% through the maturity date of October 31, 2024 or earlier, upon the occurrence of a change in control (“Loan Maturity Date”).
●	The Company has the option to request an extension of the Loan Maturity Date in writing no less than sixty days prior to the Loan Maturity Date. If BroadOak agrees to the extension, the Loan Maturity Date would automatically be extended.

On March 29, 2024, the Company entered into a Third Amendment to the Loan and Security Agreement with BroadOak, extending the loan maturity date to June 30, 2025. See Note 20, Subsequent Events, for more details.

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

The amount that could be borrowed under the Credit Facility was the lower of (i) the revolving limit of $7,500,000 (the “Revolving Line”) and (ii) 80% of the Company’s eligible accounts receivable plus an applicable non-formula amount consisting of $2,000,000 of additional availability at close not based upon the Company’s eligible accounts receivable, with such additional availability reducing by $250,000 per quarter beginning with the quarter ending June 30, 2022. Borrowings on the Credit Facility were limited to $5,000,000 until 80% of the Company’s and its subsidiaries’ customers are paying into a collection account or segregated governmental account with Comerica. The Revolving Line also included, at the Company’s option, credit card services with a sublimit of $300,000. Borrowings on the Revolving Line were subject to an interest rate equal to prime plus 0.50%, with prime being the greater of (x) Comerica’s stated prime rate or (y) the sum of (A) the daily adjusting LIBOR rate plus (B) 2.5% per annum. The Company was also required to pay an unused facility fee quarterly in arrears in an amount equal to 0.25% per annum on the average unused but available portion of the Revolving Line for such quarter. See Note 18, Revolving Line of Credit, for more details. Comerica had a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets.

On October 6, 2023, effective September 30, 2023, the Company entered into a Fifth Amendment to its Loan and Security Agreement (the “Fifth Amendment to the Comerica Loan Agreement”) with Comerica Bank providing for a revolving credit facility of up to $5,000,000. This agreement was terminated in February 2024.

The Fifth Amendment to the Comerica Loan Agreement contained affirmative and negative restrictive covenants that are applicable whether or not any amounts are outstanding under the Comerica Loan Agreement. These restrictive covenants, which included restrictions on certain mergers, acquisitions, investments, encumbrances, etc. The Comerica Loan Agreement also contained financial covenants requiring specified minimum liquidity and minimum adjusted EBITDA thresholds. As of December 31, 2023 the Company had a zero balance on the line of credit.

On August 31, 2022, the Company closed on the sale of its Pharma Solutions business for a total sale price of $6.2 million after a post-closing working capital adjustment. See Note 4, Discontinued Operations.

For the year ended December 31, 2023, we had operating income from continuing operations of $2.8 million. As of the year ended December 31, 2023, we had cash and cash equivalents of $3.5 million, total current assets of $10.3 million, net of restricted cash, and current liabilities of $17.5 million. As of March 22, 2024, we had approximately $2.8 million of cash on hand, net of restricted cash.

During the year ended December 31, 2023, net cash provided by operating activities was $3.8 million. The main component of cash provided by operating activities was net income of $0.8 million, and non-cash expenses of $2.5 million. During the year ended December 31, 2022, net cash used in operating activities was $7.7 million. The main component of cash used in operating activities was our net loss of $22.0 million, partially offset by depreciation and amortization expense of $2.6 million and non-cash impairment charges of $12.4 million.

During the year ended December 31, 2023, there was net cash used in investing activities of $0.1 million. During the year ended December 31, 2022, net cash provided from investing activities was $6.2 million, which primarily pertained to the net proceeds received from the sale of our Pharma Solutions business unit.

For the year ended December 31, 2023, cash used in financing activities was $5.0 million, of which $2.5 million was from the repayment on the Revolving Line and $2.5 million was the terminal payment made to BroadOak. See Note 13, Notes Payable, for more details. For the year ended December 31, 2022, cash provided from financing activities was $3.0 million, of which $1.0 million was from the drawdown on the Revolving Line and $2.0 million was the Convertible Debt agreement entered into with BroadOak. See Note 13, Notes Payable, for more details.

We generated positive cash flows from operations for the year ending December 31, 2023. We intend to meet our ongoing capital needs by using our available cash as well as through targeted margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options and other strategic alternatives.

The Company continues to explore various strategic alternatives, dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources in order to provide additional liquidity. With the Company’s delisting of its common stock from Nasdaq in February 2021, our ability to raise additional capital on terms acceptable to the Company has been adversely impacted. There can be no assurance that the Company will be successful in obtaining such funding on terms acceptable to the Company.

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

As of December 31, 2023, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$2,400	$575	$1,000	$825	$-
Total	$2,400	$575	$1,000	$825	$-

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” for purposes of the disclosure requirements of Item 305 of Regulation S-K and, therefore, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and the financial statement schedule specified by this Item 8, together with the report thereon of EisnerAmper LLP are presented following Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management identified a material weakness in the Company’s internal control over financial reporting in the fourth quarter of 2023 related to properly identifying the timing of when revenue should be recognized as stated in the revenue recognition policy. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K as a result of the identified material control weakness.

Remediation Plan - The Company plans to amend its control activities designed to mitigate the significant risk identified, including updating its procedures regarding the testing of revenue recognition, specifically to review the procedures identifying the timing differences to ensure revenue is recorded in the period earned. The Company believes implementation of these processes and appropriate testing of their effectiveness will remediate this material control weakness.

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

As of December 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective based on those criteria.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2023.

ITEM 9B.	OTHER INFORMATION

On March 29, 2024, the Company entered into a Third Amendment to Loan and Security Agreement with BroadOak. The primary changes to the Second Amendment to Loan and Security Agreement were as follows:

●	The maturity date was extended to June 30, 2025.
●	Beginning April 1, 2024, the Company will make $500,000 monthly payments with the remaining loan balance due on the new maturity date.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors and executive officers of the registrant that is responsive to Item 10 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2024 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation of the registrant that is responsive to Item 11 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2024 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management of the registrant that is responsive to Item 12 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2024 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions of the registrant that is responsive to Item 13 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2024 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accounting fees and services of the registrant that is responsive to Item 14 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2024 annual meeting of stockholders and such information is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements – See Index to Financial Statements on page F-1 of this Form 10-K.
(2)	Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
2.2	Asset Purchase Agreement, dated August 31, 2022 by and among Interpace Biosciences, Inc., Interpace Pharma Solutions, Inc. and Flagship Biosciences, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2022.
3.1+	Conformed version of Certificate of Incorporation of Interpace Biosciences, Inc., as amended by the Certificate of Amendment, effective January 15, 2020, and the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed January 17, 2020, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
3.2	Amended and Restated Bylaws of Interpace Biosciences, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019.
4.1	Description of Securities, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2021.
4.2	Specimen Certificate Representing the Common Stock, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (File No. 333-227728), filed with the SEC on October 5, 2018.
10.1*	Amended and Restated 2004 Stock Award and Incentive Plan, incorporated by reference to Annex A of the Company’s definitive proxy statement, filed with the SEC on August 14, 2017.
10.2*	Form of Restricted Stock Unit Agreement for Employees, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.

Exhibit No.	Description
10.3*	Form of Restricted Stock Unit Agreement for Directors, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.4*	Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.5*	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.6*	Interpace Diagnostics Group, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.7*	Amendment to the Interpace Biosciences, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 26, 2020.
10.8*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.3 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.9*	Form of Interpace Biosciences, Inc. 2019 Equity Incentive Plan Restricted Stock Unit And Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.9 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 26, 2020.
10.10*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.11*	Interpace Diagnostics Group, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.12*	Incentive Stock Option Agreement between Interpace Diagnostics Group, Inc. and Jack E. Stover, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2016.
10.13*	Employment Agreement, dated November 23, 2020, between Thomas W. Burnell and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 25, 2020.
10.14*	Employment Agreement, dated July 24, 2023, between Christopher McCarthy and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 2, 2023.
10.15*	Form of Indemnification Agreement by and between Interpace Diagnostics Group, Inc. and its directors and executive officers, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2016.
10.16*	Form of Indemnification Agreement by and between Interpace Biosciences, Inc. and Indemnitee, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020.
10.17*	Agreement, dated January 21, 2022, between Dr. Vijay Aggarwal and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2022.
10.18	License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.

Exhibit No.	Description
10.19	CPRIT License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.20	Supply Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.21	Guaranty, dated August 13, 2014 by the Company in favor of Asuragen, Inc., incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.22	Lease Agreement, dated March 31, 2017, by and between Saddle Lane Realty, LLC and the Company, incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-1 (333-218140), as amended on June 13, 2017.
10.23	First Amendment, dated September 26, 2017, by and between Saddle Lane Realty, LLC and Interpace Diagnostics Corporation, incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.24	Amendment No. 2 to Lease, dated March 15, 2018, between Saddle Lane Realty, LLC and Interpace Diagnostics Corporation, incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 23, 2018.
10.25	Fourth Lease Amendment (the “Amendment”) by and between Interpace Biosciences, Inc. and Saddle Lane Realty, LLC, dated as of October 31, 2022, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022.
10.26	Securities Purchase Agreement, dated July 15, 2019, by and between Interpace Diagnostics Group, Inc. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.27	Form of Voting Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.28	Securities Purchase and Exchange Agreement, dated January 10, 2020, by and among Interpace Biosciences, Inc., 1315 Capital II, L.P. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2020.
10.29	Amended and Restated Investor Rights Agreement, dated as of January 15, 2020, by and among Interpace Biosciences, Inc., 1315 Capital II, L.P. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020.
10.30	Support Agreement, dated April 2, 2020, by and between 1315 Capital II, L.P. and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on October 19, 2020.

Exhibit No.	Description
10.31	Loan and Security Agreement by and between Comerica Bank, Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 13, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021.
10.32	Subordination Agreement by and between Ampersand 2018 Limited Partnership, 1315 Capital II. L.P., Comerica Bank Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 13, 2021, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021.
10.33	Loan and Security Agreement by and between BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 29, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.
10.34	Second Amendment to Loan and Security Agreement by and between BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 24, 2023, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2023.
10.35	First Amendment to Loan and Security Agreement by and between Comerica Bank, Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated November 1, 2021, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.
10.36	Subordination and Intercreditor Agreement by and between Comerica Bank, BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated as of November 1, 2021, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.
10.37*	Amendment to the Interpace Biosciences, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2022.
10.38*	Amendment to the Interpace Biosciences, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2022.
10.39+	Third Amendment to Loan and Security Agreement by and between BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated March 29, 2024.
16.1	Letter from BDO USA, LP dated April 13, 2022, incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2022.
21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
23.1	Consent of EisnerAmper, LLP, filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*	Denotes compensatory plan, compensation arrangement or management contract.
+	Filed herewith.

ITEM 16.	Form 10-K Summary

The Company has opted to not provide a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPACE BIOSCIENCES, INC.

Date: April 1, 2024	/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ Thomas W. Burnell	President, Chief Executive Officer and Director	April 1, 2024
Thomas W. Burnell	(Principal Executive Officer)

/s/ Christopher McCarthy	Chief Financial Officer	April 1, 2024
Christopher McCarthy	(Principal Financial and Accounting Officer)

/s/ Stephen J. Sullivan	Director	April 1, 2024
Stephen J. Sullivan

/s/ Joseph Keegan	Director	April 1, 2024
Joseph Keegan

/s/ Vijay Aggarwal	Director	April 1, 2024
Vijay Aggarwal

/s/ Fortunato Ron Rocca	Director	April 1, 2024
Fortunato Ron Rocca

Interpace Biosciences, Inc.

Index to Consolidated Financial Statements

and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Interpace Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Interpace Biosciences, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes and the financial statement schedule identified in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Philadelphia, Pennsylvania

April 1, 2024

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$3,498	$4,828
Accounts receivable	4,983	5,032
Other current assets	1,841	2,294
Total current assets	10,322	12,154
Property and equipment, net	790	480
Other intangible assets, net	-	861
Operating lease right of use assets	1,864	2,439
Other long-term assets	45	45
Total assets	$13,021	$15,979

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,544	$1,050
Accrued salary and bonus	1,969	1,456
Other accrued expenses	8,201	8,419
Note payable at fair value, current	5,100	-
Line of credit - current	-	2,500
Current liabilities of discontinued operations	660	858
Total current liabilities	17,474	14,283
Contingent consideration	-	518
Operating lease liabilities, net of current portion	1,472	1,848
Note payable at fair value	4,243	11,165
Other long-term liabilities	4,968	4,701
Total liabilities	28,157	32,515

Commitments and contingencies (Note 11)

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 shares Series B issued and outstanding	46,536	46,536

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,447,489 and 4,367,830 shares issued, respectively; 4,351,445 and 4,296,710 shares outstanding, respectively	405	405
Additional paid-in capital	188,146	187,516
Accumulated deficit	(248,215)	(249,017)
Treasury stock, at cost (96,044 and 71,120 shares, respectively)	(2,008)	(1,976)
Total stockholders’ deficit	(61,672)	(63,072)
Total liabilities and stockholders’ deficit	(33,515)	(30,557)

Total liabilities, preferred stock and stockholders’ deficit	$13,021	$15,979

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	For The Years
	Ended December 31,
	2023	2022

Revenue, net	$40,214	$31,838
Cost of revenue	16,310	13,607
Gross profit	23,904	18,231
Operating expenses:
Sales and marketing	10,233	9,125
Research and development	636	703
General and administrative	9,363	10,973
Acquisition related amortization expense	861	1,270
Change in fair value of contingent consideration	7	(223)
Total operating expenses	21,100	21,848

Operating income (loss) from continuing operations	2,804	(3,617)
Interest accretion expense	(112)	(158)
Note payable interest expense	(896)	(850)
Other expense, net	(667)	(1,211)
Income (loss) from continuing operations before tax	1,129	(5,836)
Provision for income taxes	17	29
Income (loss) from continuing operations	1,112	(5,865)

Loss from discontinued operations, net of tax	(310)	(16,093)

Net income (loss)	$802	$(21,958)

Basic net income (loss) per share of common stock:
From continuing operations	$0.26	$(1.38)
From discontinued operations	(0.07)	(3.80)
Net income (loss) per basic share of common stock	$0.19	$(5.18)

Diluted net income (loss) per share of common stock:
From continuing operations	$0.25	$(1.38)
From discontinued operations	(0.07)	(3.80)
Net income (loss) per diluted share of common stock	$0.18	$(5.18)

Weighted average number of common shares and common share equivalents outstanding:
Basic	4,317	4,238
Diluted	4,364	4,238

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

					Additional
	Common Stock		Treasury Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance -December 31, 2021	4,228,169	$403	32,757	$(1,868)	$186,106	$(227,059)	$(42,418)
Issuance of common stock	139,652	2	-	-	106	-	108
Treasury stock purchased		-	38,363	(108)	-	-	(108)
Exercise of warrants	9	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,304	-	1,304
Net loss	-	-	-	-	-	(21,958)	(21,958)
Balance -December 31, 2022	4,367,830	$405	71,120	$(1,976)	$187,516	$(249,017)	$(63,072)
Issuance of common stock	79,659	-	-	-	-	-	-
Treasury stock purchased		-	24,924	(32)	-	-	(32)
Stock-based compensation expense	-	-	-	-	630	-	630
Net income	-	-	-	-	-	802	802
Balance -December 31, 2023	4,447,489	$405	96,044	$(2,008)	$188,146	$(248,215)	$(61,672)

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For The Years Ended December 31,
	2023	2022

Cash Flows From Operating Activities
Net income (loss)	$802	$(21,958)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,026	2,560
Interest accretion expense	112	158
Goodwill impairment	-	8,433
Intangible asset impairment	-	3,964
Amortization of deferred financing fees	42	60
Stock-based compensation	630	1,258
Amortization on operating lease right of use asset	575	942
ESPP expense	-	46
Change in fair value of note payable	678	1,223
Deferred income taxes	-	(93)
Change in fair value of contingent consideration	7	(223)
Other gains and expenses, net	-	(71)
Other changes in operating assets and liabilities:
Accounts receivable	49	(133)
Other current assets	(89)	(216)
Other long-term assets	-	34
Accounts payable	489	(735)
Accrued salaries and bonus	513	(1,421)
Accrued liabilities	(936)	(549)
Operating lease liabilities	(376)	(1,142)
Long-term liabilities	267	171
Net cash provided by (used in) operating activities	3,789	(7,692)

Cash Flows From Investing Activity
Proceeds from sale of Interpace Pharma Solutions, net	383	6,528
Purchase of property and equipment	(470)	(322)
Net cash (used in) provided by investing activities	(87)	6,206

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	-	108
Payment of BroadOak terminal payment	(2,500)	-
Proceeds from convertible debt issuance	-	2,000
Payments on line of credit	(2,500)	-
Borrowings on line of credit	-	1,000
Cash paid for repurchase of restricted shares	(32)	(108)
Net cash (used in) provided by financing activities	(5,032)	3,000

Net (decrease) increase in cash and cash equivalents	(1,330)	1,514
Cash and cash equivalents from continuing operations – beginning	4,828	2,922
Cash and cash equivalents from discontinued operations – beginning	-	392
Cash and cash equivalents – beginning	$4,828	$3,314
Cash and cash equivalents from continuing operations – ending	$3,498	$4,828
Cash and cash equivalents from discontinued operations – ending	-	-
Cash and cash equivalents – ending	$3,498	$4,828

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

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include accounting for valuation allowances related to deferred income taxes, contingent consideration, notes payable, allowances for doubtful accounts and notes, revenue recognition, and unrecognized tax benefits. The Company periodically reviews these matters and reflects changes in estimates as appropriate. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash accounts, money market investments and highly liquid investment instruments with original maturity of three months or less at the date of purchase.

Accounts Receivable, Net

The Company’s accounts receivables represent unconditional rights to consideration and are generated using its proprietary tests. The Company’s clinical services are fulfilled upon completion of the test, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payer or direct-bill payer. Contractual adjustments represent the difference between the list prices and the reimbursement rates set by third party payers, including Medicare, commercial payers, and amounts billed to direct-bill payers. Specific accounts may be written off after several appeals, which in some cases may take longer than twelve months. No allowance for credit losses has been recorded during the periods presented. The opening accounts receivable balance as of January 1, 2022, was $4.7 million.

Other current assets

Other current assets consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Lab supplies	$1,227	$1,224
Prepaid expenses	590	390
Funds in escrow	-	500
Other	24	180
Total other current assets	$1,841	$2,294

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is recognized on a straight-line basis, using the estimated useful lives of: five to twelve years for furniture and fixtures; two to five years for office and computer equipment; three to twelve years for lab equipment; and leasehold improvements are amortized over the shorter of the estimated service lives or the terms of the related leases which are currently one to five years. Repairs and maintenance are charged to expense as incurred. Upon disposition, the asset and related accumulated depreciation and amortization are removed from the related accounts and any gains or losses are reflected in operations.

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

The Company reviews the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the related asset group, an impairment loss is recognized by reducing the recorded value of the asset group to its fair value. This analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. There were no asset impairment losses recorded in 2023 and the Company recorded an impairment charge of $3.8 million for finite-lived intangible assets associated with the Company’s sale of its Pharma Solutions business in 2022.

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

See Note 14, Stock-Based Compensation, for further information.

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

Income (Loss) per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the year including any unvested share-based payment awards that contain nonforfeitable rights to dividends. Diluted earnings per common share are computed by dividing net income by the sum of the weighted average number of shares outstanding and dilutive common shares under the treasury method. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid), are participating securities and are included in the computation of earnings per share pursuant to the two-class method. As a result of the losses incurred in 2022, the potentially dilutive common shares have been excluded from the earnings per share computation for this period because its inclusion would have been anti-dilutive. Additionally, preferred shares have been excluded in the denominator of the earnings per share computation, on an if-converted basis, as such shares would have been anti-dilutive.

Reclassifications

The Company reclassified certain prior period balances to conform to the current year presentation.

2. Recent Accounting Standards

Accounting Pronouncements Adopted

The FASB issued new guidance under ASC Topic 326, Financial Instruments Credit Losses. The guidance changes the allowance on accounts receivable from an incurred method to an expected method. The Company adopted ASC Topic 326 on January 1, 2023 which requires the Company to look at its history of write-offs to come up with an expected loss rate and apply that to its current accounts receivable balance. It had no material effect on the consolidated financial statements.

Accounting Pronouncements Pending

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard on its financial statements.

3. Liquidity

In October 2021, the Company entered into a $7.5 million revolving credit facility with Comerica Incorporated (“Comerica”) (the “Comerica Loan Agreement”). See Note 18, Revolving Line of Credit, and Note 20, Subsequent Events for more details and for updates to the revolving credit facility. Also in October 2021, the Company entered into an $8.0 million term loan with BroadOak Fund V, L.P. (“BroadOak”) (the “BroadOak Loan Agreement”), the proceeds of which were used to repay in full at their maturity the existing secured promissory note with Ampersand Capital Partners (“Ampersand”) (the “Ampersand Note”) and 1315 Capital II, L.P (“1315 Capital”) (the “1315 Capital Note”). In May 2022, the Company entered into a Subordinated Convertible Promissory Note agreement with BroadOak for an additional $2.0 million (the “Convertible Note”), which was converted into a subordinated term loan and was added to the outstanding BroadOak Loan Agreement balance. See Note 13, Notes Payable, for more details.

At December 31, 2023, the Company has a $10 million principal balance of notes payable that required the principal to be paid on or before the maturity date of October 31, 2024. In March 2024, the Company had the terms of the Loan Agreement updated. See Note 20, Subsequent Events, for more details.

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

For the year ended December 31, 2023, the Company had operating income from continuing operations of $2.8 million. As of December 31, 2023, the Company had cash and cash equivalents of $3.5 million, total current assets of $10.3 million and current liabilities of $17.5 million. As of March 22, 2024, the Company had approximately $2.8 million of cash on hand.

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

With the improvement in operating cash flows associated with the disposition of the Pharma Solutions business, and the Company’s improved operating performance, as of the date of this filing, the Company anticipates that current cash and cash equivalents and forecasted cash receipts will be sufficient to meet its anticipated cash requirements through the next twelve months from the date of issuance of the consolidated financial statements.

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

As consideration for the Transaction, Interpace received a total sale price of approximately $6.2 million after working capital and other adjustments ($0.5 million of which has been deposited into escrow). In addition, the Purchaser paid the Company an earnout of approximately $1.0 million based on revenue for the period beginning September 1, 2021 and ending August 31, 2022. In the third quarter of 2023, the $0.5 million funds in escrow were released to the Company.

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

A reconciliation of the accounting for the Company’s Pharma Solutions business in 2023 and 2022 is as follows:

	Gain (loss) on Sale
	2023	2022
Purchase price	$-	$7,000
Earnout received	-	1,043
Working capital adjustment, net	(117)	(766)
Less: transaction costs	-	(307)
Total net consideration	$(117)	$6,970
Assets and liabilities disposed of, net (1)	-	(6,970)
Gain (loss) on sale	$(117)	$-

(1)	includes goodwill and intangible assets written down prior to the Transaction. The goodwill write-down was approximately $8.4 million and the write-down of intangible assets was approximately $3.8 million.

The components of assets and liabilities classified as discontinued operations consist of the following as of December 31, 2023 and December 31, 2022:

	December 31,	December 31,
	2023	2022
Accrued salary and bonus	$-	$92
Other (1)	660	766
Current liabilities of discontinued operations	660	858

(1)	Includes $660 and $766 of liabilities related to the former Commercial Services business unit for the periods ending December 31, 2023 and December 31, 2022, respectively.

The table below presents the significant components of its former Pharma Solutions and Commercial Services business units’ results included within loss from discontinued operations, net of tax in the consolidated statements of operations for the years ended December 31, 2023 and 2022.

	For The Years Ended
	December 31,
	2023	2022

Revenue, net	$-	$5,678

Loss from discontinued operations	(43)	(15,968)
Income tax expense	267	125
Loss from discontinued operations, net of tax	$(310)	$(16,093)

The income tax expense for the years ended December 31, 2023 and December 31, 2022 primarily pertained to the interest accrued on uncertain tax position liabilities.

Cash used from discontinued operations, operating activities, for the year ended December 31, 2023 was approximately $0.1 million. There was cash provided by discontinued operations, investing activities, for the year ended December 31, 2023 of $0.4 million which pertained to the net proceeds released from escrow for the Pharma Solutions sale net of final working capital adjustments. Cash used from discontinued operations, operating activities, for the year ended December 31, 2022 was approximately $2.8 million. There was cash provided by discontinued operations, investing activities, for the year ended December 31, 2022 of $6.5 million which pertained to the net proceeds received from the Pharma Solutions sale. Depreciation and amortization expense within discontinued operations for the year ended December 31, 2022 was $1.1 million. There was no depreciation and amortization expense within discontinued operations for the year ended December 31, 2023.

5. Fair Value Measurements

Cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their relative short-term nature. The Company’s financial liabilities reflected at fair value in the consolidated financial statements include contingent consideration and notes payable. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based upon observable inputs used in the valuation techniques, the Company is required to provide information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values into three broad levels as follows:

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

			Fair Value Measurements
	As of December 31, 2023		As of December 31, 2023
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration:
Asuragen (1)	$453	$453	$-	$-	$453
Note payable:
BroadOak loan	10,000	9,343	-	-	9,343
	$10,453	$9,796	$-	$-	$9,796

			Fair Value Measurements
	As of December 31, 2022		As of December 31, 2022
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration:
Asuragen (1)	$1,088	$1,088	$-	$-	$1,088
Note payable:
BroadOak loan	10,000	11,165	-	-	11,165
	$11,088	$12,253	$-	$-	$12,253

(1)(2)	See Note 10, Accrued Expenses and Other Long-Term Liabilities

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

					Adjustment
	December 31, 2022	Payments	Transferred to Accrued Expenses	Accretion/ Interest Accrued	to Fair Value/ Mark to Market	December 31, 2023

Asuragen	$1,088	$-	$(754)	$112	$7	$453

BroadOak loan	11,165	(2,500)	-	-	678	9,343

	$12,253	$(2,500)	$(754)	$112	$685	$9,796

Certain of the Company’s non-financial assets, such as other intangible assets are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

6. Property and Equipment

Property and equipment consisted of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Furniture and fixtures	$69	$69
Lab and office equipment	2,510	2,243
Computer equipment	233	233
Internal-use software	253	139
Leasehold improvements	269	175
Property and equipment	3,334	2,859
Less accumulated depreciation and amortization	(2,544)	(2,379)
Net property and equipment	$790	$480

Depreciation and amortization expense from continuing operations was approximately $0.2 million for the years ended December 31, 2023 and 2022, respectively. There was zero internal-use software amortization expense included in depreciation and amortization expense in 2023 and 2022, and $0.1 million of internal use unamortized software costs at December 31, 2023 and zero at December 31, 2022. The costs were unamortized as they were not in use at December 31, 2023.

7. Intangible Assets

The net carrying value of the identifiable intangible assets from all acquisitions within continuing operations as of December 31, 2023 and December 31, 2022 are as follows:

		As of December 31, 2023	As of December 31, 2022
	Life	Carrying	Carrying
	(Years)	Amount	Amount

Asuragen acquisition:
Thyroid	9	$8,519	$8,519
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	6,682	6,682

CLIA Lab	2.3	609	609

Total		$31,951	$31,951

Accumulated Amortization		(31,951)	(31,090)

Net Carrying Value		$-	$861

Amortization expense from continuing operations was approximately $0.9 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively. The Company’s identifiable intangible assets were fully amortized as of December 31, 2023.

8. Leases

The Company leases facilities and certain equipment under agreements classified as operating leases, which expire at various dates through June 2028. Substantially all of the property leases provide for increases based upon use of utilities and landlord’s operating expenses as well as pre-defined rent escalations. Total operating lease expense from continuing operations under these agreements for the years ended December 31, 2023 and 2022 was approximately $0.8 million and $0.9 million, respectively. Total cash paid under these agreements for the years ended December 31, 2023 and 2022 was approximately $0.8 million and $0.9 million, respectively.

The table below presents the lease-related assets and liabilities recorded in the Consolidated Balance Sheet:

	Classification on the Balance Sheet	December 31, 2023	December 31, 2022

Assets
Operating lease assets	Operating lease right of use assets	1,864	2,439
Total lease assets		$1,864	$2,439

Liabilities
Current
Operating lease liabilities	Other accrued expenses	377	578
Total current lease liabilities		$377	$578
Noncurrent
Operating lease liabilities	Operating lease liabilities, net of current portion	1,472	1,848
Total long-term lease liabilities		1,472	1,848
Total lease liabilities		$1,849	$2,426

The weighted average remaining lease term for the Company’s operating leases was 4.3 years as of December 31, 2023 and 5.0 years as of December 31, 2022 and the weighted average discount rate for those leases was 11.8% and 11.7% as of December 31, 2023 and December 31, 2022, respectively. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.”

The table below reconciles the undiscounted cash flows to the lease liabilities recorded on the Company’s Consolidated Balance Sheet as of December 31, 2023:

Operating Leases
2024	$575
2025	450
2026	550
2027-2028	825
Total minimum lease payments	2,400
Less: amount of lease payments representing effects of discounting	551
Present value of future minimum lease payments	1,849
Less: current obligations under leases	377
Long-term lease obligations	$1,472

9. Retirement Plans

The Company offers an employee 401(k) saving plan. Under the Interpace Biosciences, Inc. 401(k) Plan, employees may contribute up to 50% of their pre- or post-tax base compensation. The Company currently offers a safe harbor matching contribution equal to 100% of the first 3% of the participant’s contributed base salary plus 50% of the participant’s base salary contributed exceeding 3% but not more than 5%. Participants are not allowed to invest any of their 401(k) funds in the Company’s common stock. The Company’s total contribution expense from continuing operations related to the 401(k) plan for the years ended December 31, 2023 and December 31, 2022 was approximately $0.3 million in both periods.

10. Accrued Expenses and Other Long-Term Liabilities

Other accrued expenses consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Accrued royalties	$6,268	$4,909
Contingent consideration	453	569
Operating lease liability	377	578
Accrued sales and marketing - diagnostics	43	40
Accrued lab costs - diagnostics	68	167
Accrued professional fees	241	641
Taxes payable	261	262
Unclaimed property	35	565
All others	455	688
Total other accrued expenses	$8,201	$8,419

Other long-term liabilities consisted of uncertain tax positions as of December 31, 2023 and 2022.

11. Commitments and Contingencies

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

On November 15, 2023, Edward Chan, a director designated by 1315 Capital to the Board, provided notice to the Company of his resignation from the Board, effective immediately. Further, on December 7, 2023, Robert Gorman, a director designated by Ampersand to the Board, provided notice to the Company of his resignation as a director and as Chairman of the Board, effective immediately.

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

As of December 31, 2023 and December 31, 2022, there were 47,000 Series B issued and outstanding shares of preferred stock, respectively.

13. Notes Payable

BroadOak Loan

On October 29, 2021, the Company and its subsidiaries entered into the BroadOak Loan Agreement, providing for a term loan in the aggregate principal amount of $8,000,000 (the “Term Loan”). Funding of the Term Loan took place on November 1, 2021. The Term Loan was scheduled to mature upon the earlier of (i) October 31, 2024 or (ii) the occurrence of a change in control, and bears interest at the rate of 9% per annum. The Term Loan is secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets and was subordinate to the Company’s $7,500,000 revolving credit facility with Comerica Bank. See Note 18, Revolving Line of Credit. The Term Loan had an origination fee of 3% of the Term Loan amount, and a terminal payment equal to (i) 15% of the original principal amount of the Term Loan if the change of control occurs on or prior to the first anniversary of the funding of the Term Loan, (ii) 20% of the original principal amount of the Term Loan if the change of control occurs after the first anniversary but on or prior to the second anniversary of the funding of the Term Loan and (iii) 30% of the original principal amount of the Term Loan if the change of control occurs after the second anniversary of the funding of the Term Loan, or if the Term Loan is repaid on its maturity date.

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

On October 24, 2023, the Company entered into a Second Amendment to Loan and Security Agreement (“Amendment”) with BroadOak. The primary changes to the original BroadOak Loan Agreement were as follows:

●	The Company made a one-time payment in an aggregate amount equal to $2,500,000, on October 30, 2023 and applied the payment in full satisfaction of the $3,000,000 Terminal Payment (as defined in the BroadOak Loan Agreement). See above regarding the Terminal Payment.
●	Effective November 1, 2023, the interest rate under the BroadOak Loan Agreement was reduced from 9% to 8% through the maturity date of October 31, 2024 or earlier, upon the occurrence of a change in control (“Loan Maturity Date”).

●	The Company has the option to request an extension of the Loan Maturity Date in writing no less than sixty days prior to the Loan Maturity Date. If BroadOak agrees to the extension, the Loan Maturity Date would automatically be extended.

The Second Amendment was treated as a debt modification which is accounted for prospectively. Since the BroadOak Loan is carried at fair value under the fair value option, the Second Amendment did not result in any extinguishment gain or loss upon amendment, and the impact of the revised terms was incorporated into the Company’s fourth quarter 2023 fair value calculation.

In March 2024, the Company entered into a Third Amendment of the BroadOak Loan Agreement. See Note 20, Subsequent Events, for more details.

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

The Company began an employee stock purchase plan in 2020 and recognized approximately $46,000 in expense related to that plan for the year ended December 31, 2022. The Company suspended its plan in July 2022 as there were no shares available in the original authorized shares pool. In November 2022, the shareholders approved an increase to the pool of an additional one million shares.

As of December 31, 2023, we have reserved 692,688 shares of our common stock for issuance under our 2019 Equity Incentive Plan, 1,000,007 shares of our common stock for issuance under our Employee Stock Purchase Plan and 1,677,248 additional shares available for future grants of awards under our 2019 Equity Incentive Plan.

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

There were no stock options granted in 2023. The following table provides the weighted average assumptions used in determining the fair value of the stock options granted during the year ended December 31, 2022:

December 31, 2022

Risk-free interest rate	1.75%
Expected life	6.0 years
Expected volatility	129.88%
Dividend yield	-

The weighted-average fair value of stock options granted during the year ended December 31, 2022 was estimated to be $4.50. There were no options exercised in 2023 or 2022.

Stock-based compensation from continuing operations for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
RSUs and restricted stock	$313	$498
Performance-based awards	58	71
Options	259	622
Total stock-based compensation expense	$630	$1,191

A summary of stock option activity for the year ended December 31, 2023, and changes during such year, is presented below:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Grant	Contractual	Intrinsic
	Shares	Price	Period (in years)	Value
Outstanding at January 1, 2023	527,844	$6.46	7.57	$-
Granted	-	-	-	-
Forfeited or expired	(72,000)	6.07	-	-
Outstanding at December 31, 2023	455,844	6.52	6.47	-

Exercisable at December 31, 2023	336,826	6.95	6.29	-

Vested and expected to vest	376,509	6.79	6.45	-

A summary of the change in of the Company’s non-vested options for the year ended December 31, 2023 is presented below:

	Shares	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2023	257,764	$4.63
Granted	-	-
Vested	(129,574)	4.70
Forfeited	(9,172)	4.56
Nonvested at December 31, 2023	119,018	$4.55

The aggregate fair value of options vested during the years ended December 31, 2023 and 2022 was $0.6 million and $0.7 million, respectively. The weighted-average grant date fair value of options vested during the year ended December 31, 2022 was $5.02.

A summary of the Company’s non-vested shares of restricted stock and restricted stock units for the year ended December 31, 2023, and changes during such year, is presented below:

		Weighted-	Average
		Average	Remaining	Aggregate
		Grant Date	Vesting	Intrinsic
	Shares	Fair Value	Period (in years)	Value
Nonvested at January 1, 2023	249,005	$3.47	0.98	$258,965
Granted	87,500	1.32	-	-
Vested	(79,659)	4.30	-	-
Forfeited	(20,002)	6.52	-	-
Nonvested at December 31, 2023	236,844	$2.14	0.84	$255,792

The aggregate fair value of restricted stock units vested during each of the years ended December 31, 2023 and 2022 was $0.3 million and $0.6 million, respectively.

As of December 31, 2023, there was approximately $0.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock units which will be expensed over the next three years.

15. Revenue Sources

The Company’s clinical services customers consist primarily of physicians, hospitals and clinics. Its revenue channels include Medicare, Medicare Advantage, Medicaid, Client Billings (hospitals, etc.), and commercial payers. The following sets forth the net revenue generated by revenue channel accounting for more than 10% of the Company’s revenue from continuing operations during the years ended December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and December 31, 2022, revenue from Medicare was approximately 37% and 45% of total revenue, respectively.

	Years Ended December 31,
Customer	2023	2022
Medicare	$14,830	$14,413
Commercial Payors	$11,797	$7,154
Client Billings	$7,711	$5,679
Medicare Advantage	$5,512	$4,384

16. Income Taxes

The provision for income taxes on continuing operations for the years ended December 31, 2023 and 2022 is comprised of the following:

	2023	2022
Current:
Federal	$-	$-
State	17	29
Total current	17	29

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Provision for income taxes	$17	$29

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets. The Company’s recent operating results and projections of future income weighed heavily in the Company’s overall assessment. As a result of this analysis, the Company continues to maintain a full valuation allowance against its federal and state net deferred tax assets at December 31, 2023 as the Company believes that it is more likely than not that these assets will not be realized.

The tax effects of significant items comprising the Company’s deferred tax assets and (liabilities) as of December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
Federal net operating loss carryforwards	$26,429	$26,713
State net operating loss carryforwards	3,780	3,639
Compensation	2,021	2,059
Allowances and reserves	421	395
Intangible assets	3,201	3,584
State taxes	1,049	987
Credit carryforward	1	1
163(j) interest	1,411	1,279
Deferred revenue	94	94
Capitalized 174	268	158
Valuation allowance	(38,654)	(38,256)
	21	653
Deferred tax liability:

Property and equipment	(17)	(650)
Leases	(4)	(3)
Deferred tax liability-net valuation allowance	$-	$-

The Company’s deferred tax asset and deferred tax liabilities are included within Other long-term liabilities, within the consolidated balance sheet as of December 31, 2023 and 2022. Federal tax attribute carryforwards at December 31, 2023, consist primarily of approximately $125.8 million of federal net operating losses. In addition, the Company has approximately $60.8 million of state net operating losses carryforwards post 382 ownership change. The utilization of the federal carryforwards as an available offset to future taxable income is subject to limitations under federal income tax laws. Under current federal income tax law, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of Federal Taxable Income, and current state net operating losses not utilized begin to expire this year.

The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL, and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, as well as similar state tax provisions. The amount of the annual limitation, if any, will be determined based on the value of our company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. Additionally, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, therefore, we may not be able to take full advantage of these carry forwards for federal income tax purposes. During 2021, the Company completed a 382 assessment of the available NOLs under Section 382 and determined that the Company underwent an ownership change on March 30, 2017 and July 15, 2019 and as a result, NOLs attributable to the pre-ownership change are subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to the multiple ownership changes. The Company has adjusted their NOL carryforwards to address the impact of the 382 ownership change. Federal Net Operating Losses of $71.2 million are subject to annual limitation for ownership changes and the Company is utilizing $1.0 million during the current year. The remaining $55.6 million of NOLs incurred post July 15, 2019 are not subject to any annual limitation and can be carried forward indefinitely.

A reconciliation of the difference between the federal statutory tax rates and the Company’s effective tax rate from continuing operations is as follows:

	2023	2022
Federal statutory rate	21.0%	21.0%
State income tax rate, net of Federal tax benefit	1.4%	3.6%
Meals and entertainment	2.1%	(0.4%)
Valuation allowance	(23.0%)	(24.7%)
Effective tax rate	1.5%	(0.5%)

The following table summarizes the change in uncertain tax benefit reserves for the two years ended December 31, 2023:

Unrecognized
Tax Benefits

Balance of unrecognized benefits as of January 1, 2022	$877
Additions for tax positions of prior years	-
Balance as of January 1, 2023	$877
Additions for tax positions of prior years	-
Balance as of December 31, 2023	$877

As of both December 31, 2023 and 2022, the total amount of gross unrecognized tax benefits was $0.9 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of both December 31, 2023 and 2022 was $0.9 million.

The Company recognized interest and penalties of $0.2 million related to uncertain tax positions in income tax expense during each of the years ended December 31, 2023 and 2022. At December 31, 2023 and 2022, accrued interest and penalties, net were $4.0 million and $3.8 million, respectively, and are included in the Other long-term liabilities in the consolidated balance sheets.

The Company and its subsidiaries file a U.S. Federal consolidated income tax return and consolidated and separate income tax returns in numerous states and local tax jurisdictions. The following tax years remain subject to examination as of December 31, 2023:

Jurisdiction	Tax Years
Federal	2019 – 2023
State and Local	2018 – 2023

To the extent there was a failure to file a tax return in a previous year; the statute of limitation will not begin until the return is filed. There were no examinations in process by the Internal Revenue Service as of December 31, 2023.

17. Basic and Diluted Net Income (Loss) per Share

A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2023 and 2022 are as follows (rounded to thousands):

	Years Ended December 31,
	2023	2022
Basic weighted average number of common shares	4,317	4,238
Potential dilutive effect of stock-based awards	47	-
Diluted weighted average number of common shares	4,364	4,238

The Company’s Series B Preferred Stock, on an as converted basis of 7,833,334 shares and the following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Years Ended December 31,
	2023	2022
Options	456	528
Restricted stock units (RSUs)	237	249
	693	777

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

The Comerica Loan Agreement contains affirmative and negative restrictive covenants that are applicable whether or not any amounts are outstanding under the Comerica Loan Agreement. These restrictive covenants, which include restrictions on certain mergers, acquisitions, investments, encumbrances, etc., could adversely affect our ability to conduct our business. The Comerica Loan Agreement also contained financial covenants requiring specified minimum liquidity and minimum revenue thresholds, which the Company was in compliance with as of December 31, 2023, and also contained customary events of default.

As of December 31, 2023, the balance of the revolving line was zero.

On October 6, 2023, effective September 30, 2023, the Company entered into a Fifth Amendment to its Loan and Security Agreement (the “Fifth Amendment to the Comerica Loan Agreement”) with Comerica Bank providing for a revolving credit facility of up to $5,000,000. This agreement was originally scheduled to expire on September 30, 2024 but has since been terminated. The Company could have used the proceeds of the Credit Facility for working capital and other general corporate purposes. The amount that could have been borrowed under the Credit Facility was the lower of (i) the revolving limit of $5,000,000 and (ii) 80% of the Company’s eligible accounts receivable plus up to but not exceeding $1.5 million in the Company’s Medicare accounts (excluding Medicare Advantage thyroid accounts). Borrowings on the Revolving Line were subject to an interest rate equal to the Term Secured Overnight Financing Rate (“SOFR”) Screen Rate plus one-tenth of one percent.

The Fifth Amendment to the Comerica Loan Agreement contained affirmative and negative restrictive covenants that were applicable whether or not any amounts are outstanding under the Comerica Loan Agreement. These restrictive covenants, which included restrictions on certain mergers, acquisitions, investments, encumbrances, etc., could have adversely affected our ability to conduct our business. The Comerica Loan Agreement also contained financial covenants requiring specified minimum liquidity and minimum adjusted EBITDA thresholds. Pursuant to the Fifth Amendment to the Comerica Loan Agreement, Comerica consented to waive a covenant constituting an event of default under the Comerica Loan Agreement regarding a going concern qualification issued in connection with the Company’s 2022 fiscal year audit.

See Note 20, Subsequent Events, for updates on the current status of the Comerica line.

19. Supplemental Cash Flow Information

Supplemental Disclosure of Other Cash Flow Information

(in thousands)

	Years Ended
	December 31,
	2023	2022

Cash paid for taxes	$270	$251
Cash paid for interest	$1,092	$971

Supplemental Disclosures of Non Cash Activities

(in thousands)

	Years Ended
	December 31,
	2023	2022

Purchase of property and equipment included in accounts payable	$5	$-
Conversion of convertible debt into notes payable	-	2,000

20. Subsequent Events

Line of Credit

In February 2024, the Company ended the Comerica Loan Agreement. The Company did not owe anything outstanding on the Line at the time of termination and does not owe anything further to Comerica Bank.

BroadOak Amendment

On March 29, 2024, the Company entered into a Third Amendment to Loan and Security Agreement with BroadOak. The primary changes to the Second Amendment to Loan and Security Agreement were as follows:

●	The maturity date was extended to June 30, 2025.
●	Beginning April 1, 2024, the Company will make $500,000 monthly payments with the remaining loan balance due on the new maturity date.

INTERPACE BIOSCIENCES, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

($ in thousands)

		Additions
	Balance at	(Reductions)	(1)	Balance at
	Beginning	Charged to	Deductions	end
Description	of Period	Operations	Other	of Period
2022
Allowance for doubtful accounts	$72	-	(72)	$-
Allowance for doubtful notes	$869	-	-	$869
Tax valuation allowance	$33,170	-	5,086	$38,256

2023
Allowance for doubtful notes	$869	-	-	$869
Tax valuation allowance	$38,256	-	398	$38,654

(1)	Includes payments and actual write offs, as well as changes in estimates in the reserves.

