Form 10-K/A
period 2023-12-31
INTERPACE BIOSCIENCES, INC.
filed 2024-04-26
CIK 1054102

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

As of April 15, 2024, 4,376,398 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm ID	Auditor Name	Auditor Location
274	EisnerAmper, LLP	Philadelphia, Pennsylvania

EXPLANATORY NOTE

Interpace Biosciences, Inc. (“Interpace,” the “Company,” “we”, “us” or “our”) is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “Original Filing”).

We are filing this Amendment solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2024 Annual Meeting of Stockholders because the Company’s definitive proxy statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2023. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III and amends and restates in its entirety Part IV of the Original Filing to include the prior exhibits and additional certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Board of Directors

The Board of Directors (the “Board”) currently consists of five members, divided into three classes with two directors in Class I, one director in Class II and two directors in Class III. Directors serve for three-year terms with one class of directors being elected by the Company’s stockholders at each annual meeting. The terms of our Class I directors, Messrs. Aggarwal and Sullivan, will expire at the 2025 annual meeting, and the term of our Class III directors, Messrs. Burnell and Keegan, will expire at the 2026 Annual Meeting. The terms of our Class II director, Mr. Rocca, will expire at the 2024 annual meeting.

NAME	CLASS	AGE	PRINCIPAL OCCUPATION OR EMPLOYMENT
Vijay Aggarwal	I	75	CEO of Phase Forward Technologies
Thomas W. Burnell	III	62	President, Chief Executive Officer and Chairman of the Board of Interpace Biosciences, Inc.
Joseph Keegan, Ph.D.	III	70	Independent Investor
Fortunato Ron Rocca	II	62	President and Chief Executive Officer of Mindera Health
Stephen J. Sullivan	I	77	Founder, CRO Advisors LLC

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

Thomas W. Burnell, Class III Director. Effective December 1, 2020, Mr. Burnell was named President, Chief Executive Officer and a director of the Company. On February 1, 2024, he was named Chairman of the Board. Mr. Burnell has served as Chairman of the Board of Cardiovascular Clinic of Nebraska since October 2018 and has served as a member of the board of directors of miraDry, Inc. since January 2024. From October 15, 2019 until November 30, 2020, he served as President and Chief Executive Officer of Cardiovascular Clinic of Nebraska LLC, a medical treatment facility focused on diagnosis and treatment of cardiac and vascular disorders, and from October 2, 2017 until November 29, 2017 he served as Chief Executive Officer and a director of True Nature Holding, Inc., a public company now known as Mitesco, Inc. that focuses on development and acquisition of innovative technologies. From July 16, 2016 until March 31, 2017, Mr. Burnell was the President of Boston Heart Diagnostics Corporation, a diagnostics subsidiary of Eurofins Scientific, Inc. (“Eurofins”). From January 2014 to December 2016, Mr. Burnell was an Operating Partner of Ampersand, a private equity firm and the manager of a private equity fund that is a major stockholder of the Company, where he represented Ampersand’s investment in a dietary supplement manufacturer, Elite One Source Nutrisciences, Inc., as its President and Chief Executive Officer. From October 2014 until May 2016, Mr. Burnell served as Executive Chairman of Accuratus Lab Services, Inc., a provider of laboratory testing services, and from September 2012 until July 2014 he was President and Chief Executive Officer of Viracor-IBT Laboratories, Inc., a specialty testing laboratory with an emphasis on the transplant market, during which time it was majority-owned by Ampersand prior to its sale to Eurofins. Mr. Burnell performed the above-described services, except for his services to us, as the Co-Owner, General Partner, and Chief Executive Officer of Milestone Business Management, a consulting firm focused on strategic, financial, and organizational performance of food, pharmaceutical, and life science companies.

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

Fortunato Ron Rocca, Class II Director and 1315 Capital Designee. Ron Rocca was elected to the Board as a Class II director on January 22, 2020 following his designation by 1315 Capital II, L.P. (“1315 Capital”) as a holder of Series B Preferred Stock. Mr. Rocca was concurrently appointed to the Audit and Compensation Committees. Mr. Rocca has served as the President and Chief Executive Officer of Mindera Health since May 2023 and he currently serves on the board of Circular Genomics. From October 2011 through October 2022, Mr. Rocca served as President, Chief Executive Officer and Director of Exagen Inc. (NASDAQ: XGN), a company dedicated to transforming the care continuum for patients suffering from debilitating and chronic autoimmune diseases. From 2005 to October 2011, Mr. Rocca served as Vice President, Sales and Marketing, and as General Manager at Prometheus, a specialty pharmaceutical and diagnostic company which was acquired by Nestlé SA in 2011, where he was responsible for leading the commercial organization, strategic planning and implementation of projects designed to maximize brand sales. Prior to joining Prometheus, Mr. Rocca served as the General Manager of Alpharma Inc., a specialty pharmaceutical company. Earlier in his career, Mr. Rocca served in senior sales and marketing management positions for Elan Pharmaceuticals, Inc., a neuroscience-focused biotechnology company and Janssen Pharmaceuticals, Inc., a pharmaceutical subsidiary of Johnson & Johnson. Mr. Rocca received a B.S. in Marketing and Personnel Management from Towson State University. Mr. Rocca’s extensive knowledge of our business, as well as his over 25 years of experience in the diagnostic and pharmaceutical industries, contributed to our board of directors’ conclusion that he should serve as a director of our Company.

Mr. Rocca brings to the Board extensive experience as an officer at public companies developing healthcare tests.

Stephen J. Sullivan, Class I Director. Stephen J. Sullivan is currently a director and served as Chairman of the Board from June 21, 2016 until April 16, 2020. Mr. Sullivan served as Interim Chairman of the Board from January 1, 2016 to June 20, 2016. Mr. Sullivan joined the Company as a director in September 2004 and has served as Chairman of various committees of the Board. Mr. Sullivan currently serves as Chairman of the Compensation Committee and a member of the Audit and Nominating Committees. In early 2010, Mr. Sullivan founded CRO Advisors LLC, a specialty consulting firm he continues to head. Previously, Mr. Sullivan was the president and chief executive officer and a member of the board of directors of Harlan Laboratories, Inc. (“Harlan”) (acquired by Huntingdon Life Sciences Inc.), a privately held global provider of preclinical research tools and services, from February 2006 through January 2010, when he retired from that position. Prior to joining Harlan in 2006, Mr. Sullivan was a senior vice president of Covance, Inc. (“Covance”) and the president of Covance Central Laboratories, Inc., a major division of Covance. Prior to joining Covance, Mr. Sullivan was chairman and chief executive officer of Xenometrix, Inc. (“Xenometrix”), a biotechnology company with proprietary gene expression technology. He assisted with the merger of Xenometrix with Discovery Partners International. Prior to Xenometrix, Mr. Sullivan was vice president and general manager of a global diagnostic sector of Abbott Laboratories.

Mr. Sullivan has extensive experience as a director. In 2019, Mr. Sullivan became a director of The Emmes Company, LLC, a clinical research collaborator within the contract research organization industry. In July of 2022, The Emmes Company LLC was sold to New Mountain Capital, at which time Mr. Sullivan resigned from the board. Since April 2018, Mr. Sullivan has been a member of the board of Transnetyx, Inc., a privately held genotyping company. From May 2015 until May 2021, Mr. Sullivan has been chairman of the board of Analytical Lab Group (formerly known as Microbiology Research Associates), a privately held microbiology services company. In May of 2020, Analytical Lab group was sold to Element, a UK company, at which time Mr. Sullivan resigned as Chairman and left the board.

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

Executive Officers

The following table sets forth the names, ages and principal position of our executive officers as of the date of this Amendment:

Name	Age	Position
Thomas W. Burnell	62	President, Chief Executive Officer and Chairman of the Board of Directors
Christopher McCarthy	32	Chief Financial Officer

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

Christopher McCarthy. Christopher McCarthy has served as the Company’s Vice President of Finance and Enterprise Systems since August 2022, and was appointed Principal Financial Officer in April 2023 and Chief Financial Officer in July 2023. Prior to serving as the Company’s Vice President of Finance and Enterprise Systems, Mr. McCarthy served as the Company’s Senior Director of Operations Finance from August 2020 to August 2022 and the Company’s Senior Financial Analyst from June 2019 to August 2020. Prior to joining the Company, Mr. McCarthy served as a Senior Financial Systems Analyst at Simon & Schuster, Inc. from January 2016 to June 2019.

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

Compensation Committee

The Compensation Committee is currently comprised of Mr. Sullivan (Chairperson) and Mr. Rocca. Each member of our Compensation Committee is “independent” within the meaning of the OTCQX Rules and as required by the Compensation Committee charter. The primary purposes of our Compensation Committee are: (i) to establish and maintain our executive compensation policies consistent with corporate objectives and stockholder interests; and (ii) to oversee the competency and qualifications of our senior management personnel and the provisions of senior management succession planning; and (iii) to advise the Board with respect to director compensation issues. The Compensation Committee also administers our equity compensation plans. The Compensation Committee may form subcommittees for any purpose that they deem appropriate and may delegate to such subcommittees such power and authority as they deem appropriate, provided that the subcommittee consists of at least two members and provided further that the Compensation Committee must not delegate any power or authority required by any law, regulation or listing standards to be exercised by the Compensation Committee as a whole.

Our Compensation Committee charter is posted and can be viewed in the “Investors” section of our website at www.interpace.com.

Nominating Committee

The Nominating Committee is currently comprised of Dr. Keegan (Chairperson), Mr. Aggarwal and Mr. Sullivan. Each member of our Nominating Committee is “independent” within the meaning of the OTCQX Rules and as required by the Nominating Committee charter. The primary purposes of the Nominating Committee are: (i) to recommend to the Board the nomination of individuals who are qualified to serve as our directors and on committees of the Board; (ii) to advise the Board with respect to the composition, size, structure and procedures of the Board; (iii) to advise the Board with respect to the composition, size and membership of the Board’s committees; (iv) to advise the Board with respect to corporate governance principles applicable to the Company; (v) to develop and maintain the Company’s corporate governance guidelines; (vi) to oversee the evaluation of the Board as a whole and the evaluation of its individual members standing for re-election; and (vii) to advise the Board with respect to any other matters required by federal securities laws. The Nominating Committee also has responsibility for reviewing and approving all transactions that are “related party” transactions under SEC rules, unless the Board empowers a special committee.

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

The Nominating Committee will consider nominees recommended by stockholders, based on the same criteria described above, provided such nominations comply with the applicable provisions of our Certificate of Incorporation, Bylaws and the procedures to be followed in submitting proposals.

In addition, for so long as each of Ampersand and 1315 Capital holds at least sixty percent (60%) of the Series B Preferred Stock issued to it on January 15, 2020, such Series B Investor will be entitled to elect two directors to the Board, provided that one of the directors qualifies as an “independent director” under Rule 5605(a)(2) of the listing rules of the Nasdaq Stock Market (or any successor rule or similar rule promulgated by another exchange on which the Company’s securities are then listed or designated).

Our Nominating Committee charter is posted and can be viewed in the “Investors” section of our website at www.interpace.com.

Regulatory Compliance Committee

The Regulatory Compliance Committee is currently comprised of Mr. Aggarwal, who also serves as the Committee’s Chairperson. Mr. Aggarwal is “independent” within the meaning of the OTCQX Rules and as required by the Regulatory Compliance Committee charter. The primary purposes of our Regulatory Compliance Committee are to assist the Board in carrying out its oversight responsibility with respect to the regulatory framework of laws and regulations with respect to our operations, compliance with high quality, ethical and legal standards, and to be compliant with applicable operational, health, safety, quality, and regulatory requirements and best practices. Specifically, the Regulatory Compliance Committee assists the Board with respect to compliance with the operation of clinical laboratories and the provision of laboratory services and related customer billing and Medicare reimbursement. The Regulatory Compliance Committee was formerly part of the Company’s Audit Committee and was formed in January 2020.

The Regulatory Compliance Committee also reviews and discusses with relevant management the implementation and effectiveness of regulatory risk management programs in the areas of supply chain, environmental regulations, employee health and safety, privacy, cybersecurity, regulatory and political expenditures and lobbying activities.

Our Regulatory Compliance Committee charter is posted and can be viewed in the “Investor Relations” section of our website at www.interpace.com.

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

To the best of our knowledge, based solely on our review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent (10%) stockholders were complied with during the fiscal year ended December 31, 2023.

ITEM 11.	EXECUTIVE COMPENSATION

This section provides an overview of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

For the year ended December 31, 2023, our named executive officers (“NEOs”) were the following individuals:

● Thomas W. Burnell, Chief Executive Officer

● Christopher McCarthy, Chief Financial Officer

● Thomas Freeburg, Former Chief Financial Officer

Summary Compensation Table

The following table sets forth certain information concerning compensation earned by our NEOs for fiscal years 2023 and 2022.

SUMMARY COMPENSATION TABLE FOR 2023 AND 2022
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compen-sation ($) (3)	Total ($)

Thomas W. Burnell	2023	435,625	226,525	-	16,257	678,407
CEO	2022	433,854	185,000	-	15,315	634,169

Christopher McCarthy
CFO	2023	207,083	91,520	25,000	8,435	332,038

Thomas Freeburg (4)	2023	-	-	-	60,938	60,938
CFO	2022	190,417	-	-	159,008	349,425

(1)	The amount set forth in this column represents the annual cash incentive bonus earned by the NEO for the applicable fiscal year performance. These annual cash incentive bonuses were paid in February 2024.

(2)	The dollar amounts set forth in this column for Mr. McCarthy represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For purposes of computing such amounts, we disregarded estimates of forfeitures related to service-based vesting conditions. For additional information regarding our valuation assumptions, please refer to Note 15 – “Stock-Based Compensation” to our consolidated financial statements included in our Original Filing.

(3)	For the NEOs, this column includes the following amounts:

	401(k) Company Match ($)	Term Life/Disability Insurance Payment ($)	Other ($) (1)	Total ($)
Thomas Burnell	13,200	3,057		16,257
Christopher McCarthy	8,283	152		8,435
Thomas Freeburg	-	-	60,938	60,938

(1)	The amounts set forth in this column for Mr. Freeburg represent the consulting fees he earned for providing services to us.

(4)	Mr. Freeburg no longer served as Chief Financial Officer effective September 30, 2022.

Narrative Disclosure to Summary Compensation Table

The following narrative discusses the base salaries, annual cash incentives, long-term equity incentives, and perquisites of the Company with respect to Messrs. Burnell, McCarthy and Freeburg.

Base Salaries

Initially, each NEO’s base salary is generally set according to the NEO’s agreement with the Company and thereafter may be adjusted based on the NEO’s performance. Each year, the Compensation Committee reviews each NEO’s base salary level and determines whether any changes to such level is necessary and adjustments may be based on factors such as new roles and/or responsibilities assumed by the NEO and the NEO’s impact on our strategic goals and financial performance.

Tom Burnell. For fiscal year 2023, Mr. Burnell’s annual base salary remained at the rate of $435,625, unchanged from the rate in effect for fiscal year 2022.

Christopher McCarthy. For fiscal year 2023, Mr. McCarthy’s annual base salary initially was at the rate of $185,000, until being increased on February 1, 2023 to the rate of $200,000, and then again on July 24, 2023 to the rate of $220,000, in connection with his appointment as Chief Financial Officer on July 24, 2023.

Thomas Freeburg. For fiscal year 2022, Mr. Freeburg’s base salary was $255,000.

Annual Cash Incentives

The annual cash incentive program provides our NEOs with an opportunity to receive a cash award at the discretion of the Compensation Committee (and the full Board, in the case of the Chief Executive Officer). Annual cash incentive targets and performance metrics are usually determined by the Compensation Committee during the first quarter of each fiscal year, based on competitive market data generally available to the Compensation Committee as well as consideration based upon the financial condition of the Company, including revenue and adjusted EBITDA.

Equity Incentives

Our executives are also eligible to participate in an equity incentive program, which is currently administered under the 2019 Equity Incentive Plan. The equity incentive component of our compensation program is used to promote alignment with stockholders. The Compensation Committee believes that stock-based compensation enhances our ability to attract and retain high quality talent, provides motivation to improve our financial performance, and increase stockholder value.

Upon appointment as Chief Financial Officer, Mr. McCarthy was granted 25,000 restricted stock units (“RSUs”), of which 12,500 vested immediately on the date of grant and12,500 vested on the six-month anniversary of the date of grant.

Perquisites

As a matter of practice, we provide only limited perquisites to NEOs, and the value of such perquisites provided during fiscal year 2023 are set forth in footnote 2 to the Summary Compensation Table. Otherwise, NEOs are eligible for the standard benefits and programs generally available to all of our employees.

Qualified Plan

The Company maintains a tax-qualified savings plan under Section 401(k) of the Code. Employees who participate in the plan may make elective deferrals to the plan, subject to the limitations imposed by the Code. In addition, the Company currently offers a safe harbor matching contribution equal to 100% of the first 3% of an employee’s contributed base salary plus 50% of the employee’s base salary contributed in excess of the first 3% but not more than 5% of an employee’s contributed base salary.

Employment Agreements and Severance Arrangements

Tom Burnell

On December 1, 2020, the Company appointed Mr. Burnell as Chief Executive Officer and President and entered into an employment agreement with Mr. Burnell (the “Burnell Employment Agreement”). Under the Burnell Employment Agreement, Mr. Burnell is to receive an annual base salary of at least $425,000, a target annual bonus opportunity of up to 50% of such base salary, and certain other benefits such as housing (although no such housing benefit has been provided to Mr. Burnell to date) and participation in the benefit plans and programs maintained by the Company.

In the event that Mr. Burnell’s employment is terminated by the Company without Cause or by Mr. Burnell for Good Reason (in each case, as defined in the Burnell Employment Agreement), then subject to, among other things, Mr. Burnell’s execution and non-revocation of a release agreement in favor of the Company, Mr. Burnell would be entitled to: (i) salary continuation payments for a period of (a) six (6) months, if such termination of employment occurs on or after the first anniversary of employment but prior to the second anniversary of employment, or (b) twelve (12) months, if such termination of employment occurs on or after the second anniversary of employment; provided, however, that there will be no salary continuation payments in the event such termination of employment occurs prior to the first anniversary of employment; (ii) all outstanding equity awards that were scheduled to vest during the twenty-four (24) month period following the termination date, but for the termination, would become fully vested and exercisable (including any such awards that vest in whole or in part based on the attainment of performance-vesting conditions that would be deemed achieved at the target level of the applicable award agreement); and, (iii) continuation of health and welfare benefits for the applicable salary continuation period.

Christopher McCarthy

On July 24, 2023, the Company appointed Mr. McCarthy as Chief Financial Officer and entered into an employment agreement with Mr. McCarthy (the “McCarthy Employment Agreement”). Under the McCarthy Employment Agreement, Mr. McCarthy is to receive an annual base salary of at least $220,000, a target annual bonus opportunity of up to 40% of such base salary, and participation in the benefit plans and programs maintained by the Company.

In the event that Mr. McCarthy’s employment is terminated by the Company without Cause or by Mr. McCarthy for Good Reason (in each case, as defined in the McCarthy Employment Agreement), then subject to, among other things, Mr. McCarthy’s execution and non-revocation of a release agreement in favor of the Company, Mr. McCarthy would be entitled to salary continuation payments for a period of six (6) months and the continuation of health and welfare benefits for the duration of the six (6) month period.

Thomas Freeburg

On September 30, 2022, Mr. Freeburg resigned from his position as Chief Financial Officer and as an employee of the Company. In connection with his resignation the Company entered into a severance and consulting agreement, (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Company agreed to provide Mr. Freeburg with the following payments and benefits: (i) a cash amount equal to $127,500 payable in semi-monthly installments over a six-month period, (ii) payment for the cost of COBRA premiums for six months, and (iii) the accelerated vesting of all outstanding equity grants on September 30, 2022. Mr. Freeburg consulted and remained the Company’s principal financial officer through March 31, 2023. Mr. Freeburg earned approximately $61,000 for consulting in 2023.

Confidential Information, Non-Disclosure, Non-Solicitation, Non-Compete and Rights to Intellectual Property Agreement (“Restrictive Covenants Agreement”)

Each of Messrs. McCarthy, Burnell and Freeburg also entered into a Restrictive Covenants Agreement with the Company that includes customary provisions regarding confidentiality and non-disclosure, customary non-competition and non-solicitation provisions that extend for up to one (1) year following termination of employment, and a customary invention assignment regarding ownership of intellectual property. The payment of any severance benefits under each executive’s employment agreement and/or severance agreement is conditioned on continued compliance with his Restrictive Covenants Agreement.

Treatment of Outstanding Equity on a Change in Control

The 2019 Equity Incentive Plan provides that in the event of a change in control, the Compensation Committee may take certain actions in its sole and absolute discretion with respect to awards granted, but there is no automatic vesting provision.

Outstanding Equity Awards as of December 31, 2023

The following table provides information concerning the number and value of unexercised stock options and RSUs for the named executive officers outstanding as of the year ended December 31, 2023:

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2023
	Option Awards					Equity Incentive Plan Awards		Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Performance RSUs that have not Vested (#)		Number of Shares/RSUs that have not Vested (#)		Market Value of Shares/RSUs that have not Vested ($)(1)
Thomas W. Burnell	-	-		-		125,000	(2)	-		135,000
Christopher McCarthy	1,666	834	(3)	6.00	3/10/2031	-		-		-
	-	-		-		-		12,500	(4)	13,500
	-	-		-		-		1,668	(5)	1,801

(1)	The market value is based on the closing price of $1.08 per share on December 29, 2023, the last day of trading in 2023.
(2)	Consists of 125,000 performance based RSUs which will be eligible to vest on the day immediately following a 30-calendar day period in which, for each trading day of such period, a share of Common Stock has a closing per share price of at least $11.34.
(3)	Consists of stock options that vested on March 10, 2024, subject to Mr. McCarthy’s continued employment.
(4)	Consists of 12,500 RSUs that vested on January 31, 2024, subject to Mr. McCarthy’s continued employment through the vesting date.
(5)	Consists of 1,668 RSUs that will vest on December 1, 2024, subject to Mr. McCarthy’s continued employment through the vesting date.

Director Compensation for 2023

The following table presents information relating to total compensation for our non-employee directors for fiscal year 2023. Mr. Burnell, our Chief Executive Officer, does not receive compensation for his services on the Board. Information regarding the compensation of Mr. Burnell can be found above, under the heading “Narrative Disclosure to Summary Compensation Table”.

DIRECTOR COMPENSATION IN 2023
Name	Fees earned or paid in cash ($)	Option awards ($) (1)	Total ($)
Vijay Aggarwal	50,000	-	50,000
Edward Chan (2)	35,000	-	35,000
Robert Gorman (3)	158,913	-	158,913
Joseph Keegan	50,000	-	50,000
Fortunato Ron Rocca	40,000	-	40,000
Stephen J. Sullivan (4)	62,500	-	62,500

(1)	The aggregate number of option awards held by the non-employee directors as of December 31, 2023 are as follows: Mr. Aggarwal – 28,000; Mr. Chan – 0; Mr. Gorman -168,000; Dr. Keegan – 32,920; Mr. Rocca – 28,000; and Mr. Sullivan – 33,820.

(2)	Mr. Chan’s director compensation is payable to 1315 Capital. Mr. Chan resigned from the Board on November 15, 2023.
(3)	Mr. Gorman resigned from the Board on December 7, 2023.
(4)	Mr. Sullivan’s fees include $12,500 for his work on a special committee.

Director Compensation

The Compensation Committee is responsible for reviewing and making recommendations to the Board regarding all matters pertaining to compensation paid to directors for Board and committee chair services. As noted above for Mr. Burnell, directors who also serve as employees of the Company do not receive payment for services as directors. The current compensation program for non-employee directors has been in effect since April 29, 2020, when it was approved by Board resolution, and is described further below.

Cash Compensation Policy

In 2023, each of our non-employee directors received an annual director’s fee of $40,000, payable quarterly in arrears. Additionally, any non-employee director (except Mr. Gorman as Chairman) serving as Chairperson of a Board Committee received an annual fee of $10,000 (regardless of the number of Committees chaired.) For his roles as a director and Chairman of the Board, Mr. Gorman received a total prorated annual fee of $158,913.

From time to time, the Board may form special committees to address discrete issues and the non-employee directors sitting on such special committees may receive additional compensation. In addition, our non-employee directors are entitled to reimbursement for travel and related expenses incurred in connection with attendance at Board and committee meetings.

Equity Compensation Policy

Commencing in 2020, each new appointee to the Board receives a grant of 28,000 stock options which vest in equal annual installments over a three-year period. Director equity compensation is reviewed on a regular basis with the assistance of Aon Radford compensation consultants from time to time.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of April 15, 2024, the number of shares of our Common Stock beneficially owned by: (i) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding Common Stock; (ii) each of our current directors; (iii) each of our current named executive officers, and (iv) all current directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of Common Stock owned by them and all information with respect to beneficial ownership has been furnished to us by the respective stockholder. Except as otherwise indicated, the address of the persons listed below is c/o Interpace Biosciences, Inc., Waterview Plaza, Suite 310, 2001 Route 46, Parsippany, New Jersey 07054. The percentage of beneficial ownership is based on 4,376,398 shares of Common Stock outstanding on April 15, 2024.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Shares Outstanding
5% Holders:
Ampersand 2018 Limited Partnership(2)	4,666,666	(3)	51.9%	(19)
1315 Capital II, L.P.(4)	3,166,666	(5)	42.3%	(20)
Peter H. Kamin (6)	781,956	(7)	17.9%
Douglas M. Singer (8)	250,000	(9)	5.7%
Executive officers and directors:
Thomas W. Burnell (10)(13)	81,737	(13)	1.9%
Christopher McCarthy (11)	33,068	(14)	*
Thomas Freeburg (21)	-		-
Vijay Aggarwal (12)	18,666	(15)	*
Joseph Keegan (12)	34,677	(16)	*
Fortunato Ron Rocca (12)	28,000	(17)	*
Stephen J. Sullivan (12)	36,279	(18)	*
as a group (6 persons)	232,427	(14)(15)(16)(17)(18)	5.2%

*	Represents beneficial ownership of less than 1% of our outstanding Common Stock

(1)	Beneficial ownership and percentage ownership are determined in accordance with the rules and regulations of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we include shares underlying common stock derivatives, such as stock options and RSUs that a person has the right to acquire within 60 days of April 15, 2024. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2)	The reported address of Ampersand is 55 William Street, Suite 240, Wellesley, MA 02481.
(3)	This information is based solely on an amended Schedule 13D/A filed with the SEC on November 12, 2021 by Ampersand. Ampersand reported shared voting power and shared dispositive power of 4,666,666 shares of common stock underlying 28,000 shares of Series B Preferred Stock. Series B Preferred Stock is convertible into shares of common stock at any time and from time to time, at the option of holders. The Series B Preferred Stock is convertible into shares of common stock pursuant to the terms of the Certificate of Designation of Series B Preferred Stock.
(4)	The reported address of 1315 Capital is 2929 Walnut Street, Suite 1240, Philadelphia, PA 19104.
(5)	This information is based solely on an amended Schedule 13D/A filed with the SEC on November 11, 2021 by 1315 Capital. 1315 Capital reported shared voting power and shared dispositive power of 3,166,666 shares of common stock underlying 19,000 shares of Series B Preferred Stock. Series B Preferred Stock is convertible into shares of common stock at any time and from time to time, at the option of holders. The Series B Preferred Stock is convertible into shares of common stock pursuant to the terms of the Certificate of Designation of Series B Preferred Stock.
(6)	The reported address of Mr. Kamin is 2720 Donald Ross Road, #311, Palm Beach Gardens, FL 33410.
(7)	Includes 234,805 shares of common stock held by the Peter H. Kamin Revocable Trust dated February 2003, of which Peter H. Kamin is the sole trustee, 133,186 shares of common stock held by the Peter H. Kamin Childrens Trust dated March 1997 of which Mr. Kamin is the trustee, 44,670 shares of common stock held by 3K Limited Partnership, of which Mr. Kamin is the General Partner and 99,187 shares of common stock held by the Peter H. Kamin Family Foundation of which Mr. Kamin is the trustee. This information is based solely on a Schedule 13D/A filed with the SEC on February 1, 2022 by Mr. Kamin. Mr. Kamin reported sole voting power and sole dispositive power of 781,956 shares of common stock.

(8)	The reported address of Mr. Singer is 9600 North 96th Street, Unit 241, Scottsdale, AZ 85258
(9)	Includes 250,000 shares of common stock held by Mr. Singer. This information is based solely on a Schedule 13G/A filed with the SEC on February 12, 2024 by Mr. Singer. Mr. Singer reported sole voting power and sole dispositive power of 250,000 shares of common stock.
(10)	Currently serves as our President and Chief Executive Officer and as a Chairman of the Board.
(11)	Currently serves as our Chief Financial Officer.
(12)	Currently serves as a member of the Board.
(13)	Includes 10,855 shares owned by Mr. Burnell’s spouse. Mr. Burnell disclaims beneficial ownership of these shares.
(14)	Includes 2,500 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2024.
(15)	Includes 18,666 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2024.
(16)	Includes 32,920 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2024.
(17)	Includes 28,000 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2024.
(18)	Includes 33,820 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2024.
(19)	Ampersand’s ownership would be 38.2%, assuming the conversion of all 47,000 outstanding shares of Series B into an aggregate of 7,833,332 shares of common stock.
(20)	1315 Capital’s ownership would be 25.9% assuming the conversion of all 47,000 outstanding shares of Series B into an aggregate of 7,833,332 shares of common stock.
(21)	Former Principal Financial Officer

* Represents less than 1% of shares of common stock outstanding.

Equity Compensation Plan Information

The table below sets forth certain information with respect to all of our equity compensation plans as of December 31, 2023, and does not reflect grants, awards, exercises, terminations or expirations since that date.

Equity Compensation Plan Information

Year Ended December 31, 2023

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (2019 Equity Compensation Plan and Restated 2004 Stock Award and Incentive Plan)	692,688	$6.52	1,677,248

Equity compensation plan not approved by security holders	-	-	-
Total	692,688	$6.52	1,677,248

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On August 31, 2022, the Company and its subsidiary, Interpace Pharma Solutions, Inc. (“IPS”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Flagship Biosciences, Inc. (“Flagship”) pursuant to which Flagship agreed to (i) acquire substantially all of the assets of IPS used in IPS’s business and (ii) assume and pay certain liabilities related to the purchased assets as set forth in the Purchase Agreement (collectively, the “Asset Sale”). The Asset Sale closed on August 31, 2022. As consideration for the Asset Sale, under the Purchase Agreement, the Company received a total purchase price of approximately $6.2 million after working capital and other adjustments, subject to the assumption by Flagship of certain specified liabilities. In addition, the Company received an earnout payment of approximately $1.0 million in September 2022. An affiliate of Ampersand Management LLC and an affiliate of BroadOak Capital Partners have each provided equity financing to Flagship, collectively own a majority of Flagship’s outstanding equity securities and are represented on its Board of Directors. The affiliate of Ampersand Management LLC also owns 28,000 shares of the Company’s Series B Preferred Stock, convertible into 4,666,666 shares of the Company’s common stock, par value $0.01 per share, pursuant to that certain Securities Purchase and Exchange Agreement dated January 10, 2020. The affiliate of Ampersand Management LLC has designated two directors to the Company’s Board of Directors, Robert Gorman, who has since resigned, and Vijay Aggarwal. In addition, an affiliate of BroadOak Capital Partners provided the Company a term loan in the aggregate principal amount of $8,000,000 pursuant to that certain Loan and Security Agreement dated October 29, 2021 and a Convertible Note which converted into a term loan advance in the aggregate amount of $2,000,000. The total purchase price for the Asset Sale was determined following a sales process conducted by the Company and its advisors and an arms length negotiation between Flagship and the Company. The purchase price was based on a market consistent multiple of anticipated revenue for a non-profitable, cash-negative business. The Asset Sale was approved by a majority of the disinterested directors of the Company.

Director Independence

The Board determined that each of the members of the current Board, except Mr. Burnell, are independent directors within the meaning of the applicable rules and regulations of the SEC and OTC Markets.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

EisnerAmper LLP (“EisnerAmper”), an independent registered public accounting firm, has served as our indpenednt accountants since April 13, 2022. Prior to April 13, 2022, BDO USA LLP (“BDO”) had served as our independent accountants. Fees for services provided by EisnerAmper and BDO for the past two completed years ended December 31 were as follows:

PRINCIPAL ACCOUNTANT FEES AND SERVICES
	2023	2022
Audit Fees (1)(2)	$247,275	$346,974
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$247,275	$346,974

(1)	Audit fees include the audit of our consolidated financial statements.
(2)	Included within audit fees for the year ended December 31, 2022 are $85,000 billed by BDO for the review of the Company’s 2021 financials that were adjusted for discontinued operations.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K/A, as previously listed on Form 10-K, filed April 1, 2024:

Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
2.2	Asset Purchase Agreement, dated August 31, 2022 by and among Interpace Biosciences, Inc., Interpace Pharma Solutions, Inc. and Flagship Biosciences, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2022.
3.1+	Conformed version of Certificate of Incorporation of Interpace Biosciences, Inc., as amended by the Certificate of Amendment, effective January 15, 2020, and the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed January 17, 2020, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
3.2	Amended and Restated Bylaws of Interpace Biosciences, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019.
4.1	Description of Securities, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2021.
4.2	Specimen Certificate Representing the Common Stock, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (File No. 333-227728), filed with the SEC on October 5, 2018.
10.1*	Amended and Restated 2004 Stock Award and Incentive Plan, incorporated by reference to Annex A of the Company’s definitive proxy statement, filed with the SEC on August 14, 2017.
10.2*	Form of Restricted Stock Unit Agreement for Employees, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.

Exhibit No.	Description
10.3*	Form of Restricted Stock Unit Agreement for Directors, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.4*	Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.5*	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.6*	Interpace Diagnostics Group, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.7*	Amendment to the Interpace Biosciences, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 26, 2020.
10.8*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.3 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.9*	Form of Interpace Biosciences, Inc. 2019 Equity Incentive Plan Restricted Stock Unit And Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.9 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 26, 2020.
10.10*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.11*	Interpace Diagnostics Group, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.12*	Incentive Stock Option Agreement between Interpace Diagnostics Group, Inc. and Jack E. Stover, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2016.
10.13*	Employment Agreement, dated November 23, 2020, between Thomas W. Burnell and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 25, 2020.
10.14*	Employment Agreement, dated July 24, 2023, between Christopher McCarthy and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 2, 2023.
10.15*	Form of Indemnification Agreement by and between Interpace Diagnostics Group, Inc. and its directors and executive officers, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2016.
10.16*	Form of Indemnification Agreement by and between Interpace Biosciences, Inc. and Indemnitee, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020.
10.17*	Agreement, dated January 21, 2022, between Dr. Vijay Aggarwal and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2022.
10.18	License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.

Exhibit No.	Description
10.19	CPRIT License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.20	Supply Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.21	Guaranty, dated August 13, 2014 by the Company in favor of Asuragen, Inc., incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.22	Lease Agreement, dated March 31, 2017, by and between Saddle Lane Realty, LLC and the Company, incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-1 (333-218140), as amended on June 13, 2017.
10.23	First Amendment, dated September 26, 2017, by and between Saddle Lane Realty, LLC and Interpace Diagnostics Corporation, incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.24	Amendment No. 2 to Lease, dated March 15, 2018, between Saddle Lane Realty, LLC and Interpace Diagnostics Corporation, incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 23, 2018.
10.25	Fourth Lease Amendment (the “Amendment”) by and between Interpace Biosciences, Inc. and Saddle Lane Realty, LLC, dated as of October 31, 2022, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022.
10.26	Securities Purchase Agreement, dated July 15, 2019, by and between Interpace Diagnostics Group, Inc. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.27	Form of Voting Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019.
10.28	Securities Purchase and Exchange Agreement, dated January 10, 2020, by and among Interpace Biosciences, Inc., 1315 Capital II, L.P. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2020.
10.29	Amended and Restated Investor Rights Agreement, dated as of January 15, 2020, by and among Interpace Biosciences, Inc., 1315 Capital II, L.P. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020.
10.30	Support Agreement, dated April 2, 2020, by and between 1315 Capital II, L.P. and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on October 19, 2020.

Exhibit No.	Description
10.31	Loan and Security Agreement by and between Comerica Bank, Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 13, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021.
10.32	Subordination Agreement by and between Ampersand 2018 Limited Partnership, 1315 Capital II. L.P., Comerica Bank Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 13, 2021, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021.
10.33	Loan and Security Agreement by and between BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 29, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.
10.34	Second Amendment to Loan and Security Agreement by and between BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 24, 2023, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2023.
10.35	First Amendment to Loan and Security Agreement by and between Comerica Bank, Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated November 1, 2021, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.
10.36	Subordination and Intercreditor Agreement by and between Comerica Bank, BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated as of November 1, 2021, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.
10.37*	Amendment to the Interpace Biosciences, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2022.
10.38*	Amendment to the Interpace Biosciences, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2022.
10.39	Third Amendment to Loan and Security Agreement by and between BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated March 29, 2024 incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024.
16.1	Letter from BDO USA, LP dated April 13, 2022, incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2022.
21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
23.1	Consent of EisnerAmper, LLP, incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 31.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 31.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024.
31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 32.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024.
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*	Denotes compensatory plan, compensation arrangement or management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPACE BIOSCIENCES, INC.

Date: April 26, 2024	/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer

