Form 10-Q
period 2024-03-31
INTERPACE BIOSCIENCES, INC.
filed 2024-05-09
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding May 3, 2024
Common Stock, par value $0.01 per share	4,376,398

INTERPACE BIOSICENCES, INC.

FORM 10-Q FOR PERIOD ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,812	$3,498
Accounts receivable, net of allowance for credit loss of $26 and $0, respectively	5,006	4,983
Other current assets	1,598	1,841
Total current assets	9,416	10,322
Property and equipment, net	925	790
Operating lease right of use assets	1,756	1,864
Other long-term assets	45	45
Total assets	$12,142	$13,021

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,363	$1,544
Accrued salary and bonus	878	1,969
Other accrued expenses	8,574	8,201
Note payable at fair value, current	7,498	5,100
Current liabilities of discontinued operations	660	660
Total current liabilities	18,973	17,474
Operating lease liabilities, net of current portion	1,359	1,472
Note payable at fair value	1,343	4,243
Other long-term liabilities	5,072	4,968
Total liabilities	26,747	28,157

Commitments and contingencies (Note 8)

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 shares Series B issued and outstanding	46,536	46,536

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,487,157 and 4,447,489 shares issued, respectively; 4,376,398 and 4,351,445 shares outstanding, respectively	406	405
Additional paid-in capital	188,224	188,146
Accumulated deficit	(247,747)	(248,215)
Treasury stock, at cost (110,759 and 96,044 shares, respectively)	(2,024)	(2,008)
Total stockholders’ deficit	(61,141)	(61,672)
Total liabilities and stockholders’ deficit	(34,394)	(33,515)

Total liabilities, preferred stock and stockholders’ deficit	$12,142	$13,021

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	For The Three Months
	Ended March 31,
	2024	2023

Revenue, net	$10,273	$9,826
Cost of revenue	4,202	3,848
Gross profit	6,071	5,978
Operating expenses:
Sales and marketing	2,821	2,342
Research and development	137	149
General and administrative	2,239	2,494
Acquisition related amortization expense	-	318
Total operating expenses	5,197	5,303

Operating income from continuing operations	874	675
Interest accretion expense	(19)	(35)
Note payable interest	(197)	(225)
Other (expense) income, net	(82)	19
Income from continuing operations before tax	576	434
Provision for income taxes	4	4
Income from continuing operations	572	430

Loss from discontinued operations, net of tax	(104)	(79)

Net income	$468	$351

Basic income (loss) per share of common stock:
From continuing operations	$0.13	$0.10
From discontinued operations	(0.02)	(0.02)
Net income (loss) per basic share of common stock	$0.11	$0.08

Diluted income (loss) per share of common stock:
From continuing operations	$0.13	$0.10
From discontinued operations	(0.02)	(0.02)
Net income (loss) per diluted share of common stock	$0.11	$0.08

Weighted average number of common shares and common share equivalents outstanding:
Basic	4,370	4,307
Diluted	4,384	4,308

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited, in thousands)

					Additional
	Common Stock		Treasury Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance -December 31, 2022	4,367,830	$405	71,120	$(1,976)	$187,516	$(249,017)	$(63,072)

Issuance of common stock	22,996	-	-	-	-	-	-
Treasury stock purchased		-	8,292	(9)	-	-	(9)
Stock-based compensation expense	-	-	-	-	192	-	192
Net income	-	-	-	-	-	351	351
Balance -March 31, 2023	4,390,826	$405	79,412	$(1,985)	$187,708	$(248,666)	$(62,538)

Balance -December 31, 2023	4,447,489	$405	96,044	$(2,008)	$188,146	$(248,215)	$(61,672)

Issuance of common stock	39,668	1	-	-	(1)	-	-
Treasury stock purchased	-	-	14,715	(16)	-	-	(16)
Stock-based compensation expense	-	-	-	-	79	-	79
Net income	-	-	-	-	-	468	468
Balance -March 31, 2024	4,487,157	$406	110,759	$(2,024)	$188,224	$(247,747)	$(61,141)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

`	For The Three Months Ended March 31,
	2024	2023

Cash Flows From Operating Activities
Net income	$468	$351
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	52	356
Interest accretion expense	19	35
Amortization of deferred financing fees	-	14
Stock-based compensation	79	192
Bad debt expense reversal	(100)	-
Credit loss expense	26	-
Change in fair value of note payable	98	(33)
Amortization on operating lease right of use asset	108	141
Other changes in operating assets and liabilities:
Accounts receivable	(49)	317
Other current assets	343	107
Accounts payable	(176)	532
Accrued salaries and bonus	(1,091)	(568)
Accrued liabilities	176	(290)
Operating lease liabilities	(115)	(100)
Long-term liabilities	104	79
Net cash (used in) provided by operating activities	(58)	1,133

Cash Flows From Investing Activity
Purchase of property and equipment	(28)	(65)
Net cash used in investing activities	(28)	(65)

Cash Flows From Financing Activities
Payments made on note payable	(600)	-
Payments on line of credit	-	(300)
Net cash used in financing activities	(600)	(300)

Net (decrease) increase in cash and cash equivalents	(686)	768
Cash and cash equivalents from continuing operations– beginning	3,498	4,828
Cash and cash equivalents from discontinued operations– beginning	-	-
Cash and cash equivalents – beginning	$3,498	$4,828
Cash and cash equivalents from continuing operations– ending	$2,812	$5,596
Cash and cash equivalents from discontinued operations– ending	-	-
Cash and cash equivalents – ending	$2,812	$5,596

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes (the “Interim Financial Statements”) should be read in conjunction with the consolidated financial statements of the Company and its wholly-owned subsidiaries (Interpace Diagnostics Lab Inc., Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC), and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities & Exchange Commission (“SEC”) on April 1, 2024 and as amended on April 26, 2024.

The Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, InServe Support Solutions; and TVG, Inc., its Commercial Services business unit, which was sold on December 22, 2015 and its Interpace Pharma Solutions business (“Pharma Solutions”) which was sold on August 31, 2022. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

3. LIQUIDITY

In October 2021, the Company entered into a $7.5 million revolving credit facility with Comerica Bank (“Comerica”) (the “Comerica Loan Agreement”). In February 2024, the Company terminated the Comerica Loan Agreement. The Company did not owe anything outstanding on the line of credit at the time of termination and does not owe anything further to Comerica. See Note 16, Revolving Line of Credit. Also in October 2021, the Company entered into an $8.0 million term loan with BroadOak Fund V, L.P. (“BroadOak”) (the “Term Loan”), the proceeds of which were used to repay in full at their maturity the existing secured promissory note with Ampersand Capital Partners (“Ampersand”) (the “Ampersand Note”) and 1315 Capital II, L.P (“1315 Capital”) (the “1315 Capital Note”). In May 2022, the Company entered into a Subordinated Convertible Promissory Note agreement with BroadOak for an additional $2.0 million (the “Convertible Note”), which was converted into a subordinated term loan and was added to the outstanding Term Loan balance. The Term Loan has been subsequently amended. See Note 13, Notes Payable, for more details.

Along with many laboratories, the Company may be affected by the Proposed Local Coverage Determination (“LCD”) DL39365, which is currently under consideration by Novitas, the Company’s medical administrator contractor. If finalized, this Proposed LCD, which governs “Genetic Testing for Oncology,” could impact the existing Medicare coverage for one of our molecular tests, PancraGEN®. On June 5, 2023, the Company announced that Novitas issued the final LCD of Genetic Testing for Oncology (L39365) which if finalized, would have established non-coverage for the Company’s widely used PancraGEN® test effective July 17, 2023. On July 6, 2023, Novitas announced that it would not be implementing the final Genetic Testing for Oncology LCD (L39365) as scheduled on July 17, 2023. Novitas then issued a new virtually identical proposed LCD affecting the same companies and tests and reaching the same conclusions as noted in the previously rescinded LCD on July 27, 2023. In response, the Company participated in a public meeting presentation and submitted detailed written comments supporting the use of PancraGEN®. The timing and content of any final implemented LCD is uncertain at this time; the process could potentially take a year or longer from issuance of the updated proposed LCD to reach a conclusion. As a result, the Company is able to continue offering PancraGEN® and the related Point2® fluid chemistry tests for amylase, CEA, and glucose. In the event Novitas ultimately restricts coverage for the PancraGEN® test, the Company’s liquidity could be negatively impacted.

For the three months ended March 31, 2024, the Company had operating income from continuing operations of $0.9 million. As of March 31, 2024, the Company had cash and cash equivalents of $2.8 million, total current assets of $9.4 million and current liabilities of $19.0 million. As of May 3, 2024, the Company had approximately $2.8 million of cash and cash equivalents.

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

With the improvement in operating cash flows associated with the disposition of the Pharma Solutions business, and the Company’s improved operating performance, as of the date of this filing, the Company anticipates that current cash and cash equivalents and forecasted cash receipts will be sufficient to meet its anticipated cash requirements through the next twelve months from the date of the filing of this report.

4. DISCONTINUED OPERATIONS

Liabilities classified as discontinued operations as of both March 31, 2024 and December 31, 2023 consists of accrued expenses which are liabilities related to the former Commercial Services business unit.

The table below presents the significant components of its former Pharma Solutions business unit’s results included within loss from discontinued operations, net of tax in the condensed consolidated statements of operations for the three- months ended March 31, 2024 and 2023.

	For The Three Months Ended
	March 31,
	2024	2023

Loss from discontinued operations	$-	$-
Income tax expense	104	79
Loss from discontinued operations, net of tax	$(104)	$(79)

There was no cash flow activity from discontinued operations for the three months ended March 31, 2024 or March 31, 2023. There was no depreciation and amortization expense for either the three months ended March 31, 2024 or March 31, 2023.

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include accounting for valuation allowances related to deferred income taxes, contingent consideration, allowances for credit losses, revenue recognition, unrecognized tax benefits, and asset impairments involving intangible assets. The Company periodically reviews these matters and reflects changes in estimates in earnings as appropriate. Actual results could materially differ from those estimates.

Revenue Recognition

We derive our revenues from the performance of proprietary assays or tests. The Company’s performance obligation is fulfilled upon the completion, review and release of test results to the customer. We subsequently bill third-party payers or direct-bill payers for the tests performed. Under Accounting Standards Codification 606, revenue is recognized based on the estimated transaction price or net realizable value, which is determined based on historical collection rates by each payer category for each proprietary test offered by the Company. To the extent the transaction price includes variable consideration, for all third party and direct-bill payers and proprietary tests, we estimate the amount of variable consideration that should be included in the transaction price using the expected value method based on historical experience.

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

Accounts Receivable

The Company’s accounts receivable represent unconditional rights to consideration and are generated using its clinical services. The Company’s clinical services are fulfilled upon completion of the test, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payer or direct-bill payer. Contractual adjustments represent the difference between the list prices and the reimbursement rates set by third-party payers, including Medicare, commercial payers, and amounts billed to direct-bill payers. Specific accounts may be written off after several appeals, which in some cases may take longer than twelve months. The allowance for credit losses balance was $26,000 and $0 at March 31, 2024 and December 31, 2023, respectively.

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

Other Current Assets

Other current assets consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Lab supplies	$1,154	$1,227
Prepaid expenses	387	590
Other	57	24
Total other current assets	$1,598	$1,841

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

Basic and Diluted Net Income (Loss) per Share

A reconciliation of the number of shares of common stock, par value $0.01 per share, used in the calculation of basic and diluted income (loss) per share for the three- month periods ended March 31, 2024 and 2023 is as follows:

	Three Months Ended
	March 31,
	2024	2023
Basic weighted average number of common shares	4,370	4,307
Potential dilutive effect of stock-based awards	14	1
Diluted weighted average number of common shares	4,384	4,308

The Company’s Series B Convertible Preferred Stock, on an as converted basis into common stock of 7,833,334 shares for the three- month periods ended March 31, 2024 and 2023, and the following outstanding stock-based awards and warrants, were excluded from the computation of the effect of dilutive securities on income (loss) per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Three Months Ended
	March 31,
	2024	2023
Options	288	526
Restricted stock units (RSUs)	207	219
	495	745

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

	As of March 31, 2024		Fair Value Measurements
		Fair	As of March 31, 2024
	Amount	Value	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration:
Asuragen (1)	$248	$248	$-	$-	$248
Note payable:
BroadOak loan	9,400	8,841	-	-	8,841
	$9,648	$9,089	$-	$-	$9,089

(1)	See Note 9, Other Accrued Expenses

	As of December 31, 2023		Fair Value Measurements
	Carrying	Fair	As of December 31, 2023
	Amount	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration:
Asuragen (1)	$453	$453	$-	$-	$453
Note payable:
BroadOak loan	10,000	9,343	-	-	9,343
	$10,453	$9,796	$-	$-	$9,796

(1)	See Note 9, Other Accrued Expenses

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

In connection with the Term Loan, the Company records the loan at fair value. The fair value of the loan is determined by a probability-weighted approach regarding the loan’s change in control feature. See Note 13, Notes Payable, for more details. The fair value measurement is based on the estimated probability of a change in control and thus represents a Level 3 measurement.

A roll forward of the carrying value of the Contingent Consideration Liability and BroadOak loans to March 31, 2024 is as follows:

					Adjustment
	December 31, 2023	Payments	Reversals	Accretion/ Interest Accrued	to Fair Value/ Mark to Market	March 31, 2024

Asuragen	$453	$-	$(224)	$19	$-	$248

BroadOak loans	9,343	(600)	-	-	98	8,841

	$9,796	$(600)	$(224)	$19	$98	$9,089

Certain of the Company’s non-financial assets, such as other intangible assets, are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

7. LEASES

The table below presents the lease-related assets and liabilities recorded in the Condensed Consolidated Balance Sheet:

	Classification on the Balance Sheet	March 31, 2024	December 31, 2023

Assets
Operating lease assets	Operating lease right of use assets	1,756	1,864
Total lease assets		$1,756	$1,864

Liabilities
Current
Operating lease liabilities	Other accrued expenses	375	377
Total current lease liabilities		$375	$377
Noncurrent
Operating lease liabilities	Operating lease liabilities, net of current portion	1,359	1,472
Total long-term lease liabilities		1,359	1,472
Total lease liabilities		$1,734	$1,849

The weighted average remaining lease term for the Company’s operating leases was 4.1 years as of March 31, 2024 and the weighted average discount rate for those leases was 11.9%. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.”

The table below reconciles the cash flows to the lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2024:

Operating Leases
2024 - remaining nine months	$446
2025	450
2026	500
2027	550
2028	275
Total minimum lease payments	2,221
Less: amount of lease payments representing effects of discounting	487
Present value of future minimum lease payments	1,734
Less: current obligations under leases	375
Long-term lease obligations	$1,359

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

9. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Accrued royalties	$6,837	$6,268
Contingent consideration	248	453
Operating lease liability	375	377
Accrued sales and marketing - diagnostics	55	43
Accrued lab costs - diagnostics	82	68
Accrued professional fees	334	241
Taxes payable	276	261
All others	367	490
Total other accrued expenses	$8,574	$8,201

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

There were no stock option awards issued in the three months ended March 31, 2024 and March 31, 2023.

The Company recognized approximately $0.1 million and $0.2 million of stock-based compensation expense within continuing operations during the three-month periods ended March 31, 2024 and 2023, respectively. The following table has a breakout of stock-based compensation expense from continuing operations by line item.

	Three Months Ended
	March 31,
	2024	2023

Cost of revenue	$3	$14
Sales and marketing	30	30
General and administrative	46	148
Total stock compensation expense	$79	$192

11. INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on income from continuing operations and the effective tax rate for the three- month periods ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
	(unaudited)

Provision for income tax	$4	$4
Effective income tax rate	0.7%	0.9%

Income tax expense for both periods was primarily due to Texas franchise taxes.

Other long-term liabilities consisted of uncertain tax positions as of March 31, 2024 and December 31, 2023.

12. SEGMENT INFORMATION

We operate under one segment which is the business of developing and selling clinical services.

13. NOTES PAYABLE

BroadOak Loan

On October 29, 2021, the Company and its subsidiaries entered into the Term Loan, providing for a term loan in the aggregate principal amount of $8,000,000. Funding of the Term Loan took place on November 1, 2021. The Term Loan was scheduled to mature upon the earlier of (i) October 31, 2024 or (ii) the occurrence of a change in control, and bears interest at the rate of 9% per annum. The Term Loan is secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets and was subordinate to the Company’s $7,500,000 revolving credit facility with Comerica Bank. See Note 18, Revolving Line of Credit. The Term Loan had an origination fee of 3% of the Term Loan amount, and a terminal payment equal to (i) 15% of the original principal amount of the Term Loan if the change of control occurs on or prior to the first anniversary of the funding of the Term Loan, (ii) 20% of the original principal amount of the Term Loan if the change of control occurs after the first anniversary but on or prior to the second anniversary of the funding of the Term Loan and (iii) 30% of the original principal amount of the Term Loan if the change of control occurs after the second anniversary of the funding of the Term Loan, or if the Term Loan is repaid on its maturity date.

The Term Loan contains affirmative and negative restrictive covenants that are applicable from and after the date of the Term Loan advance. These restrictive covenants, which include restrictions on certain mergers, acquisitions, investments, encumbrances, etc., could adversely affect our ability to conduct our business. The Term Loan also contains customary events of default.

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

On October 24, 2023, the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) with BroadOak. The primary changes to the original Term Loan were as follows:

●	The Company made a one-time payment in an aggregate amount equal to $2,500,000, on October 30, 2023 and applied the payment in full satisfaction of the $3,000,000 Terminal Payment (as defined in the Term Loan). See above regarding the Terminal Payment.

●	Effective November 1, 2023, the interest rate under the Term Loan was reduced from 9% to 8% through the maturity date of October 31, 2024 or earlier, upon the occurrence of a change in control (“Loan Maturity Date”).

●	The Company has the option to request an extension of the Loan Maturity Date in writing no less than sixty days prior to the Loan Maturity Date. If BroadOak agrees to the extension, the Loan Maturity Date would automatically be extended.

On March 29, 2024, the Company entered into a Third Amendment to Loan and Security Agreement with BroadOak (the “Third Amendment”). The primary changes to the Second Amendment were as follows:

●	The maturity date was extended to June 30, 2025.
●	Beginning April 1, 2024, the Company will make $500,000 monthly payments with the remaining loan balance due on the new maturity date.

The Third Amendment was treated as a debt modification which is accounted for prospectively. Since the Term Loan is carried at fair value under the fair value option, the Second Amendment did not result in any extinguishment gain or loss upon amendment, and the impact of the revised terms was incorporated into the Company’s first quarter 2024 fair value calculation.

The balance of the loan outstanding at March 31, 2024 was $9.4 million.

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosures of Non-Cash Activities

(in thousands)

	Three Months Ended
	March 31,
	2024	2023

Taxes accrued for repurchase of restricted shares	$16	$9
Accrued capital expenditures	164	-

15. MEZZANINE EQUITY

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

As of March 31, 2024 and December 31, 2023, there were 47,000 Series B issued and outstanding shares of preferred stock, respectively.

16. REVOLVING LINE OF CREDIT

On October 13, 2021, the Company and its subsidiaries entered into the Comerica Loan Agreement with Comerica, providing for a revolving credit facility of up to $7,500,000 (the “Credit Facility”). The Company could use the proceeds of the Credit Facility for working capital and other general corporate purposes.

On October 6, 2023, effective September 30, 2023, the Company entered into a Fifth Amendment to its Loan and Security Agreement (the “Fifth Amendment to the Comerica Loan Agreement”) with Comerica Bank providing for a revolving credit facility of up to $5,000,000.

In February 2024, the Company terminated the Comerica Loan Agreement. The Company did not owe anything outstanding on the Line at the time of termination and does not owe anything further to Comerica.

17. RECENT ACCOUNTING STANDARDS

Accounting Pronouncements Adopted

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU 2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. This was adopted on January 1, 2024 and there was no impact upon adoption.

Accounting Pronouncements Pending

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	we have a history of operating losses prior to fiscal 2023 and our clinical services have generated limited revenue;

●	our expectations of future revenues, expenditures, capital or other funding requirements;

●	our reliance on Medicare reimbursement for our clinical services and our being subject to decisions of the Center for Medicare and Medicaid Services (“CMS”) regarding reimbursement and pricing of our clinical services which could have a material adverse effect on our business and financial results;

●	our ability to continue to perform, bill and receive reimbursement for our PancraGEN® molecular test long-term under the existing local coverage determination (“LCD”), given that such LCD is currently under review by Novitas, the Company’s Medicare administrative contractor;

●	our secured lender has the right to foreclose on substantially all of our assets if we are unable to timely repay our outstanding obligations;

●	our dependence on sales and reimbursements from our clinical services for all of our revenue;

●	the ability to continue to generate sufficient revenue from our clinical service products and other products and/or solutions that we develop in the future is important for our ability to meet our financial and other targets;

●	our ability to finance our business on acceptable terms in the future, which may limit the ability to grow our business, develop and commercialize products and services, develop and commercialize new molecular clinical service solutions and technologies;

●	our obligations to make royalty and milestone payments to our licensors;

●	our dependence on third parties for the supply of some of the materials used in our clinical services tests;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (“LDTs”), pricing of our tests and services and patient access limitations;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our being subject to the controlling interests of our two private equity investors who control, on an as-converted basis, an aggregate of 64.2% of our outstanding shares of common stock through their holdings of our Series B Preferred Stock, and this concentration of ownership along with their authority for designation rights for a majority of our directors and their right to approve certain of our actions has a substantial influence on our decisions;

●	the delisting of our common stock from Nasdaq has adversely affected and may continue to adversely affect our common stock and business and financial condition;

●	geopolitical and other economic and political conditions or events (such as the wars in Ukraine and Israel/Gaza);

●	our ability to implement our business strategy; and

●	the potential impact of existing and future contingent liabilities on our financial condition.

Please see Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 1, 2024, and as amended on April 26, 2024, as well as other documents we file with the SEC from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

U.S. Food and Drug Administration Regulation of LDTs

While subject to oversight by CMS through its enforcement of the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), the Food and Drug Administration (“FDA”) has claimed regulatory authority over laboratories that produce LDTs, a type of in vitro diagnostic test that is designed, manufactured and used within a single laboratory. The FDA has regulatory responsibility over, among other areas, instruments, test kits, reagents and other devices used in clinical laboratories to perform diagnostic testing in the United States.

Historically, the FDA has exercised enforcement discretion over most LDTs. On April 29, 2024, however, the FDA published a final rule on LDTs, in which FDA outlines its plans to end enforcement discretion for many LDTs in five stages over a four-year period.  In Phase 1 (effective May 6, 2025), clinical laboratories running LDTs will be required to comply with medical device (adverse event) reporting and correction/removal reporting requirements, as well as requirements for maintenance of complaint files under the FDA’s quality systems regulation (QSR).  In Phase 2 (effective May 6, 2026), clinical laboratories will be required to comply with all other device requirements (e.g., registration/listing, labeling, investigational use), except for the remaining QSR requirements and premarket review.  In Phase 3 (effective May 6, 2027), clinical laboratories will be required to comply with all remaining QSR requirements.  In Phase 4 (effective ~November 6, 2027), clinical laboratories will be required to comply with premarket review requirements for high-risk tests (i.e., tests subject to the premarket approval (PMA) requirement).  Finally, in Phase 5 (effective May 6, 2028), clinical laboratories will be required to comply with premarket review requirements for moderate- and low-risk tests (i.e., tests subject to the de novo or 510(k) requirement).

Under the final rule, several types of tests will be eligible for some degree of continued enforcement discretion. For example, LDTs approved by the New York State Department of Health will be exempt from premarket review requirements but will remain subject to the requirements of Phases 1 through 3. Similarly, LDTs first marketed prior to May 6, 2024 that are not subsequently modified, or are modified only in certain limited ways, will be exempt from the premarket review and most quality systems requirements, but will remain subject to the requirements of Phases 1 and 2. FDA notes, however, that it retains discretion to pursue enforcement action for violations of the Federal Food, Drug and Cosmetic Act at any time and intends to do so when appropriate. FDA further explains that it may update any of the enforcement discretion policies set forth in the final rule as circumstances warrant or if the circumstances that inform those policies change, consistent with FDA’s good guidance practices.

To the extent FDA ultimately regulates certain LDTs, our LDTs may be subject to certain additional regulatory requirements. Complying with the FDA’s requirements can be expensive, time-consuming, and subject us to significant or unanticipated delays. Insofar as we may be required to obtain premarket clearance or approval to perform or continue performing an LDT, we cannot assure you that we will be able to obtain such authorization. Even if we obtain regulatory clearance or approval where required, such authorization may not be for the intended uses that we believe are commercially attractive or are critical to the commercial success of our tests. As a result, the application of the FDA’s requirements to our tests could materially and adversely affect our business, financial condition, and results of operations.

Failure to comply with applicable requirements could result in a range of enforcement actions by the FDA, such as warning letters, civil monetary penalties, injunctions, criminal prosecution, recall or seizure, operating restrictions, partial suspension or total shutdown of operations, and denial of or challenges to applications for clearance or approval, as well as significant adverse publicity.

Legislative proposals have also been introduced that, if enacted, would potentially supersede the final rule. In March 2017, members of Congress posted a discussion draft of “The Diagnostics Accuracy and Innovation Act”. The discussion draft included language that, if enacted, would have established a new regulatory framework for the oversight of in vitro clinical tests (“IVCTs”) which include LDTs. In March 2020, members of Congress introduced “The Verifying Accurate, Leading-edge IVCT Development (VALID) Act.” This bill has been re-introduced in substantially similar forms over the years, and, most recently in March 2023. Under the most recent version of the VALID Act, a risk-based approach would be used to regulate IVCTs while grandfathering many existing IVCTs from certain requirements. Each test will be classified as high-risk, moderate-risk, or low-risk. Pre-market review will be required for high-risk tests. To market a high-risk IVCT, reasonable assurance of analytical and clinical validity for the intended use must be established. Under VALID, a precertification process would be established which will allow a laboratory to establish that the facilities, methods, and controls used in the development of certain IVCTs meet quality system requirements. If pre-certified, IVCTs falling within the scope of a certification order will not be subject to pre-market review. The new regulatory framework would include quality control and post-market reporting requirements. The FDA would have the authority to withdraw from the market IVCTs if there is a reasonable likelihood that such tests will cause death or serious adverse health consequences (among other criteria). Failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, such as fines, product suspensions, warning letters, recalls, injunctions and other civil and criminal sanctions. However, we cannot predict if this (or any other bill) will be enacted in its current (or any other) form and cannot quantify the effect of such proposals on our business.

Whether via statute, regulation, or sub-regulatory action, any FDA effort to end enforcement discretion for LDTs is likely to continue to be met with resistance by certain sections of industry. We cannot predict the likelihood of success of any such actions, nor can we quantify the effect of such efforts on our business.

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

Consolidated Results of Continuing Operations for the Quarter Ended March 31, 2024 Compared to the Quarter Ended March 31, 2023 (in thousands)

	Three Months Ended March 31,
	2024	2024	2023	2023
		% to		% to
		revenue		revenue

Revenue, net	$10,273	100.0%	$9,826	100.0%
Cost of revenue	4,202	40.9%	3,848	39.2%
Gross profit	6,071	59.1%	5,978	60.8%
Operating expenses:
Sales and marketing	2,821	27.5%	2,342	23.8%
Research and development	137	1.3%	149	1.5%
General and administrative	2,239	21.8%	2,494	25.4%
Acquisition related amortization expense	-	0.0%	318	3.2%
Total operating expenses	5,197	50.6%	5,303	54.0%

Operating income	874	8.5%	675	6.9%
Interest accretion expense	(19)	-0.2%	(35)	-0.4%
Note payable interest	(197)	-1.9%	(225)	-2.3%
Other (expense) income, net	(82)	-0.8%	19	0.2%
Income from continuing operations before tax	576	5.6%	434	4.4%
Provision for income taxes	4	0.0%	4	0.0%
Income from continuing operations	572	5.6%	430	4.4%

Loss from discontinued operations, net of tax	(104)	-1.0%	(79)	-0.8%

Net income	$468	4.6%	$351	3.6%

Revenue, net

Revenue, net for the three months ended March 31, 2024 increased by $0.4 million, or 4%, to $10.3 million, compared to $9.8 million for the three months ended March 31, 2023. The increase was driven by increased test volumes as compared to the prior year.

Cost of revenue

Cost of revenue for the three months ended March 31, 2024 was $4.2 million, as compared to $3.8 million for the three months ended March 31, 2023. The increase was primarily due to an increase in employee costs. As a percentage of revenue, cost of revenue was approximately 41% for the three months ended March 31, 2024 and 39% for the three months ended March 31, 2023.

Gross profit

Gross profit was approximately $6.1 million for the three months ended March 31, 2024 and $6.0 million for the three months ended March 31, 2023. The gross profit percentage was approximately 59% for the three months ended March 31, 2024 and 61% for the three months ended March 31, 2023.

Sales and marketing expense

Sales and marketing expense was approximately $2.8 million for the three months ended March 31, 2024 and $2.3 million for the three months ended March 31, 2023. The increase was primarily attributable to increased headcount and the related employee costs.

Research and development

Research and development expense was approximately $0.1 million for both the three months ended March 31, 2024 and March 31, 2023, respectively.

General and administrative

General and administrative expense was approximately $2.2 million for the three months ended March 31, 2024 and $2.5 million for the three months ended March 31, 2023. The decrease can be primarily attributed to a decrease in employee-related costs.

Acquisition amortization expense

During the three months ended March 31, 2023, we recorded amortization expense of approximately $0.3 million, which was related to intangible assets associated with prior acquisitions. There was no amortization expense during the three months ended March 31, 2024.

Operating income

Operating income from continuing operations was $0.9 million for the three months ended March 31, 2024 and $0.7 million for the three months ended March 31, 2023. The operating income for the three months ended March 31, 2024 can be primarily attributed to the decrease in operating expenses during the quarter.

Provision for income taxes

Income tax expense was approximately $4,000 for the three months ended March 31, 2024 and $4,000 for the three months ended March 31, 2023.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.1 million for both the three months ended March 31, 2024 and March 31, 2023, respectively.

Non-GAAP Financial Measures

In addition to the GAAP results provided throughout this document, we have provided certain non-GAAP financial measures to help evaluate the results of our performance. We believe that these non-GAAP financial measures, when presented in conjunction with comparable GAAP financial measures, are useful to both management and investors in analyzing our ongoing business and operating performance. We believe that providing the non-GAAP information to investors, in addition to the GAAP presentation, allows investors to view our financial results in the way that management views financial results.

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

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2024	2023
Income from continuing operations (GAAP Basis)	$572	$430
Depreciation and amortization	52	356
Stock-based compensation	79	192
Taxes expense	4	4
Interest accretion expense	19	35
Note payable interest	197	225
Interest income	(16)	-
Change in fair value of note payable	98	(33)
Adjusted EBITDA	$1,005	$1,209

LIQUIDITY AND CAPITAL RESOURCES

In October 2021, the Company entered into a Loan and Security Agreement with BroadOak, providing for a term loan in the aggregate principal amount of $8,000,000 (the “Term Loan”). Funding of the Term Loan took place on November 1, 2021. The Term Loan was scheduled to mature upon the earlier of (i) October 31, 2024 or (ii) the occurrence of a change in control, and bears interest at the rate of 9% per annum. The Term Loan is secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets and was subordinate to the Company’s former $7,500,000 revolving credit facility with Comerica Bank. The Term Loan has an origination fee of 3% of the Term Loan amount, and a terminal payment equal to (i) 15% of the original principal amount of the Term Loan if the change of control occurs on or prior to the first anniversary of the funding of the Term Loan, (ii) 20% of the original principal amount of the Term Loan if the change of control occurs after the first anniversary but on or prior to the second anniversary of the funding of the Term Loan and (iii) 30% of the original principal amount of the Term Loan if the change of control occurs after the second anniversary of the funding of the Term Loan, or if the Term Loan is repaid on its maturity date. Upon receipt of the term loan, the proceeds were used to repay in full at their maturity the notes extended by Ampersand and 1315 Capital discussed above. See Note 13, Notes Payable, for more details. In May 2022, the Company issued a Convertible Note to BroadOak, pursuant to which BroadOak funded a term loan in the aggregate principal amount of $2.0 million. See Note 13, Notes Payable, for more details.

On October 24, 2023, the Company entered into a Second Amendment to the Loan and Security Agreement with BroadOak (the “Second Amendment”). The primary changes to the Term Loan were as follows:

●	The Company made a one-time payment in an aggregate amount equal to $2,500,000, on October 30, 2023 and applied the payment in full satisfaction of the $3,000,000 Terminal Payment (as defined in the Term Loan). See Note 13, Notes Payable, regarding the Terminal Payment.

●	Effective November 1, 2023, the interest rate under the Term Loan is to be reduced from 9% to 8% through the maturity date of October 31, 2024 or earlier, upon the occurrence of a change in control (“Loan Maturity Date”).

●	The Company has the option to request an extension of the Loan Maturity Date in writing no less than sixty days prior to the Loan Maturity Date. If BroadOak agrees to the extension, the Loan Maturity Date would automatically be extended.

On March 29, 2024, the Company entered into a Third Amendment to the Loan and Security Agreement with BroadOak (the “Third Amendment”), extending the loan maturity date to June 30, 2025. The primary changes to the Second Amendment were as follows:

●	The maturity date was extended to June 30, 2025.

●	Beginning April 1, 2024, the Company will make $500,000 monthly payments with the remaining loan balance due on the new maturity date.

The Term Loan contains affirmative and negative restrictive covenants, including restrictions on certain mergers, acquisitions, investments and encumbrances which could adversely affect our ability to conduct our business. The Term Loan also contains customary events of default. The balance of the loan at March 31, 2024 was $9.4 million.

For the three months ended March 31, 2024, we had operating income from continuing operations of $0.9 million. As of the three months ended March 31, 2024, we had cash and cash equivalents of $2.8 million, total current assets of $9.4 million and current liabilities of $19.0 million. As of May 3, 2024, we had approximately $2.8 million of cash and cash equivalents.

During the three months ended March 31, 2024, net cash used in operating activities was $0.1 million. The main component of cash used in operating activities was our decrease in accrued salaries and bonus of $1.1 million. During the three months ended March 31, 2023, net cash provided by operating activities was $1.1 million. The main component of cash provided by operating activities was our net income of $0.4 million, including non-cash expenses of $0.6 million.

For both periods net cash used in investing activities was primarily related to the purchase of lab equipment.

For the three months ended March 31, 2024, cash used in financing activities was $0.6 million, which were payments made on the BroadOak loan. For the three months ended March 31, 2023, cash used in financing activities was $0.3 million, which were payments made on the Revolving Line.

Although we did not generate positive cash flows from operations for the three months ending March 31, 2024, we intend to meet our ongoing capital needs by using our available cash as well as through targeted margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options and other strategic alternatives.

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

Critical Accounting Estimates

See Note 5, Summary of Significant Accounting Policies and Note 17, Recent Accounting Standards to the Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding newly adopted and recent accounting pronouncements. See also Note 1, Nature of Business and Significant Accounting Policies to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, for a discussion of our critical accounting policies. There have been no material changes to such critical accounting policies. We believe our most critical accounting policies include accounting for contingent consideration, revenue recognition, long-lived assets, research and development expenses and stock-based compensation expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on management’s evaluation of the Company’s disclosure controls and procedures, the principal executive officer and principal financial officer of the Company have identified a material weakness in the Company’s internal control over financial reporting in the quarterly period ended March 31, 2024 related to the timing of revenue recognition based on the Company’s revenue recognition policy, and have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024 as a result of such material weakness in the Company’s internal control over financial reporting.

The Company has adopted a remediation plan, pursuant to which the Company plans to amend its internal controls to mitigate the material weakness which was identified by management, including by updating its procedures regarding the testing of revenue recognition, and reviewing the procedures which ensure that revenue is recorded in the period in which it is earned. The Company believes implementation of these processes and appropriate testing of their effectiveness will remediate the material weakness in the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the material weakness and the adoption of the remediation plan discussed above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K of the Company filed with the SEC on April 1, 2024, as amended, and as updated and supplemented below and in subsequent filings. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.

If the FDA implements its plans to regulate LDTs, such activities could have a material adverse effect on our clinical services and/or cause us to incur substantial costs and delays associated with trying to obtain pre-market clearance or approval and comply with applicable pre- and post-market requirements.

Clinical laboratory tests like our clinical services tests are regulated under CLIA as well as by applicable state laws and may also be subject to FDA regulation, depending on how the test is classified. For example, the FDA regulates in vitro diagnostic tests (also called in vitro diagnostics or “IVDs”), specimen collection kits, analyte specific reagents (ASRs), and instruments used in conducting diagnostic testing as medical devices. Most tests offered as LDTs have historically been subject to enforcement discretion by the FDA. LDTs are defined by FDA as IVDs that are intended for clinical use and are designed, manufactured, and used within a single CLIA-certified, high-complexity clinical laboratory.

On April 29, 2024, however, the FDA published a final rule on LDTs, in which FDA outlines its plans to end enforcement discretion for many LDTs in five stages over a four-year period.  In Phase 1 (effective May 6, 2025), clinical laboratories running LDTs will be required to comply with medical device (adverse event) reporting and correction/removal reporting requirements, as well as requirements for maintenance of complaint files under the FDA’s quality systems regulation (QSR).  In Phase 2 (effective May 6, 2026), clinical laboratories will be required to comply with all other device requirements (e.g., registration/listing, labeling, investigational use), except for the remaining QSR requirements and premarket review.  In Phase 3 (effective May 6, 2027), clinical laboratories will be required to comply with all remaining QSR requirements.  In Phase 4 (effective ~November 6, 2027), clinical laboratories will be required to comply with premarket review requirements for high-risk tests (i.e., tests subject to the premarket approval (PMA) requirement).  Finally, in Phase 5 (effective May 6, 2028), clinical laboratories will be required to comply with premarket review requirements for moderate- and low-risk tests (i.e., tests subject to the de novo or 510(k) requirement).

Under the final rule, several types of tests will be eligible for some degree of continued enforcement discretion. For example, LDTs approved by the NYSDOH will be exempt from premarket review requirements but will remain subject to the requirements of Phases 1 through 3. Similarly, LDTs first marketed prior to May 6, 2024 that are not subsequently modified, or are modified only in certain limited ways, will be exempt from the premarket review and most quality systems requirements, but will remain subject to the requirements of Phases 1 and 2. FDA notes, however, that it retains discretion to pursue enforcement action for violations of the FDCA at any time and intends to do so when appropriate. FDA further explains that it may update any of the enforcement discretion policies set forth in the final rule as circumstances warrant or if the circumstances that inform those policies change, consistent with FDA’s good guidance practices. We are actively reviewing the final rule to evaluate its applicability to our operations, and the extent to which we may be required to modify our operations to comply with its requirements.

If we are required to submit applications to FDA for our currently marketed clinical tests and any tests that we may develop in the future, we may be required to conduct additional studies, which may be time-consuming and costly and could result in our currently marketed tests being withdrawn from the market. Continued compliance with the FDA’s regulations would increase the cost of conducting our clinical services, and subject us to heightened regulation by the FDA and penalties for failure to comply with these requirements. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, such as warning letters, civil monetary penalties, injunctions, criminal prosecution, recall or seizure, operating restrictions, partial suspension or total shutdown of operations, and denial of or challenges to applications for clearance, authorization or approval, as well as significant adverse publicity. Any other regulatory or legislative proposals that would increase general FDA oversight of clinical laboratories or LDTs could negatively impact our business if additional requirements are imposed. We are monitoring developments and anticipate that our clinical services products will be able to comply with requirements that are ultimately imposed by the FDA. In the meantime, we maintain our CLIA accreditation and state licenses, which permit the use of LDTs for diagnostic purposes.

If the FDA seeks to enforce the applicable medical device regulations against our clinical services tests, we could be subject to a wide range of penalties and would likely be prohibited from continuing to offer the applicable tests in interstate commerce until we have obtained FDA approval, authorization or clearance through the Premarket Approval (PMA), de novo or 510(k) process, respectively, as applicable. Additionally, we could be subject to enforcement for noncompliance with the FDA’s regulations on marketing and promotional communications, manufacturing, quality and safety standards, labeling, storage, registration and listing, recordkeeping, adverse event reporting, and any other regulations applicable to IVDs. Any adverse enforcement action against us may have a material adverse effect on our clinical services and results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Termination of Comerica Loan Agreement

As previously disclosed on our Current Report on Form 8-K filed with the SEC on October 18, 2021, we entered into the Comerica Loan Agreement with Comerica, providing for a revolving credit facility of up to $7,500,000 (the “Credit Facility”). We could use the proceeds of the Credit Facility for working capital and other general corporate purposes.

On October 6, 2023, effective September 30, 2023, we entered into a Fifth Amendment to its Loan and Security Agreement (the “Fifth Amendment to the Comerica Loan Agreement”) with Comerica providing for a revolving credit facility of up to $5,000,000.

On February 7, 2024, the Company terminated the Comerica Loan Agreement. The Company did not owe anything outstanding on the Line at the time of termination and does not owe anything further to Comerica.

During the three months ended March 31, 2024, none of our directors or officers have adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each defined in Item 408(a) of Regulation S-K).

Tom Burnell

Tom Burnell, the Company’s Chairman, President and Chief Executive Officer, became an operating team member of 1315 Capital, commencing in September 2023. 1315 Capital is a holder of the Company’s Series B Preferred Stock. Mr. Burnell’s responsibilities as an operating team member include assisting with the review and evaluation of acquisition opportunities.

Item 6. Exhibits

Exhibit No.	Description

3.1	Conformed version of Certificate of Incorporation of Interpace Biosciences, Inc., as amended by the Certificate of Amendment, effective January 15, 2020, and the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed January 17, 2020, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.

3.2	Amended and Restated Bylaws of Interpace Biosciences, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019.

10.1	Third Amendment to Loan and Security Agreement by and between BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated March 29, 2024, incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

*	Filed Herewith.

+	Exhibits 32.1 and 32.2 are being furnished herewith and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference to any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2024	Interpace Biosciences, Inc.
(Registrant)

/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	/s/ Christopher McCarthy
Christopher McCarthy Chief Financial Officer
(Principal Financial Officer)

