Form 10-Q
period 2024-06-30
INTERPACE BIOSCIENCES, INC.
filed 2024-08-08
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding August 2, 2024
Common Stock, par value $0.01 per share	4,394,312

INTERPACE BIOSICENCES, INC.

FORM 10-Q FOR PERIOD ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,019	$3,498
Accounts receivable, net of allowance for credit loss of $26 and $0, respectively	6,206	4,983
Other current assets	1,941	1,841
Total current assets	10,166	10,322
Property and equipment, net	1,126	790
Operating lease right of use assets	1,635	1,864
Other long-term assets	45	45
Total assets	$12,972	$13,021

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,761	$1,544
Accrued salary and bonus	1,243	1,969
Other accrued expenses	8,582	8,201
Note payable at fair value, current	6,784	5,100
Current liabilities of discontinued operations	660	660
Total current liabilities	19,030	17,474
Operating lease liabilities, net of current portion	1,286	1,472
Note payable at fair value	-	4,243
Other long-term liabilities	5,146	4,968
Total liabilities	25,462	28,157

Commitments and contingencies (Note 8)

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 shares Series B issued and outstanding	46,536	46,536

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,487,157 and 4,447,489 shares issued, respectively; 4,376,398 and 4,351,445 shares outstanding, respectively	406	405
Additional paid-in capital	188,277	188,146
Accumulated deficit	(245,685)	(248,215)
Treasury stock, at cost (110,759 and 96,044 shares, respectively)	(2,024)	(2,008)
Total stockholders’ deficit	(59,026)	(61,672)
Total liabilities and stockholders’ deficit	(33,564)	(33,515)

Total liabilities, preferred stock and stockholders’ deficit	$12,972	$13,021

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Revenue, net	$12,042	$11,026	$22,314	$20,853
Cost of revenue	4,611	4,191	8,812	8,039
Gross profit	7,431	6,835	13,502	12,814
Operating expenses:
Sales and marketing	2,887	2,605	5,707	4,947
Research and development	146	186	283	335
General and administrative	2,141	2,894	4,381	5,389
Acquisition related amortization expense	-	318	-	635
Total operating expenses	5,174	6,003	10,371	11,306

Operating income from continuing operations	2,257	832	3,131	1,508
Interest accretion expense	(12)	(31)	(30)	(66)
Note payable interest	(176)	(228)	(373)	(453)
Other income (expense), net	71	(174)	(12)	(156)
Income from continuing operations before tax	2,140	399	2,716	833
Provision for income taxes	4	4	8	8
Income from continuing operations	2,136	395	2,708	825

Loss from discontinued operations, net of tax	(74)	(220)	(178)	(299)

Net income	$2,062	$175	$2,530	$526

Basic income (loss) per share of common stock:
From continuing operations	$0.49	$0.09	$0.62	$0.19
From discontinued operations	(0.02)	(0.05)	(0.04)	(0.07)
Net income per basic share of common stock	$0.47	$0.04	$0.58	$0.12

Diluted income (loss) per share of common stock:
From continuing operations	$0.49	$0.09	$0.62	$0.19
From discontinued operations	(0.02)	(0.05)	(0.04)	(0.07)
Net income per diluted share of common stock	$0.47	$0.04	$0.58	$0.12

Weighted average number of common shares and common share equivalents outstanding:
Basic	4,376	4,311	4,373	4,309
Diluted	4,401	4,316	4,393	4,313

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited, in thousands)

					Additional
	Common Stock		Treasury Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance -December 31, 2022	4,367,830	$405	71,120	$(1,976)	$187,516	$(249,017)	$(63,072)

Issuance of common stock	22,996	-	-	-	-	-	-
Treasury stock purchased		-	8,292	(9)	-	-	(9)
Stock-based compensation expense	-	-	-	-	192	-	192
Net income	-	-	-	-	-	351	351
Balance -March 31, 2023	4,390,826	$405	79,412	$(1,985)	$187,708	$(248,666)	$(62,538)

Stock-based compensation expense	-	-	-	-	157	-	157
Net income	-	-	-	-	-	175	175

Balance -June 30, 2023	4,390,826	$405	79,412	$(1,985)	$187,865	$(248,491)	$(62,206)

Balance -December 31, 2023	4,447,489	$405	96,044	$(2,008)	$188,146	$(248,215)	$(61,672)

Issuance of common stock	39,668	1	-	-	(1)	-	-
Treasury stock purchased	-	-	14,715	(16)	-	-	(16)
Stock-based compensation expense	-	-	-	-	79	-	79
Net income	-	-	-	-	-	468	468
Balance -March 31, 2024	4,487,157	$406	110,759	$(2,024)	$188,224	$(247,747)	$(61,141)

Stock-based compensation expense	-	-	-	-	53	-	53
Net income	-	-	-	-	-	2,062	2,062

Balance -June 30, 2024	4,487,157	$406	110,759	$(2,024)	$188,277	$(245,685)	$(59,026)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For The Six Months Ended June 30,
	2024	2023

Cash Flows From Operating Activities
Net income	$2,530	$526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119	714
Interest accretion expense	30	66
Amortization of deferred financing fees	-	28
Stock-based compensation	132	349
Bad debt expense reversal	(100)	-
Credit loss expense	26	-
Change in fair value of note payable	41	142
Amortization on operating lease right of use asset	229	349
Other changes in operating assets and liabilities:
Accounts receivable	(1,249)	(497)
Other current assets	-	(101)
Accounts payable	(13)	610
Accrued salaries and bonus	(726)	(329)
Other accrued expenses	337	(138)
Operating lease liabilities	(188)	(337)
Other long-term liabilities	178	162
Net cash provided by operating activities	1,346	1,544

Cash Flows From Investing Activity
Working capital adjustment on sale of Interpace Pharma Solutions	-	(117)
Purchase of property and equipment	(225)	(176)
Net cash used in investing activities	(225)	(293)

Cash Flows From Financing Activities
Payments made on note payable	(2,600)	-
Payments on line of credit	-	(1,000)
Net cash used in financing activities	(2,600)	(1,000)

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,479)	251
Cash, cash equivalents and restricted cash from continuing operations– beginning	3,498	4,828
Cash, cash equivalents and restricted cash from discontinued operations– beginning	-	-
Cash, cash equivalents and restricted cash – beginning	$3,498	$4,828
Cash, cash equivalents and restricted cash from continuing operations– ending	$2,019	$5,079
Cash, cash equivalents and restricted cash from discontinued operations– ending	-	-
Cash, cash equivalents and restricted cash – ending	$2,019	$5,079

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

The Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, InServe Support Solutions; and TVG, Inc., its Commercial Services business unit, which was sold on December 22, 2015 and its Interpace Pharma Solutions business (“Pharma Solutions”) which was sold on August 31, 2022. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three-month period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

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

Along with many laboratories, the Company may be affected by the Proposed Local Coverage Determination (“LCD”) DL39365, which is currently under consideration by Novitas, the Company’s medical administrator contractor. If finalized, this Proposed LCD, which governs “Genetic Testing for Oncology,” could impact the existing Medicare coverage for one of our molecular tests, PancraGEN®. On June 5, 2023, the Company announced that Novitas issued the final LCD of Genetic Testing for Oncology (L39365) which if finalized, would have established non-coverage for the Company’s widely used PancraGEN® test effective July 17, 2023. On July 6, 2023, Novitas announced that it would not be implementing the final Genetic Testing for Oncology LCD (L39365) as scheduled on July 17, 2023. Novitas then issued a new virtually identical proposed LCD affecting the same companies and tests and reaching the same conclusions as noted in the previously rescinded LCD on July 27, 2023. In response, the Company participated in a public meeting presentation and submitted detailed written comments supporting the use of PancraGEN®. The timing and content of any final implemented LCD is uncertain at this time; the process could potentially take a year or longer from issuance of the updated proposed LCD to reach a conclusion. On July 29, 2024 the Company announced that CMS granted Novitas an undefined extension to the final decision for the LCD. As a result, the Company is able to continue offering PancraGEN® and the related Point2® fluid chemistry tests for amylase, CEA, and glucose. In the event Novitas ultimately restricts coverage for the PancraGEN® test, the Company’s liquidity could be negatively impacted.

For the six months ended June 30, 2024, the Company had operating income from continuing operations of $3.1 million. As of June 30, 2024, the Company had cash and cash equivalents of $2.0 million, total current assets of $10.2 million and current liabilities of $19.0 million. As of August 2, 2024, the Company had approximately $1.8 million of cash and cash equivalents.

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

4. DISCONTINUED OPERATIONS

Liabilities classified as discontinued operations as of both June 30, 2024 and December 31, 2023 consists of accrued expenses which are liabilities related to the former Commercial Services business unit.

The table below presents the significant components of its former Pharma Solutions business unit’s results included within loss from discontinued operations, net of tax in the condensed consolidated statements of operations for the three- and six months ended June 30, 2024 and 2023.

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue, net	$-	$-	$-	$-

Loss from discontinued operations	-	(137)	-	(137)
Income tax expense	74	83	178	162
Loss from discontinued operations, net of tax	$(74)	$(220)	$(178)	$(299)

Cash used from discontinued operations, operating activities, was $20,000, and investing activities was $0.1 million for the six months ended June 30, 2023. There was no cash used from discontinued operations for the six months ended June 30, 2024.There was no depreciation and amortization expense for the three or six months ended June 30, 2024 and June 30, 2023, respectively, in discontinued operations.

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

Accounts Receivable

The Company’s accounts receivable represent unconditional rights to consideration and are generated using its clinical services. The Company’s clinical services are fulfilled upon completion of the test, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payer or direct-bill payer. Contractual adjustments represent the difference between the list prices and the reimbursement rates set by third-party payers, including Medicare, commercial payers, and amounts billed to direct-bill payers. Specific accounts may be written off after several appeals, which in some cases may take longer than twelve months. The allowance for credit losses balance was $26,000 and $0 at June 30, 2024 and December 31, 2023, respectively.

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

Other Current Assets

Other current assets consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Lab supplies	$1,231	$1,227
Prepaid expenses	667	590
Other	43	24
Total other current assets	$1,941	$1,841

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

Basic and Diluted Net Income (Loss) per Share

A reconciliation of the number of shares of common stock, par value $0.01 per share, used in the calculation of basic and diluted income (loss) per share for the three- and six-month periods ended June 30, 2024 and 2023 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Basic weighted average number of common shares	4,376	4,311	4,373	4,309
Potential dilutive effect of stock-based awards	25	5	20	4
Diluted weighted average number of common shares	4,401	4,316	4,393	4,313

The Company’s Series B Redeemable Preferred Stock, on an as converted basis into common stock of 7,833,334 shares for the three- and six-months ended June 30, 2024, and the following outstanding stock-based awards, were excluded from the computation of the effect of dilutive securities on income (loss) per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Options	288	475	288	475
Restricted stock units (RSUs)	182	215	187	217
	470	690	475	692

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

	As of June 30, 2024		Fair Value Measurements
		Fair	As of June 30, 2024
	Amount	Value	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration:
Asuragen (1)	$30	$30	$-	$-	$30
Note payable:
BroadOak loan	7,400	6,784	-	-	6,784
	$7,430	$6,814	$-	$-	$6,814

(1)	See Note 9, Other Accrued Expenses

	As of December 31, 2023		Fair Value Measurements
	Carrying	Fair	As of December 31, 2023
	Amount	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration:
Asuragen (1)	$453	$453	$-	$-	$453
Note payable:
BroadOak loan	10,000	9,343	-	-	9,343
	$10,453	$9,796	$-	$-	$9,796

(1)	See Note 9, Other Accrued Expenses

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

A roll forward of the carrying value of the Contingent Consideration Liability and BroadOak Loan to June 30, 2024 is as follows:

					Adjustment
	December 31, 2023	Payments	Transferred to Accrued Expenses	Accretion/ Interest Accrued	to Fair Value/ Mark to Market	June 30, 2024

Asuragen	$453	$-	$(453)	$30	$-	$30

BroadOak loans	9,343	(2,600)	-	-	41	6,784

	$9,796	$(2,600)	$(453)	$30	$41	$6,814

Certain of the Company’s non-financial assets, such as intangible assets are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

7. LEASES

The table below presents the lease-related assets and liabilities recorded in the Condensed Consolidated Balance Sheet:

	Classification on the Balance Sheet	June 30, 2024	December 31, 2023

Assets
Operating lease assets	Operating lease right of use assets	1,635	1,864
Total lease assets		$1,635	$1,864

Liabilities
Current
Operating lease liabilities	Other accrued expenses	319	377
Total current lease liabilities		$319	$377
Noncurrent
Operating lease liabilities	Operating lease liabilities, net of current portion	1,286	1,472
Total long-term lease liabilities		1,286	1,472
Total lease liabilities		$1,605	$1,849

The weighted average remaining lease term for the Company’s operating leases was 3.9 years as of June 30, 2024 and the weighted average discount rate for those leases was 11.9%. Total operating lease expense from continuing operations under these agreements for both the three months ended June 30, 2024 and 2023 was approximately $0.2 million and for the six months ended June 30, 2024 and 2023 was approximately $0.3 million and $0.4 million, respectively. Total cash paid under these agreements for both the six months ended June 30, 2024 and 2023 was approximately $0.4 million, respectively. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.”

The table below reconciles the cash flows to the lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2024:

Operating Leases
2024 - remaining six months	$268
2025	450
2026	500
2027	550
2028	275
Total minimum lease payments	2,043
Less: amount of lease payments representing effects of discounting	438
Present value of future minimum lease payments	1,605
Less: current obligations under leases	319
Long-term lease obligations	$1,286

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

9. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Accrued royalties	$7,010	$6,268
Contingent consideration	30	453
Operating lease liability	319	377
Accrued sales and marketing - diagnostics	28	43
Accrued lab costs - diagnostics	103	68
Accrued professional fees	162	241
Taxes payable	308	261
All others	622	490
Total other accrued expenses	$8,582	$8,201

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

There were no stock option awards issued during the six months ended June 30, 2024 and June 30, 2023.

The Company recognized approximately $0.1 million and $0.2 million of stock-based compensation expense within continuing operations during the three-month periods ended June 30, 2024 and 2023, respectively and approximately $0.1 million and $0.3 million for the six-month periods ended June 30, 2024 and 2023, respectively. The following table has a breakout of stock-based compensation expense from continuing operations by line item.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Cost of revenue	$-	$12	$4	$26
Sales and marketing	23	30	53	60
General and administrative	30	115	75	263
Total stock compensation expense	$53	$157	$132	$349

11. INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on income from continuing operations and the effective tax rate for the three- and six-month periods ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Provision for income tax	$4	$4	$8	$8
Effective income tax rate	0.2%	1.0%	0.3%	1.0%

Income tax expense for both periods was primarily due to state franchise taxes.

Other long-term liabilities consisted of uncertain tax positions as of June 30, 2024 and December 31, 2023.

12. SEGMENT INFORMATION

We operate under one segment which is the business of developing and selling clinical services.

13. NOTES PAYABLE

BroadOak Loan

On October 29, 2021, the Company and its subsidiaries entered into the Term Loan with BroadOak, providing for a term loan in the aggregate principal amount of $8,000,000. Funding of the Term Loan took place on November 1, 2021. The Term Loan was scheduled to mature upon the earlier of (i) October 31, 2024 or (ii) the occurrence of a change in control, and bears interest at the rate of 9% per annum. The Term Loan is secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets and was subordinate to the Company’s $7,500,000 revolving credit facility with Comerica Bank. See Note 16, Revolving Line of Credit. The Term Loan had an origination fee of 3% of the Term Loan amount, and a terminal payment equal to (i) 15% of the original principal amount of the Term Loan if the change of control occurs on or prior to the first anniversary of the funding of the Term Loan, (ii) 20% of the original principal amount of the Term Loan if the change of control occurs after the first anniversary but on or prior to the second anniversary of the funding of the Term Loan and (iii) 30% of the original principal amount of the Term Loan if the change of control occurs after the second anniversary of the funding of the Term Loan, or if the Term Loan is repaid on its maturity date.

The Term Loan contains affirmative and negative restrictive covenants that are applicable from and after the date of the Term Loan advance. These restrictive covenants, which include restrictions on certain mergers, acquisitions, investments, encumbrances, etc., could adversely affect our ability to conduct our business. The Term Loan also contains customary events of default.

The Company concluded that the Note met the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825-10-15-4, and did not meet the definition of any of the financial instruments listed within ASC 825-10-15-5 that are not eligible for the fair value option. The Note is not convertible and does not have any component recorded to stockholders’ deficit. Accordingly, the Company elected the fair value option for the Note.

In May 2022, the Company issued a convertible note to BroadOak, pursuant to which BroadOak funded a term loan in the aggregate principal amount of $2.0 million, which was converted into a subordinated term loan and was added to the outstanding balance of the Term Loan.

On October 24, 2023, the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) with BroadOak. The primary changes to the original Term Loan were as follows:

●	The Company made a one-time payment in an aggregate amount equal to $2,500,000, on October 30, 2023 and applied the payment in full satisfaction of the $3,000,000 Terminal Payment (as defined in the Term Loan). See above regarding the Terminal Payment.

●	Effective November 1, 2023, the interest rate under the Term Loan was reduced from 9% to 8% through the maturity date of October 31, 2024 or earlier, upon the occurrence of a change in control (“Loan Maturity Date”).

●	The Company had the option to request an extension of the Loan Maturity Date in writing no less than sixty days prior to the Loan Maturity Date. If BroadOak agreed to the extension, the Loan Maturity Date would automatically be extended.

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

The balance of the loan outstanding at June 30, 2024 was $7.4 million.

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosures of Non-Cash Activities

(in thousands)

	Six Months Ended
	June 30,
	2024	2023

Taxes accrued for repurchase of restricted shares	$16	$9
Purchase of property and equipment included in accounts payable	230	29

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

As of the date of this report, each of 1315 Capital and Ampersand has appointed one director to the Board, and each has not appointed a second director to the Board.

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

Mandatory Conversion

If the Company consummates the sale of shares of common stock to the public in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act pursuant to which the price of the common stock in such offering is at least equal to twelve dollars ($12.00) (subject to adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization affecting such shares) and such offering does not include warrants (or any other convertible security) and results in at least $25,000,000 in proceeds, net of the underwriting discount and commissions, to the Company, and the common stock continues to be listed for trading on the Nasdaq Capital Market or another exchange, all outstanding shares of Series B Preferred Stock will automatically be converted into shares of common stock, at the then effective Series B Conversion Ratio (as defined in the Certificate of Designation).

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

As of June 30, 2024 and December 31, 2023, there were 47,000 issued and outstanding shares of Series B Preferred Stock, respectively.

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	our history of operating losses prior to fiscal 2023;

●	our expectations of future revenues, expenditures, capital or other funding requirements;

●	our reliance on Medicare reimbursement for our clinical services and our being subject to decisions of the Center for Medicare and Medicaid Services (“CMS”) regarding reimbursement and pricing of our clinical services which could have a material adverse effect on our business and financial results;

●	our ability to continue to perform, bill and receive reimbursement for our PancraGEN® molecular test long-term under the existing local coverage determination (“LCD”), given that such LCD is currently under review by Novitas, the Company’s Medicare administrative contractor;

●	our secured lender has the right to foreclose on substantially all of our assets if we are unable to timely repay our outstanding obligations;

●	our dependence on sales and reimbursements from our clinical services for all of our revenue;

●	the ability to continue to generate sufficient revenue from our clinical service products and other products and/or solutions that we develop in the future is important for our ability to meet our financial and other targets;

●	our ability to finance our business on acceptable terms in the future, which may limit the ability to grow our business, develop and commercialize products and services, develop and commercialize new molecular clinical service solutions and technologies;

●	our obligations to make royalty and milestone payments to our licensors;

●	our dependence on third parties for the supply of some of the materials used in our clinical services tests;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (“LDTs”), pricing of our tests and services and patient access limitations;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our being subject to the controlling interests of our two private equity investors who control, on an as-converted basis, an aggregate of 64.2% of our outstanding shares of common stock through their holdings of our Series B Preferred Stock, and this concentration of ownership along with their authority for designation rights for a majority of our directors and their right to approve certain of our actions has a substantial influence on our decisions;

●	the delisting of our common stock from Nasdaq has adversely affected and may continue to adversely affect our common stock and business and financial condition;

●	geopolitical and other economic and political conditions or events (such as the wars in Ukraine and Israel/Gaza);

●	our ability to implement our business strategy; and

●	the potential impact of existing and future contingent liabilities on our financial condition.

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

Impact of Our Reliance on CMS and Novitas

Along with many laboratories, we may be affected by the Proposed LCD DL39365, which is currently under consideration by our local Medicare Administrative Contractor, Novitas. If finalized, this Proposed LCD, which governs “Genetic Testing for Oncology,” could impact the existing Medicare coverage for one of our molecular tests, PancraGEN®. On June 5, 2023 we announced that Novitas issued the final LCD of Genetic Testing for Oncology (L39365) which, if finalized, would have established non-coverage for the Company’s widely used PancraGEN® test effective July 17, 2023. On July 6, 2023, Novitas announced that it would not be implementing the final Genetic Testing for Oncology LCD (L39365) as scheduled on July 17, 2023. Novitas then issued a new virtually identical proposed LCD affecting the same companies and tests and reaching the same conclusions as noted in the previously rescinded LCD on July 27, 2023. In response, the Company participated in a public meeting presentation and submitted detailed written comments supporting the use of PancraGEN®. The timing and content of any final implemented LCD is uncertain at this time; the process could potentially take a year or longer from issuance of the updated proposed LCD to reach a conclusion. On July 29, 2024 the Company announced that CMS granted Novitas an undefined extension to the final decision for the LCD. As a result, we are able to continue offering PancraGEN® and the related Point2® fluid chemistry tests for amylase, CEA, and glucose. In the event Novitas ultimately restricts coverage for the PancraGEN® test, the Company’s liquidity could be negatively impacted.

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

Historically, the FDA has exercised enforcement discretion over most LDTs. On April 29, 2024, however, the FDA published a final rule on LDTs, in which FDA outlines its plans to end enforcement discretion for many LDTs in five stages over a four-year period. In Phase 1 (effective May 6, 2025), clinical laboratories running LDTs will be required to comply with medical device (adverse event) reporting and correction/removal reporting requirements, as well as requirements for maintenance of complaint files under the FDA’s quality systems regulation (QSR). In Phase 2 (effective May 6, 2026), clinical laboratories will be required to comply with all other device requirements (e.g., registration/listing, labeling, investigational use), except for the remaining QSR requirements and premarket review. In Phase 3 (effective May 6, 2027), clinical laboratories will be required to comply with all remaining applicable QSR requirements. In Phase 4 (effective ~November 6, 2027), clinical laboratories will be required to comply with premarket review requirements for high-risk tests (i.e., tests subject to the premarket approval (PMA) requirement). Finally, in Phase 5 (effective May 6, 2028), clinical laboratories will be required to comply with premarket review requirements for moderate- and low-risk tests (i.e., tests subject to the de novo or 510(k) requirement).

Under the final rule, several types of tests will be eligible for some degree of continued enforcement discretion. For example, LDTs approved by the New York State Department of Health will be exempt from premarket review requirements but will remain subject to the requirements of Phases 1 through 3. Similarly, LDTs first marketed prior to May 6, 2024 that are not subsequently modified, or are modified only in certain limited ways, will be exempt from the premarket review and most quality systems requirements, but will remain subject to the requirements of Phases 1 and 2. The FDA notes, however, that it retains discretion to pursue enforcement action for violations of the Federal Food, Drug and Cosmetic Act at any time and intends to do so when appropriate. The FDA further explains that it may update any of the enforcement discretion policies set forth in the final rule as circumstances warrant or if the circumstances that inform those policies change, consistent with the FDA’s good guidance practices.

To the extent the FDA ultimately regulates certain LDTs, our LDTs may be subject to certain additional regulatory requirements. Complying with the FDA’s requirements can be expensive, time-consuming, and subject us to significant or unanticipated delays. Insofar as we may be required to obtain premarket clearance or approval to perform or continue performing an LDT, we cannot assure you that we will be able to obtain such authorization. Even if we obtain regulatory clearance or approval where required, such authorization may not be for the intended uses that we believe are commercially attractive or are critical to the commercial success of our tests. As a result, the application of the FDA’s requirements to our tests could materially and adversely affect our business, financial condition, and results of operations.

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

Whether via statute, regulation, or sub-regulatory action, any FDA effort to end enforcement discretion for LDTs is likely to continue to be met with resistance by certain sections of industry. On May 29, 2024, the American Clinical Laboratory Association filed a lawsuit challenging the April 2024 LDT final rule, in which the plaintiffs argue that FDA lacks authority to regulate LDTs as medical devices. We cannot predict the likelihood of success of this or any other such actions, nor can we quantify the effect of such efforts on our business.

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

Condensed Consolidated Results of Continuing Operations for the Quarter Ended June 30, 2024 Compared to the Quarter Ended June 30, 2023 (unaudited, in thousands)

	Three Months Ended June 30,
	2024	2024	2023	2023
		% to		% to
		revenue		revenue

Revenue, net	$12,042	100.0%	$11,026	100.0%
Cost of revenue	4,611	38.3%	4,191	38.0%
Gross profit	7,431	61.7%	6,835	62.0%
Operating expenses:
Sales and marketing	2,887	24.0%	2,605	23.6%
Research and development	146	1.2%	186	1.7%
General and administrative	2,141	17.8%	2,894	26.2%
Acquisition related amortization expense	-	0.0%	318	2.9%
Total operating expenses	5,174	43.0%	6,003	54.4%

Operating income	2,257	18.7%	832	7.5%
Interest accretion expense	(12)	-0.1%	(31)	-0.3%
Note payable interest	(176)	-1.5%	(228)	-2.1%
Other income (expense), net	71	0.6%	(174)	-1.6%
Income from continuing operations before tax	2,140	17.8%	399	3.6%
Provision for income taxes	4	0.0%	4	0.0%
Income from continuing operations	2,136	17.7%	395	3.6%

Loss from discontinued operations, net of tax	(74)	-0.6%	(220)	-2.0%

Net income	$2,062	17.1%	$175	1.6%

Revenue, net

Revenue, net for the three months ended June 30, 2024 increased by $1.0 million, or 9%, to $12.0 million, compared to $11.0 million for the three months ended June 30, 2023. The increase in net revenue was largely driven by increased test volumes as compared to the prior year.

Cost of revenue

Consolidated cost of revenue for the three months ended June 30, 2024 was $4.6 million, as compared to $4.2 million for the three months ended June 30, 2023. As a percentage of revenue, cost of revenue was approximately 38% for both the three months ended June 30, 2024 and the three months ended June 30, 2023.

Gross profit

Consolidated gross profit was approximately $7.4 million for the three months ended June 30, 2024 and $6.8 million for the three months ended June 30, 2023. The gross profit percentage was approximately 62% for both the three months ended June 30, 3024 and June 30, 2023, respectively.

Sales and marketing expense

Sales and marketing expense was approximately $2.9 million for the three months ended June 30, 2024 and $2.6 million for the three months ended June 30, 2023. The increase was primarily attributable to increased headcount and related employee costs. As a percentage of revenue, sales and marketing expense was approximately 24% in both periods.

Research and development

Research and development expense was approximately $0.1 million for the three months ended June 30, 2024 and $0.2 million for the three months ended June 30, 2023. As a percentage of revenue, research and development expense decreased to 1% from 2% in the comparable prior year period.

General and administrative

General and administrative expense was approximately $2.1 million for the three months ended June 30, 2024 and $2.9 million for the three months ended June 30, 2023. The decrease can be primarily attributed to a decrease in legal and related professional fees.

Acquisition amortization expense

During the three months ended June 30, 2023, we recorded amortization expense of approximately $0.3 million, which was related to intangible assets associated with prior acquisitions. There was no amortization expense during the three months ended June 30, 2024.

Operating income

Operating income from continuing operations was $2.3 million for the three months ended June 30, 2024 as compared to operating income from continuing operations of $0.8 million for the three months ended June 30, 2023. The increase in operating income from continuing operations was primarily attributable to the increase in revenue and lower general and administrative expenses discussed above.

Provision for income taxes

Income tax expense was approximately $4,000 for both the three months ended June 30, 2024 and the three months ended June 30, 2023.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.1 million for the three months ended June 30, 2024 and a loss from discontinued operations of approximately $0.2 million for the three months ended June 30, 2023.

Condensed Consolidated Results of Continuing Operations for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023 (unaudited, in thousands)

	Six Months Ended June 30,
	2024	2024	2023	2023
		% to		% to
		revenue		revenue

Revenue, net	$22,314	100.0%	$20,853	100.0%
Cost of revenue	8,812	39.5%	8,039	38.6%
Gross profit	13,502	60.5%	12,814	61.4%
Operating expenses:
Sales and marketing	5,707	25.6%	4,947	23.7%
Research and development	283	1.3%	335	1.6%
General and administrative	4,381	19.6%	5,389	25.8%
Acquisition related amortization expense	-	0.0%	635	3.0%
Total operating expenses	10,371	46.5%	11,306	54.2%

Operating income	3,131	14.0%	1,508	7.2%
Interest accretion expense	(30)	-0.1%	(66)	-0.3%
Note payable interest	(373)	-1.7%	(453)	-2.2%
Other expense, net	(12)	-0.1%	(156)	-0.7%
Income from continuing operations before tax	2,716	12.2%	833	4.0%
Provision for income taxes	8	0.0%	8	0.0%
Income from continuing operations	2,708	12.1%	825	4.0%

Loss from discontinued operations, net of tax	(178)	-0.8%	(299)	-1.4%

Net income	$2,530	11.3%	$526	2.5%

Revenue, net

Revenue, net for the six months ended June 30, 2024 increased by $1.5 million, or 7%, to $22.3 million, compared to $20.9 million for the six months ended June 30, 2023. The increase in net revenue was largely driven by increased test volumes as compared to the prior year.

Cost of revenue

Consolidated cost of revenue for the six months ended June 30, 2024 was $8.8 million, as compared to $8.0 million for the six months ended June 30, 2023. As a percentage of revenue, cost of revenue was approximately 40% for the six months ended June 30, 2024 as compared to 39% for the six months ended June 30, 2023.

Gross profit

Consolidated gross profit was approximately $13.5 million for the six months ended June 30, 2024 and $12.8 million for the six months ended June 30, 2023. The gross profit percentage was approximately 60% for the six months ended June 30, 3024 and 61% for the six months ended June 30, 2023. The increase was primarily due to the increase in revenue discussed above.

Sales and marketing expense

Sales and marketing expense was approximately $5.7 million for the six months ended June 30, 2024 and $4.9 million for the six months ended June 30, 2023. The increase was primarily due to increased employee costs. As a percentage of revenue, sales and marketing expense increased to 26% from 24% in the comparable prior year period due to the increase in sales and marketing expense.

Research and development

Research and development expense was approximately $0.3 million for both the six months ended June 30, 2024 and June 30, 2023, respectively. As a percentage of revenue, research and development expense decreased to 1% from 2% in the comparable prior year period.

General and administrative

General and administrative expense was approximately $4.4 million for the six months ended June 30, 2024 and $5.4 million for the three months ended June 30, 2023. The decrease can be primarily attributed to a decrease in legal and related professional fees.

Acquisition amortization expense

During the six months ended June 30, 2023, we recorded amortization expense of approximately $0.6 million, which was related to intangible assets associated with prior acquisitions. There was no amortization expense during the six months ended June 30, 2024.

Operating income

Operating income from continuing operations was $3.1 million for the six months ended June 30, 2024 as compared to operating income from continuing operations of $1.5 million for the six months ended June 30, 2023. The increase in operating income from continuing operations was primarily attributable to the increase in revenue and lower general and administrative expenses discussed above.

Provision for income taxes

Income tax expense was approximately $8,000 for both the six months ended June 30, 2024 and June 30, 2023.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.2 million for the six months ended June 30, 2024 and a loss from discontinued operations of approximately $0.3 million for the six months ended June 30, 2023.

Non-GAAP Financial Measures

In addition to the United States generally accepted accounting principles (“GAAP”), results provided throughout this document, we have provided certain non-GAAP financial measures to help evaluate the results of our performance. We believe that these non-GAAP financial measures, when presented in conjunction with comparable GAAP financial measures, are useful to both management and investors in analyzing our ongoing business and operating performance. We believe that providing the non-GAAP information to investors, in addition to the GAAP presentation, allows investors to view our financial results in the way that management views financial results.

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

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Income from continuing operations (GAAP Basis)	$2,136	$395	$2,708	$825
Depreciation and amortization	67	357	119	714
Stock-based compensation	53	157	132	349
Taxes expense	4	4	8	8
Interest accretion expense	12	31	30	66
Note payable interest	176	228	373	453
Interest income	(14)	(13)	(29)	(13)
Change in fair value of note payable	(57)	165	41	142
Adjusted EBITDA	$2,377	$1,324	$3,382	$2,544

LIQUIDITY AND CAPITAL RESOURCES

In October 2021, the Company entered into a Loan and Security Agreement with BroadOak, providing for a term loan in the aggregate principal amount of $8,000,000 (the “Term Loan”). Funding of the Term Loan took place on November 1, 2021. The Term Loan was scheduled to mature upon the earlier of (i) October 31, 2024 or (ii) the occurrence of a change in control, and bears interest at the rate of 9% per annum. The Term Loan is secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets and was subordinate to the Company’s former $7,500,000 revolving credit facility with Comerica Bank. The Term Loan has an origination fee of 3% of the Term Loan amount, and a terminal payment equal to (i) 15% of the original principal amount of the Term Loan if the change of control occurs on or prior to the first anniversary of the funding of the Term Loan, (ii) 20% of the original principal amount of the Term Loan if the change of control occurs after the first anniversary but on or prior to the second anniversary of the funding of the Term Loan and (iii) 30% of the original principal amount of the Term Loan if the change of control occurs after the second anniversary of the funding of the Term Loan, or if the Term Loan is repaid on its maturity date. Upon receipt of the term loan, the proceeds were used to repay in full at their maturity the notes extended by Ampersand and 1315 Capital discussed above. See Note 13, Notes Payable, for more details. In May 2022, the Company issued a Convertible Note to BroadOak, pursuant to which BroadOak funded a term loan in the aggregate principal amount of $2.0 million which was converted into a subordinated term loan and was added to the outstanding balance of the Term Loan. See Note 13, Notes Payable, for more details.

On October 24, 2023, the Company entered into a Second Amendment to the Loan and Security Agreement with BroadOak (the “Second Amendment”). The primary changes to the Term Loan were as follows:

●	The Company made a one-time payment in an aggregate amount equal to $2,500,000, on October 30, 2023 and applied the payment in full satisfaction of the $3,000,000 Terminal Payment (as defined in the Term Loan). See Note 13, Notes Payable, regarding the Terminal Payment.

●	Effective November 1, 2023, the interest rate under the Term Loan was reduced from 9% to 8% through the maturity date of October 31, 2024 or earlier, upon the occurrence of a change in control (“Loan Maturity Date”).

●	The Company has the option to request an extension of the Loan Maturity Date in writing no less than sixty days prior to the Loan Maturity Date. If BroadOak agreed to the extension, the Loan Maturity Date would automatically be extended.

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

The Term Loan contains affirmative and negative restrictive covenants, including restrictions on certain mergers, acquisitions, investments and encumbrances which could adversely affect our ability to conduct our business. The Term Loan also contains customary events of default. The balance of the loan at June 30, 2024 was $7.4 million.

For the six months ended June 30, 2024, we had operating income from continuing operations of $3.1 million. As of the six months ended June 30, 2024, we had cash and cash equivalents of $2.0 million, total current assets of $10.2 million and current liabilities of $19.0 million. As of August 2, 2024, we had approximately $1.8 million of cash and cash equivalents.

During the six months ended June 30, 2024, net cash provided by operating activities was $1.3 million. The main component of cash provided by operating activities was our net income of $2.5 million, partially offset by an increase in accounts receivable of $1.2 million. During the six months ended June 30, 2023, net cash provided by operating activities was $1.5 million. The main component of cash provided by operating activities was our net income of $0.5 million, which included non-cash expenses of $1.3 million.

For both periods net cash used in investing activities was primarily related to the purchase of lab equipment.

For the six months ended June 30, 2024, cash used in financing activities was $2.6 million, which were payments made on the BroadOak Term Loan. For the six months ended June 30, 2023, cash used in financing activities was $1.0 million, which were payments made on the Comerica Revolving Line of Credit.

We intend to meet our ongoing capital needs by using our available cash generated from operations as well as through targeted margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options and other strategic alternatives.

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

Further, along with many laboratories, we may be affected by the Proposed LCD DL39365, which is currently under consideration by our local Medicare Administrative Contractor, Novitas. If finalized, this Proposed LCD, which governs “Genetic Testing for Oncology,” could impact the existing Medicare coverage for one of our molecular tests, PancraGEN®. On June 5, 2023 we announced that Novitas issued the final LCD of Genetic Testing for Oncology (L39365) which, if finalized, would have established non-coverage for the Company’s widely used PancraGEN® test effective July 17, 2023. On July 6, 2023, Novitas announced that it would not be implementing the final Genetic Testing for Oncology LCD (L39365) as scheduled on July 17, 2023. Novitas then issued a new virtually identical proposed LCD affecting the same companies and tests and reaching the same conclusions as noted in the previously rescinded LCD on July 27, 2023. In response, the Company participated in a public meeting presentation and submitted detailed written comments supporting the use of PancraGEN®. The timing and content of any final implemented LCD is uncertain at this time; the process could potentially take a year or longer from issuance of the updated proposed LCD to reach a conclusion. On July 29, 2024 the Company announced that CMS granted Novitas an undefined extension to the final decision for the LCD. As a result, we are able to continue offering PancraGEN® and the related Point2® fluid chemistry tests for amylase, CEA, and glucose. In the event Novitas ultimately restricts coverage for the PancraGEN® test, the Company’s liquidity could be negatively impacted.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on management’s evaluation of the Company’s disclosure controls and procedures, the principal executive officer and principal financial officer of the Company identified a material weakness in the Company’s internal control over financial reporting in the quarterly period ended March 31, 2024 related to the timing of revenue recognition based on the Company’s revenue recognition policy and have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024 as a result of such material weakness in the Company’s internal control over financial reporting.

The Company has adopted a remediation plan, pursuant to which the Company plans to amend its internal controls to mitigate the material weakness, which was identified by management, including by updating its procedures regarding the testing of revenue recognition, and reviewing the procedures which ensure that revenue is recorded in the period in which it is earned. The Company believes implementation of these processes and appropriate testing of their effectiveness will remediate the material weakness in the Company’s internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

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

On April 29, 2024, however, the FDA published a final rule on LDTs, in which FDA outlines its plans to end enforcement discretion for many LDTs in five stages over a four-year period. In Phase 1 (effective May 6, 2025), clinical laboratories running LDTs will be required to comply with medical device (adverse event) reporting and correction/removal reporting requirements, as well as requirements for maintenance of complaint files under the FDA’s quality systems regulation (QSR). In Phase 2 (effective May 6, 2026), clinical laboratories will be required to comply with all other device requirements (e.g., registration/listing, labeling, investigational use), except for the remaining QSR requirements and premarket review. In Phase 3 (effective May 6, 2027), clinical laboratories will be required to comply with all remaining applicable QSR requirements. In Phase 4 (effective ~November 6, 2027), clinical laboratories will be required to comply with premarket review requirements for high-risk tests (i.e., tests subject to the premarket approval (PMA) requirement). Finally, in Phase 5 (effective May 6, 2028), clinical laboratories will be required to comply with premarket review requirements for moderate- and low-risk tests (i.e., tests subject to the de novo or 510(k) requirement).

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

On May 29, 2024, the American Clinical Laboratory Association filed a lawsuit challenging the FDA’s authority to regulate LDTs as medical devices under the Federal Food, Drug, and Cosmetic Act. The outcome of this lawsuit is uncertain at this time.

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

Date: August 8, 2024	Interpace Biosciences, Inc.
(Registrant)

/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	/s/ Christopher McCarthy
Christopher McCarthy
Chief Financial Officer
(Principal Financial Officer)

