Form 10-Q
period 2024-09-30
INTERPACE BIOSCIENCES, INC.
filed 2024-11-08
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding November 1, 2024
Common Stock, par value $0.01 per share	4,404,795

INTERPACE BIOSICENCES, INC.

FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,113	$3,498
Accounts receivable, net of allowance for credit loss of $26 and $0, respectively	7,293	4,983
Other current assets	1,704	1,841
Total current assets	11,110	10,322
Property and equipment, net	1,352	790
Operating lease right of use assets	1,532	1,864
Other long-term assets	45	45
Total assets	$14,039	$13,021

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,701	$1,544
Accrued salary and bonus	1,687	1,969
Other accrued expenses	9,033	8,201
Note payable at fair value, current	5,688	5,100
Current liabilities of discontinued operations	660	660
Total current liabilities	18,769	17,474
Operating lease liabilities, net of current portion	1,189	1,472
Note payable at fair value	-	4,243
Other long-term liabilities	5,227	4,968
Total liabilities	25,185	28,157

Commitments and contingencies (Note 8)

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized,47,000 shares Series B issued and outstanding	46,536	46,536

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,532,991 and 4,447,489 shares issued, respectively; 4,404,795 and 4,351,445 shares outstanding, respectively	406	405
Additional paid-in capital	188,363	188,146
Accumulated deficit	(244,405)	(248,215)
Treasury stock, at cost (128,196 and 96,044 shares, respectively)	(2,046)	(2,008)
Total stockholders’ deficit	(57,682)	(61,672)
Total liabilities and stockholders’ deficit	(32,497)	(33,515)

Total liabilities, preferred stock and stockholders’ deficit	$14,039	$13,021

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023

Revenue, net	$12,295	$9,078	$34,610	$29,931
Cost of revenue	4,789	4,124	13,602	12,163
Gross profit	7,506	4,954	21,008	17,768
Operating expenses:
Sales and marketing	2,864	2,498	8,571	7,444
Research and development	199	149	483	484
General and administrative	2,538	2,124	6,918	7,515
Acquisition related amortization expense	-	199	-	834
Total operating expenses	5,601	4,970	15,972	16,277

Operating income (loss) from continuing operations	1,905	(16)	5,036	1,491
Interest accretion expense	(4)	(26)	(34)	(92)
Note payable interest	(141)	(230)	(514)	(682)
Other expense, net	(394)	(252)	(406)	(408)
Income (loss) from continuing operations before tax	1,366	(524)	4,082	309
Provision for income taxes	4	4	12	12
Income (loss) from continuing operations	1,362	(528)	4,070	297

Loss from discontinued operations, net of tax	(82)	(86)	(260)	(385)

Net income (loss)	$1,280	$(614)	$3,810	$(88)

Basic income (loss) per share of common stock:
From continuing operations	$0.31	$(0.12)	$0.93	$0.07
From discontinued operations	(0.02)	(0.02)	(0.06)	(0.09)
Net income (loss) per basic share of common stock	$0.29	$(0.14)	$0.87	$(0.02)

Diluted income (loss) per share of common stock:
From continuing operations	$0.31	$(0.12)	$0.92	$0.07
From discontinued operations	(0.02)	(0.02)	(0.05)	(0.09)
Net income (loss) per diluted share of common stock	$0.29	$(0.14)	$0.87	$(0.02)

Weighted average number of common shares and common share equivalents outstanding:
Basic	4,393	4,319	4,380	4,313
Diluted	4,423	4,319	4,404	4,355

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited, in thousands)

					Additional
	Common Stock		Treasury Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance -December 31, 2022	4,367,830	$405	71,120	$(1,976)	$187,516	$(249,017)	$(63,072)

Issuance of common stock	22,996	-	-	-	-	-	-
Treasury stock purchased		-	8,292	(9)	-	-	(9)
Stock-based compensation expense	-	-	-	-	192	-	192
Net income	-	-	-	-	-	351	351
Balance -March 31, 2023	4,390,826	$405	79,412	$(1,985)	$187,708	$(248,666)	$(62,538)

Stock-based compensation expense	-	-	-	-	157	-	157
Net income	-	-	-	-	-	175	175

Balance -June 30, 2023	4,390,826	$405	79,412	$(1,985)	$187,865	$(248,491)	$(62,206)

Issuance of common stock	16,666	-	-	-	-	-	-
Treasury stock purchased	-	-	6,308	(12)	-	-	(12)
Stock-based compensation expense	-	-	-	-	152	-	152
Net loss	-	-	-	-	-	(614)	(614)

Balance -September 30, 2023	4,407,492	$405	85,720	$(1,997)	$188,017	$(249,105)	$(62,680)

Balance -December 31, 2023	4,447,489	$405	96,044	$(2,008)	$188,146	$(248,215)	$(61,672)

Issuance of common stock	39,668	1	-	-	(1)	-	-
Treasury stock purchased	-	-	14,715	(16)	-	-	(16)
Stock-based compensation expense	-	-	-	-	79	-	79
Net income	-	-	-	-	-	468	468
Balance -March 31, 2024	4,487,157	$406	110,759	$(2,024)	$188,224	$(247,747)	$(61,141)

Stock-based compensation expense	-	-	-	-	53	-	53
Net income	-	-	-	-	-	2,062	2,062

Balance -June 30, 2024	4,487,157	$406	110,759	$(2,024)	$188,277	$(245,685)	$(59,026)

Issuance of common stock	45,834	-	-	-	-	-	-
Treasury stock purchased	-	-	17,437	(22)	-	-	(22)
Stock-based compensation expense	-	-	-	-	86	-	86
Net income	-	-	-	-	-	1,280	1,280

Balance -September 30, 2024	4,532,991	$406	128,196	$(2,046)	$188,363	$(244,405)	$(57,682)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For The Nine Months Ended September 30,
	2024	2023

Cash Flows From Operating Activities
Net income (loss)	$3,810	$(88)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	205	954
Interest accretion expense	34	92
Amortization of deferred financing fees	-	42
Stock-based compensation	218	501
Bad debt expense reversal	(100)	-
Credit loss expense	26	-
Change in fair value of note payable	445	400
Amortization on operating lease right of use asset	332	461
Other changes in operating assets and liabilities:
Accounts receivable	(2,336)	202
Other current assets	237	176
Accounts payable	137	228
Accrued salaries and bonus	(320)	(157)
Other accrued expenses	870	(118)
Operating lease liabilities	(355)	(292)
Other long-term liabilities	259	248
Net cash provided by operating activities	3,462	2,649

Cash Flows From Investing Activity
Working capital adjustment on sale of Interpace Pharma Solutions	-	(117)
Proceeds from sale of Interpce Pharma Solutions, net	-	500
Purchase of property and equipment	(747)	(328)
Net cash (used in) provided by investing activities	(747)	55

Cash Flows From Financing Activities
Payments made on note payable	(4,100)	-
Payments on line of credit	-	(2,500)
Net cash used in financing activities	(4,100)	(2,500)

Net (decrease) increase in cash and cash equivalents	(1,385)	204
Cash and cash equivalents from continuing operations– beginning	3,498	4,828
Cash and cash equivalents from discontinued operations– beginning	-	-
Cash and cash equivalents – beginning	$3,498	$4,828
Cash and cash equivalents from continuing operations– ending	$2,113	$5,032
Cash and cash equivalents from discontinued operations– ending	-	-
Cash and cash equivalents – ending	$2,113	$5,032

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

The Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, InServe Support Solutions; and TVG, Inc., its Commercial Services business unit, which was sold on December 22, 2015 and its Interpace Pharma Solutions business (“Pharma Solutions”) which was sold on August 31, 2022. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three-month period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

3. LIQUIDITY

In October 2021, the Company entered into a $7.5 million revolving credit facility with Comerica Bank (“Comerica”) (the “Comerica Loan Agreement”). In February 2024, the Company terminated the Comerica Loan Agreement. The Company did not owe anything outstanding on the line of credit at the time of termination and does not owe anything further to Comerica. See Note 16, Revolving Line of Credit. Also in October 2021, the Company entered into an $8.0 million term loan with BroadOak Fund V, L.P. (“BroadOak”) (the “Term Loan”), the proceeds of which were used to repay in full at their maturity the existing secured promissory note with Ampersand Capital Partners (“Ampersand”) and 1315 Capital II, L.P (“1315 Capital”). In May 2022, the Company entered into a Subordinated Convertible Promissory Note agreement with BroadOak for an additional $2.0 million (the “Convertible Note”), which was converted into a subordinated term loan and was added to the outstanding Term Loan balance. The Term Loan has been subsequently amended. See Note 13, Notes Payable, for more details.

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

For the nine months ended September 30, 2024, the Company had operating income from continuing operations of $5.0 million. As of September 30, 2024, the Company had cash and cash equivalents of $2.1 million, total current assets of $11.1 million and current liabilities of $18.8 million. As of November 1, 2024, the Company had approximately $1.8 million of cash and cash equivalents.

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

On October 10, 2024, Ampersand and 1315 Capital exchanged (the “Exchange”) 47,000 shares of the Company’s Series B convertible preferred stock of the Company, par value $0.01 per share (the “Series B Preferred Stock”) for 47,000 shares of the Company’s Series C Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”). See Note 18, Subsequent Events. The Company believes that the 47,000 shares of Series C Preferred Stock will constitute stockholders’ equity under generally accepted accounting principles. The Exchange is the first significant step for the Company to seek an uplisting of its common stock to Nasdaq. Other steps may need to be taken in order to satisfy Nasdaq listing requirements, including meeting Nasdaq’s stockholder equity and minimum bid price requirements. The Company believes that a Nasdaq listing would assist it in raising additional capital, increasing investor interest and trading volume in its common stock, and pursuing acquisitions. No assurance can be given that a Nasdaq listing will be achieved.

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

4. DISCONTINUED OPERATIONS

Liabilities classified as discontinued operations as of both September 30, 2024 and December 31, 2023 consists of accrued expenses which are liabilities related to the former Commercial Services business unit.

The table below presents the significant components of its former Pharma Solutions business unit’s results included within loss from discontinued operations, net of tax in the condensed consolidated statements of operations for the three- and nine months ended September 30, 2024 and 2023.

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue, net	$-	$-	$-	$-

Loss from discontinued operations	-	-	-	(137)
Income tax expense	82	86	260	248
Loss from discontinued operations, net of tax	$(82)	$(86)	$(260)	$(385)

Cash used from discontinued operations, operating activities, was $20,000, and provided by investing activities was $0.4 million for the nine months ended September 30, 2023. There was no cash used from discontinued operations for the nine months ended September 30, 2024. There was no depreciation and amortization expense for the three or nine months ended September 30, 2024 and September 30, 2023, respectively, in discontinued operations.

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

Financing and Payment

For non-Medicare claims, our payment terms vary by payer category. Payment terms for direct-payers in our clinical services are typically thirty days and in our now discontinued pharma services, were up to sixty days. Commercial third-party-payers are required to respond to a claim within a time period established by their respective state regulations, generally between thirty to sixty days. However, payment for commercial third-party claims may be subject to a denial and appeal process, which could take up to two years in some instances where multiple appeals are submitted. The Company generally appeals all denials from commercial third-party payers. We bill Medicare directly for tests performed for Medicare patients and must accept Medicare’s fee schedule for the covered tests as payment in full.

Costs to Obtain or Fulfill a Customer Contract

Sales commissions are expensed in the period in which they have been earned. These costs are recorded in sales and marketing expense in the condensed consolidated statements of operations.

Accounts Receivable

The Company’s accounts receivable represent unconditional rights to consideration and are generated using its clinical services. The Company’s clinical services are fulfilled upon completion of the test, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payer or direct-bill payer. Contractual adjustments represent the difference between the list prices and the reimbursement rates set by third-party payers, including Medicare, commercial payers, and amounts billed to direct-bill payers. Specific accounts may be written off after several appeals, which in some cases may take longer than twelve months. The allowance for credit losses balance was $26,000 and $0 at September 30, 2024 and December 31, 2023, respectively.

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

Other Current Assets

Other current assets consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Lab supplies	$1,220	$1,227
Prepaid expenses	441	590
Other	43	24
Total other current assets	$1,704	$1,841

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

Basic and Diluted Net Income (Loss) per Share

A reconciliation of the number of shares of common stock, par value $0.01 per share, used in the calculation of basic and diluted income (loss) per share for the three- and nine-month periods ended September 30, 2024 and 2023 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Basic weighted average number of common shares	4,393	4,319	4,380	4,313
Potential dilutive effect of stock-based awards	30	-	24	42
Diluted weighted average number
of common shares	4,423	4,319	4,404	4,355

The Company’s Series B Redeemable Preferred Stock, on an as converted basis into common stock of 7,833,334 shares for the three- and nine-months ended September 30, 2024, and the following outstanding stock-based awards, were excluded from the computation of the effect of dilutive securities on income (loss) per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Options	288	469	288	394
Restricted stock units (RSUs)	145	277	145	277
	433	746	433	671

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

	As of September 30, 2024		Fair Value Measurements
		Fair	As of September 30, 2024
	Amount	Value	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration:
Asuragen (1)	$-	$-	$-	$-	$-
Note payable:
BroadOak loan	5,900	5,688	-	-	5,688
	$5,900	$5,688	$-	$-	$5,688

(1)	See Note 9, Other Accrued Expenses

	As of December 31, 2023		Fair Value Measurements
	Carrying	Fair	As of December 31, 2023
	Amount	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration:
Asuragen (1)	$453	$453	$-	$-	$453
Note payable:
BroadOak loan	10,000	9,343	-	-	9,343
	$10,453	$9,796	$-	$-	$9,796

(1)	See Note 9, Other Accrued Expenses

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

A roll forward of the carrying value of the Contingent Consideration Liability and BroadOak Loan to September 30, 2024 is as follows:

					Adjustment
					to Fair
	December 31, 2023	Payments	Transferred to Accrued Expenses	Accretion/Interest Accrued	Value/ Mark to Market	September 30, 2024

Asuragen	$453	$-	$(487)	$34	$-	$-

BroadOak loans	9,343	(4,100)	-	-	445	5,688

	$9,796	$(4,100)	$(487)	$34	$445	$5,688

Certain of the Company’s non-financial assets, such as intangible assets are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

7. LEASES

The table below presents the lease-related assets and liabilities recorded in the Condensed Consolidated Balance Sheet:

	Classification on the Balance Sheet	September 30, 2024	December 31, 2023

Assets
Operating lease assets	Operating lease right of use assets	1,532	1,864
Total lease assets		$1,532	$1,864

Liabilities
Current
Operating lease liabilities	Other accrued expenses	305	377
Total current lease liabilities		$305	$377
Noncurrent
Operating lease liabilities	Operating lease liabilities, net of current portion	1,189	1,472
Total long-term lease liabilities		1,189	1,472
Total lease liabilities		$1,494	$1,849

The weighted average remaining lease term for the Company’s operating leases was 3.7 years as of September 30, 2024 and the weighted average discount rate for those leases was 12.0%. Total operating lease expense from continuing operations under these agreements for both the three months ended September 30, 2024 and 2023 was approximately $0.2 million and for the nine months ended September 30, 2024 and 2023 was approximately $0.5 million and $0.6 million, respectively. Total cash paid under these agreements for both the nine months ended September 30, 2024 and 2023 was approximately $0.5 million and $0.6 million respectively. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.”

The table below reconciles the cash flows to the lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2024:

Operating Leases
2024 - remaining three months	$155
2025	450
2026	450
2027	550
2028	275
Total minimum lease payments	1,880
Less: amount of lease payments representing effects of discounting	386
Present value of future minimum lease payments	1,494
Less: current obligations under leases	305
Long-term lease obligations	$1,189

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

The Company could also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; if the indemnity, although applicable, is not performed in accordance with its terms, or if the Company’s liability exceeds the amount of applicable insurance or indemnity.

9. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Accrued royalties	$7,235	$6,268
Contingent consideration	-	453
Operating lease liability	305	377
Accrued sales and marketing	55	43
Accrued lab costs	233	68
Accrued professional fees	369	241
Taxes payable	259	261
All others	577	490
Total other accrued expenses	$9,033	$8,201

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

There were no stock option awards issued during the nine months ended September 30, 2024 and September 30, 2023.

The Company recognized approximately $0.1 million and $0.2 million of stock-based compensation expense within continuing operations during the three-month periods ended September 30, 2024 and 2023, respectively, and approximately $0.2 million and $0.5 million for the nine-month periods ended September 30, 2024 and 2023, respectively. The following table has a breakout of stock-based compensation expense from continuing operations by line item.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Cost of revenue	$-	$13	$4	$39
Sales and marketing	28	31	81	92
General and administrative	58	108	133	370
Total stock compensation expense	$86	$152	$218	$501

11. INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on income from continuing operations and the effective tax rate for the three- and nine-month periods ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Provision for income tax	$4	$4	$12	$12
Effective income tax rate	0.3%	(0.8%)	0.3%	3.9%

Income tax expense for both periods was primarily due to state franchise taxes.

Other long-term liabilities consisted of uncertain tax positions as of September 30, 2024 and December 31, 2023.

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

The Company concluded that the Term Loan met the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825-10-15-4, and did not meet the definition of any of the financial instruments listed within ASC 825-10-15-5 that are not eligible for the fair value option. The Note is not convertible and does not have any component recorded to stockholders’ deficit. Accordingly, the Company elected the fair value option for the Note.

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

The balance of the loan outstanding at September 30, 2024 was $5.9 million.

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosures of Non-Cash Activities

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023

Taxes accrued for repurchase of restricted shares	$38	$21
Purchase of property and equipment included in accounts payable	20	74

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

In addition, the Company agreed to exchange $27.0 million of the Company’s existing Series A convertible preferred stock, par value $0.01 per share, held by Ampersand (the “Series A Preferred Stock”), represented by 270 shares of Series A Preferred Stock with a stated value of $100,000 per share, which represents all of the Company’s issued and outstanding Series A Preferred Stock, for 27,000 newly issued shares of Series B Preferred Stock (such shares of Series B Preferred Stock, the “Exchange Shares” and such transaction, the “Exchange”). Following the Exchange, no shares of Series A Preferred Stock remained designated, authorized, issued or outstanding. The Series B Preferred Stock has a conversion price of $6.00. On October 10, 2024, the Investors (as defined below) exchanged their shares of Series B Preferred Stock for shares of Series C Preferred Stock with a conversion price of $2.02. See Note 18, Subsequent Events.

Voting

On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series B Preferred Stock will be entitled to cast the number of votes equal to the number of whole shares of the Company’s common stock into which the shares of Series B Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”), holders of Series B Preferred Stock will vote together with the holders of common stock as a single class and on an as-converted to common stock basis.

Director Designation Rights

The Series B Certificate of Designation also provides each Investor with the following director designation rights: for so long such Investor holds at least sixty percent (60%) of the Series B Preferred Stock issued to it on the Issuance Date (as defined therein), such Investor will be entitled to elect two directors to the Company’s Board of Directors (the “Board”), provided that one of the directors qualifies as an “independent director” under Rule 5605(a)(2) of the listing rules of the Nasdaq Stock Market (or any successor rule or similar rule promulgated by another exchange on which the Company’s securities are then listed or designated) (“Independent Director”). However, if at any time such Investor holds less than sixty percent (60%), but at least forty percent (40%), of the Series B Preferred Stock issued to them on the Issuance Date, such Investor would only be entitled to elect one director to the Board. Any director elected pursuant to the terms of the Series B Certificate of Designation may be removed without cause by, and only by, the affirmative vote of the holders of Series B Preferred Stock. A vacancy in any directorship filled by the holders of Series B Preferred Stock may be filled only by vote or written consent in lieu of a meeting of such holders of Series B Preferred Stock or by any remaining director or directors elected by such holders of Series B Preferred Stock.

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

Conversion

The Series B Certificate of Designation provides that from and after the Issuance Date and subject to the terms of the Series B Certificate of Designation, each share of Series B Preferred Stock is convertible, at any time and from time to time, at the option of the holder into a number of shares of common stock equal to dividing the amount equal to the greater of the Stated Value of such Series B Preferred Stock, plus any dividends declared but unpaid thereon, or such amount per share as would have been payable had each such share been converted into common stock immediately prior to a liquidation, by six dollars ($6.00) (subject to adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization affecting such shares). The aggregate number of shares of common stock that may be issued through conversion of all of the New Investment Shares and Exchange Shares is 7,833,334 shares (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares).

Mandatory Conversion

If the Company consummates the sale of shares of common stock to the public in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act pursuant to which the price of the common stock in such offering is at least equal to twelve dollars ($12.00) (subject to adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization affecting such shares) and such offering does not include warrants (or any other convertible security) and results in at least $25,000,000 in proceeds, net of the underwriting discount and commissions, to the Company, and the common stock continues to be listed for trading on the Nasdaq Capital Market or another exchange, all outstanding shares of Series B Preferred Stock will automatically be converted into shares of common stock, at the then effective Series B Conversion Ratio (as defined in the Series B Certificate of Designation).

Liquidation

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company or Deemed Liquidation (as defined in the Series B Certificate of Designation) (a “Liquidation”), the holders of shares of Series B Preferred Stock then outstanding will be entitled to be paid out of the assets of the Company available for distribution to its stockholders (on a pari passu basis with the holders of any class or series of preferred stock ranking on liquidation on a parity with the Series B Preferred Stock), and before any payment will be made to the holders of common stock or any other class or series of preferred stock ranking on liquidation junior to the Series B Preferred Stock by reason of their ownership thereof, an amount per share of Series B Preferred Stock equal to the greater of (i) the Stated Value of such share of Series B Preferred Stock, plus any dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had each such share been converted into common stock immediately prior to such Liquidation.

As of September 30, 2024 and December 31, 2023, there were 47,000 issued and outstanding shares of Series B Preferred Stock, respectively. See Note 18, Subsequent Events, for updates regarding the status of the Series B Preferred Stock.

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

Accounting Pronouncements Pending

In November 2023, the FASB modified authoritative guidance within the codification’s Segment Reporting topic (ASC 280), which enhanced the disclosure requirements for significant segment expenses and other segment items. The authoritative guidance will become effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company will adopt the standard as of the effective date.

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

18. SUBSEQUENT EVENTS

On October 10, 2024, the Company and the Investors entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which the Investors exchanged (the “Exchange”) an aggregate of 47,000 shares of the Company’s Series B Preferred Stock, comprised of 28,000 shares of Series B Preferred Stock held by Ampersand and 19,000 shares of Series B Preferred Stock held by 1315 Capital, which represented all of the Company’s issued and outstanding Series B Preferred Stock, for 47,000 newly created shares of Series C Preferred Stock, at an issuance price per share of $1,000. In the Exchange, Ampersand received 28,000 shares of Series C Preferred Stock and 1315 received 19,000 shares of Series C Preferred Stock.

The Series C Preferred Stock is convertible into the Company’s common stock at a conversion price of $2.02 per share of common stock (subject to further adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization affecting such shares) which was the closing price of the common stock on the date of the Exchange Agreement. The Series C Preferred Stock does not have a liquidation preference over the common stock in the event of a sale or dissolution of the Company, does not have director designation rights and includes limited customary protective provisions. The Series B Preferred Stock had a conversion price of $6.00 per share of common stock and included additional protective provisions not applicable to the Series C Preferred Stock, including (i) limitations on the Board to declare dividends, (ii) director designation rights for each of the Investors, (iii) liquidation rights of holders upon “deemed liquidation” events, including a liquidation preference over the common stock, (iv) limitations on the ability to authorize, issue or create debt securities, (v) limitations on the ability to enter into mergers or acquisitions and (vi) limitations on the ability to conduct public offerings of the Company’s common stock. See Note 15, Mezzanine Equity. The Series C Preferred Stock is convertible into 23,267,326 shares of common stock.

In connection with the Exchange, on October 11, 2024 the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Series C Certificate of Designation”), with the Secretary of State of the State of Delaware. The Series C Certificate of Designation set forth the rights and obligations of the Series C Preferred Stock, including with respect to voting rights, conversion rights, certain protective provisions and liquidation rights. Please refer to the Company’s current report on Form 8-K, filed with the SEC on October 15, 2024, for more information.

The closing of the transactions contemplated by the Exchange Agreement occurred on October 11, 2024, following the satisfaction of customary conditions set forth in the Exchange Agreement and did not result in the receipt of any cash proceeds by the Company.

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	our history of operating losses prior to fiscal 2023;

●	our expectations of future revenues, expenditures, capital or other funding requirements;

●	our reliance on Medicare reimbursement for our clinical services and our being subject to decisions of the Center for Medicare and Medicaid Services (“CMS”) regarding reimbursement and pricing of our clinical services which could have a material adverse effect on our business and financial results;

●	our ability to continue to perform, bill and receive reimbursement for our PancraGEN® molecular test long-term under the existing local coverage determination (“LCD”), given that such LCD is currently under review by Novitas, the Company’s Medicare administrative contractor;

●	our secured lender has the right to foreclose on substantially all of our assets if we are unable to timely repay our outstanding obligations;

●	our dependence on sales and reimbursements from our clinical services for all of our revenue;

●	the ability to continue to generate sufficient revenue from our clinical service products and other products and/or solutions that we develop in the future is important for our ability to meet our financial and other targets;

●	our ability to finance our business on acceptable terms in the future, which may limit the ability to grow our business, develop and commercialize products and services, develop and commercialize new molecular clinical service solutions and technologies;

●	our obligations to make royalty and milestone payments to our licensors;

●	our dependence on third parties for the supply of some of the materials used in our clinical services tests;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (“LDTs”), pricing of our tests and services and patient access limitations;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our being subject to the controlling interests of our two private equity investors who control, on an as-converted basis, an aggregate of 84.1% of our outstanding shares of common stock through their holdings of our Series C Preferred Stock, this concentration of ownership may have a substantial influence on our decisions;

●	the delisting of our common stock from Nasdaq has adversely affected and may continue to adversely affect our common stock and business and financial condition;

●	our ability to successfully uplist our shares of common stock onto Nasdaq;

●	geopolitical and other economic and political conditions or events (such as the wars in Ukraine and Israel/Gaza);

●	our ability to implement our business strategy; and

●	the potential impact of existing and future contingent liabilities on our financial condition.

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

Historically, the FDA has exercised enforcement discretion over most LDTs. On April 29, 2024, however, the FDA published a final rule on LDTs, in which the FDA outlines its plans to end enforcement discretion for many LDTs in five stages over a four-year period. In Phase 1 (effective May 6, 2025), clinical laboratories running LDTs will be required to comply with medical device (adverse event) reporting and correction/removal reporting requirements, as well as requirements for maintenance of complaint files under the FDA’s quality systems regulation (QSR). In Phase 2 (effective May 6, 2026), clinical laboratories will be required to comply with all other device requirements (e.g., registration/listing, labeling, investigational use), except for the remaining QSR requirements and premarket review. In Phase 3 (effective May 6, 2027), clinical laboratories will be required to comply with all remaining applicable QSR requirements. In Phase 4 (effective November 6, 2027), clinical laboratories will be required to comply with premarket review requirements for high-risk tests (i.e., tests subject to the premarket approval (PMA) requirement). Finally, in Phase 5 (effective May 6, 2028), clinical laboratories will be required to comply with premarket review requirements for moderate- and low-risk tests (i.e., tests subject to the de novo or 510(k) requirement).

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

Whether via statute, regulation, or sub-regulatory action, any FDA effort to end enforcement discretion for LDTs is likely to continue to be met with resistance by certain sections of industry. Multiple lawsuits have been filed challenging the April 2024 LDT final rule, in which the plaintiffs argue that the FDA lacks authority to regulate LDTs as medical devices. We cannot predict the likelihood of success of these or any other such actions, nor can we quantify the effect of such efforts on our business.

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

Condensed Consolidated Results of Continuing Operations for the Quarter Ended September 30, 2024 Compared to the Quarter Ended September 30, 2023 (unaudited, in thousands)

	Three Months Ended September 30,
	2024	2024	2023	2023
		% to		% to
		revenue		revenue

Revenue, net	$12,295	100.0%	$9,078	100.0%
Cost of revenue	4,789	39.0%	4,124	45.4%
Gross profit	7,506	61.0%	4,954	54.6%
Operating expenses:
Sales and marketing	2,864	23.3%	2,498	27.5%
Research and development	199	1.6%	149	1.6%
General and administrative	2,538	20.6%	2,124	23.4%
Acquisition related amortization expense	-	0.0%	199	2.2%
Total operating expenses	5,601	45.6%	4,970	54.7%

Operating income (loss)	1,905	15.5%	(16)	-0.2%
Interest accretion expense	(4)	0.0%	(26)	-0.3%
Note payable interest	(141)	-1.1%	(230)	-2.5%
Other expense, net	(394)	-3.2%	(252)	-2.8%
Income (loss) from continuing operations before tax	1,366	11.1%	(524)	-5.8%
Provision for income taxes	4	0.0%	4	0.0%
Income (loss) from continuing operations	1,362	11.1%	(528)	-5.8%

Loss from discontinued operations, net of tax	(82)	-0.7%	(86)	-0.9%

Net income (loss)	$1,280	10.4%	$(614)	-6.8%

Revenue, net

Revenue, net for the three months ended September 30, 2024 increased by $3.2 million, or 35%, to $12.3 million, compared to $9.1 million for the three months ended September 30, 2023. The increase in net revenue was largely driven by increased test volumes as compared to the prior year.

Cost of revenue

Consolidated cost of revenue for the three months ended September 30, 2024 was $4.8 million, as compared to $4.1 million for the three months ended September 30, 2023. As a percentage of revenue, cost of revenue decreased to 39% for the three months ended September 30, 2024 from 45% for the three months ended September 30, 2023. This decrease was due to the increase in revenue mentioned above.

Gross profit

Consolidated gross profit was approximately $7.5 million for the three months ended September 30, 2024 and $5.0 million for the three months ended September 30, 2023. The gross profit percentage increased to 61% for the three months ended September 30, 3024 from 55% for the three months ended September 30, 2023, respectively. This improvement was primarily due to the increase in revenue discussed above, which resulted in fixed costs becoming a smaller percentage of cost of revenue which in turn improved the gross profit percentage.

Sales and marketing expense

Sales and marketing expense was approximately $2.9 million for the three months ended September 30, 2024 and $2.5 million for the three months ended September 30, 2023. The increase was primarily attributable to increased headcount and related employee costs. As a percentage of revenue, sales and marketing expense was 23% for the three months ended September 30, 2024 as compared to 28% for the three months ended September 30, 2023.

Research and development

Research and development expense was approximately $0.2 million for the three months ended September 30, 2024 and $0.1 million for the three months ended September 30, 2023. As a percentage of revenue, research and development expense was approximately 2% in both periods.

General and administrative

General and administrative expense was approximately $2.5 million for the three months ended September 30, 2024 and $2.1 million for the three months ended September 30, 2023. The increase can be primarily attributed to an increase in employee costs and legal and professional fees during the quarter.

Acquisition amortization expense

During the three months ended September 30, 2023, we recorded amortization expense of approximately $0.2 million, which was related to intangible assets associated with prior acquisitions. There was no amortization expense during the three months ended September 30, 2024.

Operating income (loss)

Operating income from continuing operations was $1.9 million for the three months ended September 30, 2024 as compared to an operating loss from continuing operations of $0.02 million for the three months ended September 30, 2023. The increase in operating income from continuing operations was primarily attributable to the increases in revenue and gross profit discussed above.

Provision for income taxes

Income tax expense was approximately $4,000 for both the three months ended September 30, 2024 and the three months ended September 30, 2023.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.1 million for both the three months ended September 30, 2024 and for the three months ended September 30, 2023, respectively.

Condensed Consolidated Results of Continuing Operations for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023 (unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2024	2023	2023
		% to		% to
		revenue		revenue

Revenue, net	$34,610	100.0%	$29,931	100.0%
Cost of revenue	13,602	39.3%	12,163	40.6%
Gross profit	21,008	60.7%	17,768	59.4%
Operating expenses:
Sales and marketing	8,571	24.8%	7,444	24.9%
Research and development	483	1.4%	484	1.6%
General and administrative	6,918	20.0%	7,515	25.1%
Acquisition related amortization expense	-	0.0%	834	2.8%
Total operating expenses	15,972	46.1%	16,277	54.4%

Operating income	5,036	14.6%	1,491	5.0%
Interest accretion expense	(34)	-0.1%	(92)	-0.3%
Note payable interest	(514)	-1.5%	(682)	-2.3%
Other expense, net	(406)	-1.2%	(408)	-1.4%
Income from continuing operations before tax	4,082	11.8%	309	1.0%
Provision for income taxes	12	0.0%	12	0.0%
Income from continuing operations	4,070	11.8%	297	1.0%

Loss from discontinued operations, net of tax	(260)	-0.8%	(385)	-1.3%

Net income (loss)	$3,810	11.0%	$(88)	-0.3%

Revenue, net

Revenue, net for the nine months ended September 30, 2024 increased by $4.7 million, or 16%, to $34.6 million, compared to $29.9 million for the nine months ended September 30, 2023. The increase in net revenue was largely driven by increased test volumes as compared to the prior year.

Cost of revenue

Consolidated cost of revenue for the nine months ended September 30, 2024 was $13.6 million, as compared to $12.2 million for the nine months ended September 30, 2023. As a percentage of revenue, cost of revenue was approximately 39% for the nine months ended September 30, 2024 as compared to 41% for the nine months ended September 30, 2023.

Gross profit

Consolidated gross profit was approximately $21.0 million for the nine months ended September 30, 2024 and $17.8 million for the nine months ended September 30, 2023. The gross profit percentage was approximately 61% for the nine months ended September 30, 3024 and 59% for the nine months ended September 30, 2023. The increase was primarily due to the increase in revenue discussed above.

Sales and marketing expense

Sales and marketing expense was approximately $8.6 million for the nine months ended September 30, 2024 and $7.4 million for the nine months ended September 30, 2023. The increase was primarily due to increased employee costs. As a percentage of revenue, sales and marketing expense was approximately 25% in both periods.

Research and development

Research and development expense was approximately $0.5 million for both the nine months ended September 30, 2024 and September 30, 2023, respectively. As a percentage of revenue, research and development expense decreased to 1% from 2% in the comparable prior year period.

General and administrative

General and administrative expense was approximately $6.9 million for the nine months ended September 30, 2024 and $7.5 million for the three months ended September 30, 2023. The decrease can be primarily attributed to a decrease in legal and related professional fees.

Acquisition amortization expense

During the nine months ended September 30, 2023, we recorded amortization expense of approximately $0.8 million, which was related to intangible assets associated with prior acquisitions. There was no amortization expense during the nine months ended September 30, 2024.

Operating income

Operating income from continuing operations was $5.0 million for the nine months ended September 30, 2024 as compared to operating income from continuing operations of $1.5 million for the nine months ended September 30, 2023. The increase in operating income from continuing operations was primarily attributable to the increase in revenue and gross profit discussed above.

Provision for income taxes

Income tax expense was approximately $12,000 for both the nine months ended September 30, 2024 and September 30, 2023.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.3 million for the nine months ended September 30, 2024 and a loss from discontinued operations of approximately $0.4 million for the nine months ended September 30, 2023.

Non-GAAP Financial Measures

In addition to the United States generally accepted accounting principles (“GAAP”) results provided throughout this document, we have provided certain non-GAAP financial measures to help evaluate the results of our performance. We believe that these non-GAAP financial measures, when presented in conjunction with comparable GAAP financial measures, are useful to both management and investors in analyzing our ongoing business and operating performance. We believe that providing the non-GAAP information to investors, in addition to the GAAP presentation, allows investors to view our financial results in the way that management views financial results.

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

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Income (loss) from continuing operations (GAAP Basis)	$1,362	$(528)	$4,070	$297
Depreciation and amortization	85	241	205	954
Stock-based compensation	86	152	218	501
Taxes expense	4	4	12	12
Interest accretion expense	4	26	34	92
Note payable interest	141	230	514	682
Interest income	(10)	(21)	(40)	(34)
Change in fair value of note payable	404	259	445	400
Adjusted EBITDA	$2,076	$363	$5,458	$2,904

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

The Term Loan contains affirmative and negative restrictive covenants, including restrictions on certain mergers, acquisitions, investments and encumbrances which could adversely affect our ability to conduct our business. The Term Loan also contains customary events of default. The balance of the loan at September 30, 2024 was $5.9 million.

For the nine months ended September 30, 2024, we had operating income from continuing operations of $5.0 million. As of the nine months ended September 30, 2024, we had cash and cash equivalents of $2.1 million, total current assets of $11.1 million and current liabilities of $18.8 million. As of November 1, 2024, we had approximately $1.8 million of cash and cash equivalents.

During the nine months ended September 30, 2024, net cash provided by operating activities was $3.5 million. The main component of cash provided by operating activities was our net income of $3.8 million, partially offset by an increase in accounts receivable of $2.3 million. During the nine months ended September 30, 2023, net cash provided by operating activities was $2.6 million. The main component of cash provided by operating activities included non-cash expenses of $2.0 million.

During the nine months ended September 30, 2024, net cash used in investing activities was approximately $0.7 million which pertained to upgrades to the lab and the purchase of lab equipment. During the nine months ended September 30, 2023, net cash provided by investing activities was $0.1 million.

For the nine months ended September 30, 2024, cash used in financing activities was $4.1 million, which were payments made on the BroadOak Term Loan. For the nine months ended September 30, 2023, cash used in financing activities was $2.5 million, which were payments made on the Comerica Revolving Line of Credit.

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

On October 10, 2024, Ampersand and 1315 Capital exchanged 47,000 shares of Series B Preferred Stock for 47,000 shares of Series C Preferred Stock (the “Exchange”). See Note 18, Subsequent Events. The Company believes that the 47,000 shares of Series C Preferred Stock will constitute stockholders’ equity under generally accepted accounting principles. The Exchange is the first significant step for the Company to seek an uplisting of its common stock to Nasdaq. Other steps may need to be taken in order to satisfy Nasdaq listing requirements, including meeting Nasdaq’s stockholder equity and minimum bid price requirements. The Company believes that a Nasdaq listing would assist it in raising additional capital, increasing investor interest and trading volume in its common stock, and pursuing acquisitions. No assurance can be given that a Nasdaq listing will be achieved.

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

Critical Accounting Policies

See Note 5, Summary of Significant Accounting Policies and Note 17, Recent Accounting Standards to the Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding newly adopted and recent accounting pronouncements. See also Note 1, Nature of Business and Significant Accounting Policies to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, for a discussion of our critical accounting policies. There have been no material changes to such critical accounting policies. We believe our most critical accounting policies include accounting for revenue recognition, leases, income taxes and stock-based compensation expense.

Off-Balance Sheet Arrangements

None.

Subsequent Event

On October 10th, 2024, the Company, Ampersand and 1315 Capital (the “Investors”) entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which the Investors exchanged an aggregate of 47,000 shares of the Company’s existing Series B Preferred Stock of the Company comprised of 28,000 shares of Series B Preferred Stock held by Ampersand and 19,000 shares of Series B Preferred Stock held by 1315 Capital, which represented all of the Company’s issued and outstanding Series B Preferred Stock, for 47,000 newly created shares of Series C Preferred Stock, at an issuance price per share of $1,000. In the Exchange, Ampersand received 28,000 shares of Series C Preferred Stock and 1315 received 19,000 shares of Series C Preferred Stock.

The Series C Preferred Stock is convertible into the Company’s common stock at a conversion price of $2.02 per share of common stock (subject to further adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization affecting such shares) which was the closing price of the common stock on the date of the Exchange Agreement. The Series C Preferred Stock does not have a liquidation preference over the common stock in the event of a sale or dissolution of the Company, does not have director designation rights and includes limited customary protective provisions. The Series B Preferred Stock had a conversion price of $6.00 per share of common stock and included additional protective provisions not applicable to the Series C Preferred Stock, including (i) limitations on the Board of Directors of the Company to declare dividends, (ii) director designation rights for each of the Investors, (iii) liquidation rights of holders upon “deemed liquidation” events, including a liquidation preference over the common stock, (iv) limitations on the ability to authorize, issue or create debt securities, (v) limitations on the ability to enter into mergers or acquisitions and (vi) limitations on the ability to conduct public offerings of the Company’s common stock. The Series C Preferred Stock is convertible into 23,267,326 shares of common stock.

The closing of the transactions contemplated by the Exchange Agreement occurred on October 11, 2024, following the satisfaction of customary conditions set forth in the Exchange Agreement and did not result in the receipt of any cash proceeds by the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on management’s evaluation of the Company’s disclosure controls and procedures, the principal executive officer and principal financial officer of the Company identified a material weakness in the Company’s internal control over financial reporting in the quarterly period ended March 31, 2024 related to the timing of revenue recognition based on the Company’s revenue recognition policy and have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024 as a result of such material weakness in the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Conformed version of Certificate of Incorporation of Interpace Biosciences, Inc., as amended most recently by the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock effective October 11, 2024.

3.2	Amended and Restated Bylaws of Interpace Biosciences, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019.

10.1	Series C Preferred Stock Exchange Agreement incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2024.

10.2	Amended and Restated Investor Rights Agreement incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2024.

10.3	Termination of Support Agreement between Interpace Biosciences and 1315 Capital incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2024.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

*	Filed Herewith.

+	Exhibits 32.1 and 32.2 are being furnished herewith and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference to any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2024	Interpace Biosciences, Inc.
(Registrant)

/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2024	/s/ Christopher McCarthy
Christopher McCarthy
Chief Financial Officer
(Principal Financial Officer)

