Form 10-K
period 2024-12-31
INTERPACE BIOSCIENCES, INC.
filed 2025-03-31
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,999,609 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2025, 4,423,093 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the Registrant’s definitive proxy statement for the 2024 annual meeting of stockholders, or Proxy Statement, or will be included in an amendment hereto, to be filed within 120 days of the end of the fiscal year ended December 31, 2024. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

EXPLANATORY NOTE

Restatement Background

As described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission ( the “SEC”) on March 6, 2025, during the preparation of the Company’s consolidated financial statements for the year ended December 31, 2024, the Company determined that it should not have been accruing royalty expense with respect to certain royalty agreements and therefore certain of its royalty accruals from 2016-2023 should be reversed. As a result of this the Company’s previously issued financial statements described below were materially misstated in prior periods.

As a result of the above, the Company determined that its previously issued financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023 should no longer be relied upon. Further, the Company’s unaudited condensed consolidated financial statements included in the Quarterly Reports on Form 10-Q for the quarterly periods within the year ended December 31, 2023 (the “2023 Quarterly Reports”), as well as the unaudited condensed consolidated financial statements included in the Quarterly Reports on Form 10-Q for the quarterly periods within the year ended December 31, 2024 (the “2024 Quarterly Reports”) should also no longer be relied upon.

Internal Control Considerations

Management has determined that the Company’s ineffective internal control over financial reporting as it pertained to the royalty agreements and resulting material weakness was attributed to a lack of an existing control whereby the accounting team was not aware that the Company’s revenue sources, ThyraMIR and ThyGeNEXT, did not utilize the technology covered under the royalty agreements. See Item 9A, Controls and Procedures, for additional information related to this material weakness in internal control over financial reporting and the related remediation.

Restatement of Previously Issued Consolidated Financial Statements

This Annual Report on Form 10-K for the year ended December 31, 2024 includes consolidated financial statements as of and for the years ended December 31, 2024 and 2023, as well as the relevant unaudited interim financial information for the quarters in the years ended December 31, 2024 and 2023. The Company has restated certain information within this Annual Report on Form 10-K, including the consolidated financial statements as of and for the year ended December 31, 2023, and the relevant unaudited interim financial information for the quarterly periods in 2023 and 2024. In addition to the restatement errors described above, the Company has corrected certain items that were concluded as immaterial, individually and in the aggregate, to the consolidated financial statements for the year ended December 31, 2023 and the quarters within the years ended December 31, 2023 and December 31, 2024.

See Note 2 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report on Form 10-K for additional information related to the 2023 Consolidated Financial Statements restatement including descriptions of the errors and the impact to our consolidated financial statements. Please also see Note 22 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report for our restatement of unaudited interim condensed consolidated financial statements for 2023 and 2024. See also Part II Item 7 contained in this Annual Report for our restatement of Management’s Discussion and Analysis of our previously issued financial information as of and for the year ended December 31, 2023. As a result of the restatement, it was determined that the Company’s disclosure controls and procedures were not effective as of December 31, 2024 and December 31, 2023, and that the Company had identified material weaknesses in its internal controls over financial reporting, as referenced in Item 9A.

Reliance on Prior Consolidated Financial Statements

The Company has not amended and does not plan to amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement for the yearly and quarterly periods –spanning fiscal years 2016 to 2023. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K. Accordingly, the consolidated financial statements and related financial information contained in such previously filed or furnished reports should no longer be relied upon.

2

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	our expectations of future revenues, expenditures, capital or other funding requirements;

●	our reliance on Medicare reimbursement for our clinical services and our being subject to decisions of the Center for Medicare and Medicaid Services (“CMS”) regarding reimbursement and pricing of our clinical services which could have a material adverse effect on our business and financial results;

●	our ability to continue to perform, bill and receive reimbursement for our PancraGEN® molecular test long-term under the existing local coverage determination (“LCD”) after April 24, 2025;

●	our secured lender has the right to foreclose on substantially all of our assets if we are unable to timely repay our outstanding obligations;

●	our dependence on sales and reimbursements from our clinical services for all of our revenue;

●	the ability to continue to generate sufficient revenue from our clinical service products and other products and/or solutions that we develop in the future is important for our ability to meet our financial and other targets;

●	our ability to finance our business on acceptable terms in the future, which may limit the ability to grow our business, develop and commercialize products and services, develop and commercialize new molecular clinical service solutions and technologies;

●	our dependence on third parties for the supply of some of the materials used in our clinical services tests;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (“LDTs”), pricing of our tests and services and patient access limitations;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our being subject to the controlling interests of our two private equity investors who control, on an as-converted basis, an aggregate of 84% of our outstanding shares of common stock through their holdings of our Series C Preferred Stock, and this concentration of ownership may have a substantial influence on our decisions;

●	the delisting of our common stock from Nasdaq has adversely affected and may continue to adversely affect our common stock and business and financial condition;

●	our ability to remediate the material weakness identified in our internal control over financial reporting as of December 31, 2024

●	our determination to restate prior period consolidated financial statements and its impact on investor confidence and reputational issues;

●	our ability to implement our business strategy; and

●	the potential impact of existing and future contingent liabilities on our financial condition.

Please see Part I - Item 1A – “Risk Factors” of this Form 10-K, as well as other documents we file with the SEC, from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations and from the forward-looking statements discussed herein. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of this Form 10-K and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

In this Form 10-K, references to “we,” “our,” “us,” “Interpace” and the “Company” refer to Interpace Biosciences, Inc., including consolidated subsidiaries as of December 31, 2024.

PART I

ITEM 1.	BUSINESS

Company Overview

We are a company that provides esoteric molecular diagnostic testing, and pathology services to aid physicians in their evaluation of cancer risk in patients with indeterminate biopsies and a perceived high risk of cancer from clinical features. We develop and commercialize genomic tests and related first-line assays that can personalize medicine to help improve patient diagnosis and management.

Customer Category	Types of Customers	Nature of Services
Clinical services	● Hospitals ● Physicians ● Cancer Centers ● Clinics	Clinical services that help guide patient management decisions by providing information on the diagnosis and prognosis of indeterminate specimens. Guidance on genetic marker-related pharmaceutical treatment options, when available, is also provided.
● Commercial laboratories
● Pathology groups

Our clinical services’ customers consist primarily of physicians, hospitals, cancer centers, commercial laboratories, pathology groups and clinics. Our largest customer for ThyGeNEXT® and ThyraMIR®v2 products in 2024 was Laboratory Corporation of America® or LabCorp. Our revenue channels include reimbursement by Medicare, Medicare Advantage, Medicaid, and direct client billings (for example, hospitals and clinics), and commercial payers such as Blue Cross® Blue Shield®, Aetna®, Cigna®, United Healthcare® and others.

Market Overview

Global Molecular Diagnostic Market

The global esoteric molecular diagnostics market, valued at $29.9 billion (USD) in 2023 and is expected to grow to $48.3 billion (USD) by 2029 with a Compound Annual Growth rate or CAGR of 8.5% between 2023 and 2029, according to MarketsandMarkets™ (Report Code: MD5930, published June 2024).

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

United States Clinical Oncology Market

Despite many advances in the treatment of cancer, it remains one of the greatest areas of unmet medical need. The American Cancer Society annually estimates new cancer cases and deaths within the United States. In 2025, there will be an estimated 2,041,910 new cancer cases and 618,120 cancer deaths, corresponding to ~1,700 deaths per day. The cancer burden is also shifting from older to younger adults and from men to women. Additionally, while cancer is the second most common cause of death in the United States, exceeded only by heart disease, it is the leading cause of death among men aged 60-79 years of age and women aged 40-79 years of age.

The incidence, deaths and economic loss caused by cancer are staggering. Cancer-attributed medical care costs in the United States are substantial and projected to increase dramatically by 2030 to an estimated $246 billion (USD). The following table taken from Common Cancer Types, originally published by the National Cancer Institute (Updated: May 10, 2024) shows estimated new cases and deaths in 2024 in the United States for selected major cancer types:

Cancer Type	Estimated New Cases	Estimated Deaths
Bladder	83,190	16,840
Breast (Female – Male)	310,720-2,790	42,250-530
Colon and Rectal (Combined)	152,810	53,010
Kidney (Renal Cell and Renal Pelvis)	81,610	14,390
Leukemia (All Type)	62,770	23,670
Liver and Intrahepatic Bile Duct	41,630	29,840
Lung (Including Bronchus)	234,580	125,070
Melanoma	100,640	8,290
Non-Hodgkin’s Lymphoma	80,620	20,140
Pancreatic	66,440	51,750
Prostate	299,010	35,250
Thyroid	44,020	2,170

Our Strategy

Our primary goal is to drive exceptional growth while becoming a leader in providing high-quality and dependable personalized medicine. Our strategy is to grow our business organically and by selectively partnering—which could potentially include licensing, acquisitions or mergers, to generate positive returns for our shareholders. We expect to not only continue to further develop our existing gastrointestinal and endocrine assays but to also expand our presence in other markets where we have expertise and access. Our existing customer base and broad-based capabilities provide us a unique window not only into our current customers’ needs but also permit us to anticipate their future needs. Given the potential loss of PancraGEN® reimbursement, we will adapt our strategy to mitigate the impact and continue to drive growth.

The key tactics to achieve our goals include:

●	Expanding awareness and use of our existing commercial products, especially ThyGeNEXT® and ThyraMIR®v2 through omnichannel marketing programs;

●	Continuing the clinical development and commercialization of BarreGEN®, our esophageal cancer risk classifier for Barrett’s Esophagus, and accelerating and further expanding clinical studies for our inline assays;

●	Implementation of automation and focus on improved operating efficiencies in the clinical laboratories to provide consistent superior quality testing and reporting at reduced costs;

●	Broadening coverage and reimbursement for our clinical tests including:

○	Continuing support of an internal managed care team;

○	Utilizing Key Opinion Leaders to educate on the validity and utility of our testing services; and

○	Establishing payer relationships and in-network contracts serving our diagnostic customers.

●	Expanding our commercial sales staff rationally, while supporting our products with high quality data and studies;

●	Exploring partnering opportunities to acquire new technologies; and

●	Expanding understanding and utilization of our bioinformatics data to improve our assays and elevate scientific understanding of the genetic drivers of cancer progression and aggressiveness.

Additionally, we will focus on diversifying our product portfolio and exploring new revenue streams. This includes investing in research and development to bring innovative diagnostic solutions to market and strengthening our relationships with commercial payers to ensure broader coverage for our tests.

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

Clinical services

Our clinical services business commercializes clinically useful molecular diagnostic tests and molecular pathology services. We commercialize genomic tests and related first-line assays principally focused on risk-stratification of cancer to help personalize medicine and improve patient diagnosis and management. Our tests and services provide mutational analysis of genomic material contained in suspicious cysts, nodules, and lesions with the goal of better informing surgery or surveillance treatment decisions in patients suspected of pancreatic, thyroid and other cancers. The molecular diagnostic tests we offer enable healthcare providers to stratify cancer risk, helping to avoid unnecessary surgical treatment in patients at low risk, while also helping to identify patients that would benefit from increased surveillance or surgical intervention.

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

We currently have five commercialized molecular diagnostic tests in the marketplace: PancraGEN®, a pancreatic cyst and pancreaticobiliary solid lesion genomic test that helps physicians better risk-stratify pancreaticobiliary cancers using our proprietary PathFinderTG® platform and full integration of clinical factors; PanDNA®, an alternate reporting option of the PathFinderTG platform, that provides physicians the “molecular only” information provided within PancraGEN; ThyGeNEXT®, an oncogenic mutation panel that helps “rule-in” and “rule-out” malignancy in thyroid nodules; ThyraMIR®v2, used in combination with ThyGeNEXT®, which further stratifies thyroid nodules for malignancy risk utilizing a proprietary microRNA gene expression classifier; and RespriDx® a genomic test that also utilizes our PathFinderTG® platform, to help physicians differentiate metastatic or recurrent lung cancer from the presence of newly formed primary lung cancer.

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

Based on the American Cancer Society Cancer 2025 Cancer Facts and Figures, pancreatic cancer is the third leading cause of cancer deaths in the U.S. (estimated) with an average five-year survival rate of 13%. PancraGEN® and PanDNA® assess the risk of malignancy in pancreatic cysts and pancreaticobiliary solid lesions, which have potential for developing into cancer. We believe that PancraGEN® is the leader in the market for integrated molecular diagnostic tests for determining risk of pancreaticobiliary malignancy. We currently estimate that the immediate addressable market for PancraGEN® is approximately 124,000 mucinous indeterminate pancreaticobiliary lesions annually or approximately $200 million annually based on the current size of the patient population and reimbursement rates. To date, PancraGEN® testing has been used in over 80,000 clinical cases. The National Pancreatic Cyst Registry study published in Endoscopy in 2015 demonstrated that PancraGEN® more accurately determined the malignancy potential of pancreatic cysts than international consensus 2012 imaging criteria, helping to ensure that surgery is reserved for the most appropriate patients. This is important because pancreatic surgery is high-risk surgery with over 40% postoperative morbidity rates and 0%–15% postoperative mortality rates. (Ahola, et al, March 2020, doi.org/10.1177/1457496919900411) When molecular analysis is not performed, the vast majority of all pancreatic cyst surgeries are performed on cystic lesions that do not harbor malignancy.

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

As described below, on January 9, 2025, the Company announced the new LCD established non-coverage for its PancraGEN® test, and it would stop offering the test and would not accept specimens for first-line fluid chemistry and PancraGEN® testing after February 7, 2025. On January 27, 2025, the Company announced that CMS had directed its Medicare Administrative Contractors, Novitas and First Coast Service Options, Inc., to delay implementation of the Genetic Testing for Oncology LCD (L39365), from February 23, 2025 until April 24, 2025. For more information, please see Part I – Item 1 – “Business – Government Regulations and Industry Guidelines - Third Party Coverage and Reimbursement for our Clinical Services – Novitas LCD for PancraGEN.”

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

We believe that our Endocrine Cancer Products franchise for indeterminant thyroid nodules, ThyGeNEXT® + ThyraMIR®v2, is quite strong and provides a solid foundation for continued growth and profitability should there be any change to existing test-specific local coverage determinations for other Interpace testing services.

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

Our commercialization efforts for our clinical services are mainly focused on endocrine (thyroid), and gastroenterologic (pancreatic) cancers. Communication of our marketing messaging and value propositions is accomplished through multiple channels, including two field-based commercial sales teams of approximately 40 representatives and managers. In addition, we employ medical science liaisons (MSLs)—therapeutic specialists with advanced scientific training to aid in communicating complex scientific and medical information to leading physicians. Other channels of communication include print, digital advertising, social media, a web presence, peer-reviewed publications, and trade show exhibits. We believe that our molecular diagnostic tests provide value to payers, physicians, and patients by improving patient care and lowering healthcare costs through avoidance of unnecessary surgeries, reducing the morbidity associated with unnecessary surgeries for patients, and providing better diagnostic and prognostic insights to physicians. We support the value propositions of our tests through rigorous science that supports the analytical and clinical validity as well as clinical utility of our tests.

We also communicate to payers, integrated delivery systems and hospital systems about our molecular diagnostic tests’ value through highly trained professionals who are experienced in reimbursement and business-to-business selling and through face-to-face meetings, phone calls, digital communications and advisory boards.

Competition

We compete on the basis of factors such as reputation, scientific expertise, service quality, management experience, performance record, customer satisfaction, accessibility, flexibility, ability to respond to specific customer needs, integration skills, and product portfolio and price. Increased competition and/or a decrease in demand for our clinical services may also lead to other forms of competition. We believe that our business has a variety of competitive advantages that allow us to compete successfully in the marketplace. While we believe we compete effectively with respect to each of these factors, certain competitors of ours are substantially larger than us and have greater capital, personnel, and other resources than we have. Many of our competitors also offer broader product lines outside of the molecular diagnostic testing market, and many have greater brand recognition than we do. Moreover, our competitors may make rapid technological developments that may result in our technologies and products becoming obsolete before we recover the expenses incurred to develop them or before they generate significant revenue. Increased competition may lead to pricing pressures and competitive practices that could have a material adverse effect on our market share and our ability to attract new business opportunities as well as our business, financial condition and results of operations.

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

Specifically, in regard to our thyroid diagnostic tests, Veracyte, Inc., or Veracyte, has a molecular thyroid nodule cancer diagnostic test (Afirma) that is the current market leader and competes with our ThyGeNEXT® and ThyraMIR®v2 tests. Quest Diagnostics Incorporated, or Quest, currently offers a diagnostic test similar to the earlier version of our ThyGeNEXT® test and distributes the Afirma test in partnership with Veracyte. Sonic, Inc., or Sonic, offers ThyroSeq®, a diagnostic test that analyzes genetic alterations using next-generation sequencing.

We are currently not aware of any direct competitors to PancraGEN® that fully integrate clinical, imaging, cytology, and molecular information to stratify patients’ risk for malignancy and inform physicians on the best course of action, i.e., surgery or surveillance and surveillance interval length. The University of Pittsburgh Medical Center now offers PancreaSeq®, a Next Generation Sequencing panel that focuses on the analysis of mutations in oncogenes and tumor suppressor genes, most of which may help establish the type of pancreatic cyst present and some of which may help establish the presence of malignancy. Some of these related genomic regions are included in PancraGEN®. This competitive laboratory test also does not follow current physician patient management decision-making which includes the integration of clinical features to fully characterize a patient’s risk for pancreatic cancer. Importantly, there has been no long-term clinical validation or utility studies completed on any gene panel for pancreatic cyst fluid other than that associated with PancraGEN®. PancraGEN® has been validated in multiple studies and peer reviewed publications and has been used in over 80,000 patients with up to approximately ~8 years of patient follow-up information.

Given the size of the Barrett’s Esophagus market, there are companies who are either in the process of developing assays and LDTs to identify the condition or who have started to commercialize diagnostic tests, such as the methylated biomarker test currently being marketed by Lucid Diagnostics. We anticipate that this space will become increasingly competitive as new diagnostic tests come to market in the future.

It is also possible that we face future competition from other laboratory-developed tests (LDT’s), developed by commercial laboratories or by other diagnostic companies utilizing different technologies in the gastrointestinal and endocrine cancer molecular diagnostic tests space.

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

Our research and development costs are primarily clinical costs and were approximately $0.7 million and $0.6 million in 2024 and 2023, respectively.

Intellectual Property

Patents, trademarks and other proprietary rights are important to us. We generate our own intellectual property portfolio and hold numerous patents and patent applications covering our existing and future products and technologies. As of December 31, 2024, we owned nine issued United States Patents. The U.S. patents are directed to, amongst other things, methods of measuring carcinoembryonic antigen in a biological sample; methods for treating subject with a high risk of disease progression from Barrett’s metaplasia to esophageal adenocarcinoma; and methods of treating a subject identified with a papillary thyroid carcinoma. As of December 31, 2024, we owned four issued patents outside of the United States, one each in Australia, Canada, Japan, and Israel. As of December 31, 2024, we owned two pending patent applications in the United States. Provided all maintenance fees and annuities are paid, our issued United States patents expire from 2031 through 2034, our foreign patents expire in 2031, and our pending patent applications, if issued, are expected to expire between 2027 and 2038, absent any disclaimers, adjustments or extensions. Our patents are directed to certain of the technologies relating to detecting, diagnosing, and classifying thyroid tumors, pancreatic cysts and other forms of gastrointestinal disorders, such as Barrett’s esophagus.

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

Healthcare, Fraud, Abuse and Anti-Kickback Laws

The federal Anti-Kickback Statute makes it a felony for a person or entity, including a laboratory, to “knowingly and willfully” offer, pay, solicit or receive remuneration, directly or indirectly, to another person or entity if the payment is intended to induce the recipient to refer an individual to a person or to purchase, order, arrange for or recommend the purchase of any item or service that is reimbursable under any federal health care program. A violation of the Anti-Kickback Statute, which is an intent-based statute, may result in imprisonment of up to 10 years and fines of up to $100,000 for each violation, or both. Convictions under the Anti-Kickback Statute result in mandatory exclusion from federal health care programs, generally for a minimum of five years. In addition, the United States Department of Health and Human Services (HHS) has the authority to impose civil monetary penalties and fines and to exclude healthcare providers and others engaged in prohibited activities from Medicare, Medicaid and other federal health care programs. Civil monetary penalties may be imposed of up to $124,732 per violation and damages of up to three times the total amount of remuneration offered, paid, solicited or received (these per-claim penalties are adjusted for inflation from time to time). Violations of the Anti-Kickback Statute may, also incur liability under the federal False Claims Act, discussed in more detail below, which prohibits, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to the U.S. Government.

Although the Anti-Kickback Statute applies only to federal health care programs, a number of states have passed statutes substantially similar to the Anti-Kickback Statute, which prohibit similar conduct toward other payers, including some that apply to all health plans, third-party payers, and cash-pay patients. Federal and state law enforcement authorities scrutinize arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed to improperly induce patient care referrals or induce the purchase or prescribing of particular products or services. The law enforcement authorities, the courts and Congress have also demonstrated a willingness to look behind the formalities of a transaction to determine the underlying purpose of payments between healthcare providers and actual or potential referral sources. Several courts have taken a broad interpretation of the scope of the Anti-Kickback Statute, holding that the statute may be violated if merely one purpose of a payment arrangement is to induce referrals for or purchases of items or services reimbursable by federal health care programs.

In addition to the Anti-Kickback Statute, the Eliminating Kickbacks in Recovery Act of 2018, (EKRA) was enacted as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (SUPPORT Act). EKRA is an all-payer anti-kickback law that makes it a criminal offense to, among other things, pay any remuneration to induce referrals to, or in exchange for an individual using the services of a recovery home, a substance use clinical treatment facility, or laboratory. Although it appears that EKRA was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written. The term “laboratory” is defined broadly and without reference to any connection to substance use disorder treatment. EKRA is a criminal statute and violations can result in fines of up to $200,000, up to 10 years in prison, or both, per violation. As drafted, EKRA does not clearly protect incentive compensation to sales employees, a practice that is common in the industry. The government has not issued proposed or final regulations or other guidance interpreting EKRA.

Several other healthcare fraud and abuse laws could have an effect on our business. For example, provisions of the Social Security Act permit Medicare and Medicaid to exclude an entity that charges the federal healthcare programs substantially in excess of its usual charges for its services. The terms “usual charge” and “substantially in excess” are ambiguous and subject to varying interpretations. Further, the federal False Claims Act, discussed in more detail below, prohibits, among other things, a person from knowingly submitting a claim, making a false record or statement in order to secure payment or retaining an overpayment by the federal government. In addition to actions initiated by the government itself, the False Claims Act authorizes actions to be brought on behalf of the federal government by a private party, known as a relator, having knowledge of the alleged fraud. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the relator succeeds in obtaining redress without the government’s involvement, then the relator will receive a percentage of the recovery. Penalties under the federal False Claims Act can include up to three times the damages sustained by the federal program and between $13,946 and $27,894 per claim (these per-claim penalties are adjusted for inflation from time to time). Further, numerous states have enacted state false claims acts that apply to state government programs. Finally, the Social Security Act includes its own provisions that prohibit the filing of false claims or submitting false statements in order to obtain payment. Violation of these provisions may result in fines, imprisonment or both, and possible exclusion from Medicare or Medicaid programs.

We are also subject to the federal physician self-referral prohibitions, commonly known as the Stark Law, and state equivalents. These restrictions generally prohibit us from billing a patient or Medicare for any clinical laboratory services and certain other “designated health services,” when the physician ordering the service, or any member of such physician’s immediate family, has an investment interest in or compensation arrangement with us, unless the arrangement meets an exception to the prohibition. The government has also claimed in False Claims Act litigation that the Stark Law applies to Medicaid claims. Some states have also enacted state Stark Law equivalents that can apply, for example, to that state’s Medicaid plan and/or commercial payors and self-pay patients.

Persons or entities found to violate the Stark Law are required to refund any payments received pursuant to a referral prohibited by these laws to the patient, or the Medicare program, as applicable. Sanctions for a violation of the Stark Law include the following:

●	denial of payment for the services provided in violation of the prohibition;

●	refunds of amounts collected by an entity in violation of the Stark Law;

●	a civil penalty of up to $30,868 for each service arising out of the prohibited referral;

●	possible exclusion from federal healthcare programs, including Medicare and Medicaid; and

●	a civil penalty of up to $205,799 against parties that enter into a scheme to circumvent the Stark Law’s prohibition.

These penalty amounts are adjusted each year for inflation. The Stark Law prohibitions apply regardless of the reasons for the financial relationship and the referral. Unlike the Anti-Kickback Statute or EKRA, no finding of intent to violate the Stark Law is required for a violation. In addition, violations of the Stark Law may also serve as the basis for liability under the federal False Claims Act.

Additionally, the federal Civil Monetary Penalties Law prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies.

We do retain healthcare practitioners as key opinion leaders providing consultation in various aspects of the business. These arrangements, as any arrangement that includes compensation to a healthcare provider may trigger federal or state anti-kickback, EKRA, Stark Law, and other fraud and abuse liability. Our arrangements with healthcare providers are designed to meet available safe harbors and exceptions provided in the anti-kickback laws and self-referral laws and other relevant laws or otherwise comply with such laws. There is no guarantee that the government will find that these arrangements are designed properly or that they do not trigger liability. Under existing laws, all arrangements must have a legitimate purpose and compensation must be fair market value. These terms require some subjective analysis. Safe harbors in the anti-kickback laws do not necessarily equate to exceptions in the Stark Law; and there is no guarantee that the government will not take issue with the relationships between the laboratories and the healthcare providers.

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

Further changes to the PPACA remain possible. The Trump Administration has signaled it is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the PPACA, the Medicare and Medicaid programs, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

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

Third Party Coverage and Reimbursement for our Clinical Services

Our customers’ bills are paid by many different payer types. The majority of reimbursement dollars for traditional laboratory services are provided by traditional commercial insurance products, most notably preferred provider organizations, or PPOs, and other managed care plans, as well as government health care programs, such as Medicare and Medicaid. PPOs, HMOs and other managed care plans typically contract with a limited number of laboratories and then designate the laboratory or laboratories to be used for tests ordered by participating physicians. We are currently an out-of-network provider with most payers, which means we do not have a contract with payers to pay a specific rate for our tests. We are subject to applicable state laws regarding who should be billed, how they should be billed, how business should be conducted, and how patient obligations regarding cost sharing should be handled. In addition, if we become an “in-network” provider for certain payers in the future, we will also be subject to the terms of contracts (which could include reduced reimbursement rates) and may be subject to discipline, breach of contract actions, non-renewal or other contractually provided remedies for non-compliance with the contract’s requirements and/or applicable laws.

We generally bill third-party payers and individual patients for testing services on a test-by-test basis. Third-party payers include Medicare, private insurance companies, institutional direct clients and Medicaid, each of which has different billing requirements. Medicare reimbursement programs are complex and often ambiguous and are continuously being evaluated and modified by the Centers for Medicare and Medicaid Services (CMS). Our ability to receive timely reimbursements from third-party payers is dependent on our ability to submit accurate and complete billing statements, and/or correct and complete missing and incorrect billing information. Missing and incorrect information on reimbursement submissions slows down the billing process and increases the aging of accounts receivable. We must bill Medicare directly for tests performed for Medicare patients and must accept Medicare’s fee schedule for the covered tests as payment in full. State Medicaid programs are generally prohibited from paying more than the Medicare fee schedule. Since 2021, we have been contracted with XIFIN, Inc. (“XIFIN”), a healthcare billing services management company, to help manage our third-party billing.

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

As an integral part of our billing compliance program, we investigate reported failures or suspected failures to comply with federal and state healthcare reimbursement requirements. Any Medicare or Medicaid overpayments are timely reimbursed by us. As a result of these efforts, we have periodically identified and reported overpayments, reimbursed the payers for overpayments and taken appropriate corrective action.

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

United States and other government regulations governing coverage and reimbursement for molecular diagnostic testing may affect, directly or indirectly, the design of our tests and the potential market for their use. The availability of third-party reimbursement for our tests and services may be limited or uncertain. Third-party payers may deny coverage if they determine that the tests or service has not received appropriate Food and Drug Administration (FDA) or other government regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payer, or is deemed by the third-party payer to be experimental, unnecessary or inappropriate. Furthermore, third-party payers, including federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations, frequently challenge the prices, medical necessity, and cost-effectiveness of healthcare products and services, including laboratory tests. Such payers may limit coverage of our tests to specific, limited circumstances, may not provide coverage at all, or may not provide adequate reimbursement rates, if covered. Further, one payer’s determination to provide coverage does not assure that other payers will also provide coverage for the test. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to maintain our revenue and growth. Coverage policies and third-party reimbursement rates may change at any time.

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

PAMA, as amended by the Protecting Medicare and American Farmers from Sequester Cuts Act, among other laws, revised payment reductions and the data reporting schedule for approved Clinical Diagnostic Laboratory Tests (“CDLTs”) that are not Advanced Diagnostic Laboratory Tests. Under these laws, the next data reporting period is January 1, 2025 through March 31, 2025, and will be based upon the data collected during the January 1, 2019 to June 30, 2019 period. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2018 through 2020 and to 15% per test per year in each of the years 2025 through 2027. Payments will not be reduced for 2021through 2024 for CDLTs.

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

Historically, most Medicare and Medicaid beneficiaries were covered under the traditional Medicare and Medicaid programs administered by the federal government. Reimbursement from traditional Medicare and Medicaid programs represented approximately 53% and 51% of our consolidated net revenues during 2024 and 2023, respectively. Over the last several years, the federal government has continued to expand its contracts with private health insurance plans for Medicare beneficiaries and has encouraged such beneficiaries to switch from the traditional Medicare fee-for-service programs to the private health insurance plans, called “Medicare Advantage” plans. There has been growth of health insurance payors offering Medicare Advantage plans and of beneficiary enrollment in these plans.

Commercial health plans that might not cover one or all of our tests for their commercially insured members are required to follow the Novitas LCD coverage policy for their Medicare Advantage members. To the extent we maintain the LCD coverage policies with Novitas for our products, any shift of members from traditional Medicare to Medicare Advantage plans does not represent a risk of lost revenue. In recent years, in an effort to control costs, states also have mandated that Medicaid beneficiaries enroll in private managed care arrangements.

The current position of our laboratory is that it does not meet the definition of an “Applicable Manufacturer” under the “Sunshine Act” section of PPACA and therefore is not subject to the disclosure requirements contained in PPACA. However, as new regulations are implemented and diagnostic tests reclassified, this may change and the laboratory business may be subject to PPACA. There is no guarantee that our interpretation of the law is now or will be in the future consistent with government guidance and interpretation.

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

Novitas LCD for PancraGEN

On June 5, 2023 we announced that Novitas issued the final LCD of Genetic Testing for Oncology (L39365) which, if implemented, would have established non-coverage for the Company’s widely used PancraGEN® test effective July 17, 2023. On July 6, 2023, Novitas announced that it would not be implementing the final Genetic Testing for Oncology LCD (L39365) as scheduled on July 17, 2023. Novitas then issued a new, virtually identical proposed LCD affecting the same companies and tests and reaching the same conclusions as noted in the previously rescinded LCD on July 27, 2023. In response, we participated in a public meeting presentation and submitted detailed written comments supporting the use of PancraGEN®. The timing and content of any final, implemented LCD was uncertain at that time. As a result, we are able to continue offering PancraGEN® and the related Point2® fluid chemistry tests for amylase, CEA, and glucose throughout 2024. On January 9, 2025, the Company announced the new LCD established non-coverage for its PancraGEN® test, and it would stop offering the test and would not accept specimens for first-line fluid chemistry and PancraGEN® testing after February 7th, 2025. On January 27, 2025, the Company announced that CMS had directed its MACs, Novitas and First Coast Service Options, Inc., to delay implementation of the Genetic Testing for Oncology LCD (L39365), from February 23, 2025 until April 24, 2025. The Company stated that this change of effective date will allow the Trump Administration time to fully review the proposed policy changes, re-evaluate for themselves the supporting clinical evidence for the PancraGEN® assay, and fully assess the negative impact on patient care if the currently proposed LCD comes into effect. In the event Novitas ultimately restricts coverage for the PancraGEN® test, our liquidity could be negatively impacted.

Reporting Segments

We operate under one segment which is the business of developing and selling diagnostic clinical services.

Employees

As of March 21, 2025, we had 111 full time employees and 111 total employees. We are not party to a collective bargaining agreement with any labor union.

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

Business Development

Series C Preferred Stock Investment by 1315 Capital and Ampersand

On October 10, 2024, the Company, Ampersand 2018 Limited Partnership (“Ampersand”) and 1315 Capital II, L.P. (“1315 Capital and, together with Ampersand, the “Investors”) entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which the Company exchanged (the “Exchange”) an aggregate of 47,000 shares of the Company’s existing Series B convertible preferred stock of the Company, par value $0.01 per share (the “Series B Preferred Stock”), comprised of 28,000 shares of Series B Preferred Stock held by Ampersand and 19,000 shares of Series B Preferred Stock held by 1315 Capital, which represented all of the Company’s issued and outstanding Series B Preferred Stock, for 47,000 newly created shares of Series C Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), at an issuance price per share of $1,000 (the “Stated Value”). In the Exchange, Ampersand received 28,000 shares of Series C Preferred Stock and 1315 received 19,000 shares of Series C Preferred Stock.

The Series C Preferred Stock is convertible into the Company’s common stock, par value $0.01 per share (the “Common Stock”) at a conversion price of $2.02 per share of Common Stock (subject to further adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization affecting such shares) (the “Series C Conversion Price”) which was the closing price of the Common Stock on the date of the Exchange Agreement. The Series C Preferred Stock does not have a liquidation preference over the Common Stock in the event of a sale or dissolution of the Company, does not have director designation rights and includes limited customary protective provisions. The Series B Preferred Stock had a conversion price of $6.00 per share of Common Stock and included additional protective provisions not applicable to the Series C Preferred Stock, including (i) limitations on the Board of Directors of the Company (the “Board”) to declare dividends, (ii) director designation rights for each of the Investors, (iii) liquidation rights of holders upon “deemed liquidation” events, including a liquidation preference over the Common Stock, (iv) limitations on the ability to authorize, issue or create debt securities, (v) limitations on the ability to enter into mergers or acquisitions and (vi) limitations on the ability to conduct public offerings of the Company’s Common Stock.

The closing of the transactions contemplated by the Exchange Agreement occurred on October 11, 2024 following the satisfaction of customary conditions set forth in the Exchange Agreement and did not result in the receipt of any cash proceeds by the Company.

Certificate of Designation of Series C Convertible Preferred Stock

In connection with the Exchange, on October 11, 2024, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Certificate of Designation”), with the Secretary of State of the State of Delaware. Each capitalized term used herein and not otherwise defined shall have the meaning ascribed to it in the Certificate of Designation.

Voting

On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series C Preferred Stock will be entitled to cast the number of votes equal to the number of whole shares of Common Stock, into which the shares of Series C Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the Certificate of Designation, holders of Series C Preferred Stock will vote together with the holders of Common Stock as a single class and on an as-converted to Common Stock basis.

Conversion

The Certificate of Designation provides that from and after the Issuance Date and subject to the terms of the Certificate of Designation, each share of Series C Preferred Stock is convertible, at any time and from time to time, at the option of the holder into a number of shares of Common Stock equal to the product of the Series C Conversion Ratio (the “Series C Conversion Ratio”) and the number of shares of Series C Preferred Stock to be converted. The Series C Conversion Ratio is calculated by dividing the Stated Value per share of Series C Preferred Stock by the Series C Conversion Price. The Series C Conversion Ratio is subject to adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization which results in the adjustment of the Series C Conversion Price.

The aggregate number of shares of Common Stock that may be issued through conversion of all of the Exchange Shares is 23,267,326 shares (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares).

Mandatory Conversion

Immediately prior to the Company’s listing of Common Stock on The Nasdaq Stock Market, all outstanding shares of Series C Preferred Stock shall automatically convert into a number of shares of Common Stock equal to the product of the Series C Conversion Ratio and the number of shares of Series C Preferred Stock owned by each holder.

Dividends

The Certificate of Designation does not provide for mandatory dividends on the Series C Preferred Stock. Dividends may be declared and paid on the Series C Preferred Stock from funds lawfully available and as determined by the Board.

Protective Provisions

For so long as any shares of Series C Preferred Stock are outstanding, the written consent of each holder of the then outstanding shares of Series C Preferred Stock is required for the Company or its subsidiaries to (i) amend, waive, alter or repeal the preferences, rights, privileges or powers of the holders of the Series C Preferred Stock, (ii) amend, alter or repeal any provision of the Certificate of Designation in a manner adverse to the holders of the Series C Preferred Stock or (iii) authorize, create or issue any equity securities senior to or pari passu with the Series C Preferred Stock.

Liquidation

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series C Preferred Stock then outstanding will be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders on a pari passu basis with the holders of the Common Stock of the Company.

Amended and Restated Investor Rights Agreement

In connection with the Exchange, on October 10, 2024, the Company and the Investors entered into an amended and restated investor rights agreement (the “Amended and Restated Investor Rights Agreement”), which amended and restated that certain Amended and Restated Investor Rights Agreement, dated as of January 15, 2020, among the Company and the Investors (the “Prior Investor Rights Agreement”). Pursuant to the Amended and Restated Investor Rights Agreement, the Company and the Investors established certain terms and conditions concerning the rights of and restrictions on the Investors with respect to the ownership of the Series C Preferred Stock of the Company.

The Amended and Restated Investor Rights Agreement provides the Investors with (1) demand registration rights exercisable beginning on the date of the Closing and subject to certain limitations described therein, (2) piggy-back registration rights at any time the Company proposes to file a registration statement under the Securities Act, with respect to an offering of equity securities, or securities or other obligations exercisable or exchangeable for, or convertible into, equity securities, subject to certain exceptions described therein, and (3) shelf registration rights.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

•	We face substantial risks due to our operating history of net losses, negative working capital and insufficient cash flows, and lack of liquidity to pay our current obligations and if we are unable to continue our business, our shares may have little or no value.

•	We depend on a few payers for a significant portion of our revenue for our clinical services, and if one or more significant payers, including CMS, stops providing reimbursement, particularly with respect to our PancraGEN test which is being reviewed by CMS, or decreases the amount of reimbursement for our tests, or if we are unable to successfully negotiate additional reimbursement contracts for our clinical services tests, our revenue could decline and our commercial success could be compromised.

•	We depend on sales and reimbursements from our clinical services for all of our revenue, and we will need to generate sufficient revenue from these and other products and/or solutions that we develop or acquire to grow our business.

•	We have issued and may issue additional preferred stock in the future, and the terms of the preferred stock may reduce the value of our common stock.

•	Two private equity firms and their affiliate’s control, on an as-converted basis, an aggregate of 84% of our outstanding shares of common stock through their holdings of our Series C Preferred Stock, and this concentration of ownership may have a substantial influence on our decisions.

•	If payers do not provide reimbursement, rescind or modify their reimbursement policies or delay payments for clinical services, or if we are unable to successfully negotiate additional reimbursement contracts for our clinical services tests, our commercial success could be compromised.

•	Clinical utility studies are important in demonstrating to both customers and payers a molecular diagnostic test’s clinical relevance and value. If we are unable to identify collaborators willing to work with us to conduct clinical utility studies, or the results of those studies do not demonstrate that a molecular diagnostic test provides clinically meaningful information and value, commercial adoption of such test may be slow, which would negatively impact our business.

•	Developing new tests and related services and solutions involves a lengthy and complex process, and we may not be able to commercialize on a timely basis, or at all, other tests, assays, services and solutions under development.

•	If we are unable to develop or acquire tests, services and solutions to keep pace with rapid technological, medical and scientific change, our operating results and competitive position in the market could be affected.

•	FDA implementation of the LDT final rule would have a material adverse effect on our clinical services and/or cause us to incur substantial costs and delays associated with trying to obtain pre-market clearance or approval and comply with applicable pre- and post-market requirements.

•	We may not be able to successfully implement future restructuring activities or other significant organizational changes.

•	The loss of members of our senior management team or our inability to attract and retain key personnel could adversely affect our business.

•	If we fail to comply with federal, state and foreign laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.

•	Legislation reforming the U.S. healthcare system may have a material adverse effect on our financial condition and operations.

•	Our ability to use our net operating loss carryforwards may be limited and may result in increased future tax liability to us.

•	We may acquire businesses or assets or make investments in other companies or testing, service or solution technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

•	The price and trading volume of our common stock may be highly volatile and could be further affected by events not within our control, and an investment in our common stock could suffer a decline in value.

•	The delisting of our common stock from Nasdaq and potential delisting from OTCQX® has adversely affected our common stock and business and financial condition.

•	The restatement of prior period financial statements may affect investor confidence and raise reputational issues.

•	If we do not effectively remediate the material weakness in our internal control existing as of December 31, 2024 , or if we otherwise fail to maintain and implement effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

•	Any weakness in our disclosure controls and procedures and our internal controls could have a material adverse effect on us.

•	We have anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of our common stock.

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

For the fiscal year ended December 31, 2024, we had operating income from continuing operations of $8.1 million. As of December 31, 2024, we had cash and cash equivalents of $1.5 million and current liabilities of $10.6 million. We may need to attempt to raise additional equity capital by selling shares of common stock or other dilutive or non-dilutive means, if necessary. However, investing in our securities may be an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

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

Revenue for clinical services tests performed on patients covered by Medicare and Medicare Advantage was approximately 53% of our revenue for the fiscal year ended December 31, 2024. The percentage of our revenue derived from significant payers for our clinical services tests is expected to fluctuate from period to period as our revenue increases, as additional payers provide reimbursement for such tests, and in the event that one or more payers were to stop reimbursing for our clinical services tests or change their reimbursement amounts.

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

On June 5, 2023 we announced that Novitas issued the final LCD of Genetic Testing for Oncology (L39365) which if implemented, would have established non-coverage for the Company’s widely used PancraGEN® test effective July 17, 2023. On July 6, 2023, Novitas announced that it would not be implementing the final Genetic Testing for Oncology LCD (L39365) as scheduled on July 17, 2023. Novitas then issued a new, virtually identical proposed LCD affecting the same companies and tests and reaching the same conclusions as noted in the previously rescinded LCD on July 27, 2023. In response, we participated in a public meeting presentation and submitted detailed written comments supporting the use of PancraGEN®. The timing and content of any final, implemented LCD was uncertain at that time. As a result, we are able to continue offering PancraGEN® and the related Point2® fluid chemistry tests for amylase, CEA, and glucose throughout 2024. On January 9, 2025, the Company announced the new LCD established non-coverage for its PancraGEN® test, and it would stop offering the test and would not accept specimens for first-line fluid chemistry and PancraGEN® testing after February 7, 2025. On January 27, 2025, the Company announced that CMS had directed Novitas to delay implementation of the Genetic Testing for Oncology LCD (L39365), from February 23, 2025 until April 24, 2025. The Company stated that this change of effective date will allow the Trump administration time to fully review the proposed policy changes, re-evaluate for themselves the supporting clinical evidence for the PancraGEN® assay, and fully assess the negative impact on patient care if the currently proposed LCD comes into effect. In the event Novitas ultimately restricts coverage for the PancraGEN® test, our liquidity could be negatively impacted.

Our ThyraMIR®v2 and ThyGeNEXT® tests are and, until April 24, 2025 our PancraGEN® test is reimbursed by Medicare based on applicable CPT codes. RespriDx® is currently only covered by the Medicare Advantage program and our BarreGEN® assay is not reimbursed at all. Any future reductions from the current reimbursement rates for our clinical services tests would have a material adverse effect on business and results of operations.

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

We may need to finance our business in the future through collaborations, equity offerings, debt financings, licensing arrangements or other dilutive or non-dilutive means. On January 7, 2021, we entered into promissory notes (“Notes”) with our two private equity investors in the aggregate amount of $5 million with a maturity date of June 30, 2021 which were secured by all of our assets. In October 2021, the Company entered into a $7.5 million revolving credit facility with Comerica Bank (“Comerica”). In addition, also in October 2021, the Company entered into an $8.0 million term loan with BroadOak, the proceeds of which were used to repay in full at their maturity the Notes extended by our two private equity investors (the “Term Loan”). The Term Loan contains affirmative and negative restrictive covenants, including restrictions on certain mergers, acquisitions, investments and encumbrances which could adversely affect our ability to conduct our business. The Term Loan also contains customary events of default. The Comerica agreement was repaid in full in 2023 and the agreement was terminated in February 2024. The Comerica loan agreement contained affirmative and negative restrictive covenants that were applicable whether or not any amounts are outstanding under the Comerica loan agreement. These restrictive covenants, which included restrictions on certain mergers, acquisitions, investments, encumbrances, etc., could have adversely affected our ability to conduct our business. The Comerica loan agreement also contained financial covenants requiring specified minimum liquidity and minimum revenue thresholds as well as customary events of default. In May 2022, the Company issued a Convertible Note to BroadOak, pursuant to which BroadOak funded a term loan in the aggregate principal amount of $2 million. In August 2022, the Convertible Note was converted into a subordinated term loan and was added to the outstanding BroadOak loan balance discussed above. The term loan has been subsequently amended several times. See Note 13, Notes Payable to Notes to Consolidated Financial Statements.

Additional funding may not be available to us on acceptable terms, or at all. If we seek to raise funds by issuing additional equity securities, dilution to our stockholders could result. In addition, we are currently ineligible to use a Form S-3 shelf registration statement. If we are unable to timely repay the BroadOak borrowing when due, BroadOak will have the right to foreclose on our assets. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, limitations on our ability to enter into mergers or acquisition of assets, and other operating restrictions that could adversely affect our ability to conduct our business.

If we are unable to timely repay our outstanding obligations, our secured lender will have the right to foreclose on our assets.

In October 2021, the Company entered into an $8.0 million term loan with BroadOak, which is secured by all of our assets and has a maturity date of December 31, 2025. In May 2022, the Company issued a Convertible Note to BroadOak, pursuant to which BroadOak funded a term loan in the aggregate principal amount of $2 million. In August 2022, the Convertible Note was converted into a subordinated term loan and was added to the outstanding BroadOak loan balance discussed above. The term loan has been subsequently amended several times. See Note 13, Notes Payable to Notes to Consolidated Financial Statements. We may need additional funding to repay these outstanding obligations as well as to continue operations. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to timely repay these outstanding obligations, our secured lender will have the right to foreclose on substantially all of our assets.

Risks Related to our Preferred Stock

We have issued and may issue additional preferred stock in the future, and the terms of the preferred stock may reduce the value of our common stock.

We are authorized to issue up to five million shares of preferred stock in one or more series. Our Board may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue additional preferred stock, it could affect stockholder rights or reduce the market value of our outstanding common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. We have designated, issued and sold an aggregate of 47,000 outstanding shares of Series C Preferred Stock.

Two private equity firms and their affiliate’s control, on an as-converted basis, an aggregate of 84% of our outstanding shares of common stock through their holdings of our Series C Preferred Stock, and this concentration of ownership may have a substantial influence on our decisions.

Ampersand holds 28,000 shares of our Series C Preferred Stock and 1315 Capital holds 19,000 shares of our Series C Preferred Stock. Accordingly, on an as converted basis, Ampersand and its affiliates beneficially own 50% of the Company’s outstanding common stock of 4,423,093 shares and 1315 Capital and its affiliates beneficially own 34%. The conversion and sale by such holders of one or more large blocks of our common stock could have a negative impact on the market price of our common stock.

These stockholders, acting together, have control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The Series C Preferred Stock issuance removed the director designation rights that Ampersand and 1315 Capital had as holders of Series B Preferred Stock, now exchanged for Series C Preferred Stock. This concentration of ownership of Ampersand and 1315 Capital might harm the market price of our common stock by delaying, deterring or preventing a change in control, making some transactions more difficult or impossible to complete without the support of these shareholders, regardless of the impact of this transaction on our other shareholders. Such ownership interests could effectively deter a third party from making an offer to buy us, which might involve a premium over our current stock price or other benefits for our stockholders, or otherwise prevent changes in the control or management. For example, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

Billing for clinical services is complex, time consuming and expensive. Depending on the billing arrangement and applicable law, we bill various payers, including Medicare, insurance companies and patients, all of which have different billing requirements. To the extent laws or contracts require us to bill patient co-payments or co-insurance; we must also comply with these requirements. We may also face increased risk in our collection efforts, including write-offs of doubtful accounts and long collection cycles, which could have a material adverse effect on our clinical services, results of operations and financial condition. Among others, the following factors make the billing process complex:

●	differences between the list price for our molecular diagnostic tests and the reimbursement rates of payers;

●	compliance with complex federal and state regulations related to billing Medicare;

●	changes in billing policy reimbursement by CMS, particularly with respect to PancraGEN;

●	disputes among payers as to which party is responsible for payment;

●	differences in coverage among payers and the effect of patient co-payments or co-insurance;

●	differences in information and billing requirements among payers;

●	incorrect or missing billing information;

●	the resources required to manage the billing and claims appeals process including those of our billing service providers;

●	our inability to bill timely and accurate requisitions and process denials efficiently may result in delayed collections and reduced reimbursement rates; and

●	the overall performance and effectiveness of our billing service providers.

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

Physicians may generally not order our clinical services tests unless payers reimburse a substantial portion of the test price. There is uncertainty concerning third-party reimbursement of any test incorporating new molecular diagnostic technology. Reimbursement by a payer may depend on a number of factors, including a payer’s determination that tests such as our molecular diagnostic tests are: (a) not experimental or investigational; (b) pre-authorized and appropriate for the patient; (c) cost-effective; (d) supported by peer-reviewed publications; and (e) included in clinical practice guidelines. Since each payer generally makes its own decision as to whether to establish a policy or enter into a contract to reimburse our clinical services tests, seeking these approvals is a time-consuming and costly process. Although we have contracted rates of reimbursement with certain payers, which establishes allowable rates of reimbursement for our PancraGEN®, ThyGeNEXT®, ThyraMIR®v2 and RespriDx® assays, payers may suspend or discontinue reimbursement at any time, may require or increase co-payments from patients, may impose pre-authorization requirements, may establish non-coverage for our tests, or may reduce the reimbursement rates paid to us. Any such actions could have a negative effect on our revenue for our clinical services tests. See Part I – Item 1 – “Business – Government Regulations and Industry Guidelines - Third Party Coverage and Reimbursement for our Clinical Services – Novitas LCD for PancraGEN®.

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

Clinical utility studies show when and how to use a molecular diagnostic clinical test and describe the particular clinical situations or settings in which it can be applied and the expected results. Clinical utility studies also show the impact of the molecular diagnostic test results on patient care and management. Clinical utility studies are typically performed with collaborating oncologists or other physicians at medical centers and hospitals, analogous to a clinical trial, and generally result in peer-reviewed publications. Sales and marketing representatives use these publications to demonstrate to customers how to use a molecular diagnostic clinical test, as well as why they should use it. These publications are also used with payers to obtain coverage for a molecular diagnostic test, helping to assure there is appropriate reimbursement. We will need to conduct additional studies for our molecular diagnostic tests and other diagnostic tests we plan to introduce, to increase the market adoption and obtain coverage and adequate reimbursement. Should we not be able to perform these studies, should the costs or length of time required for these studies exceed their value, or should their results not provide clinically meaningful data and value for oncologists and other physicians, adoption of our molecular diagnostic tests could be impaired, and we may not be able to obtain coverage and adequate reimbursement for them. For more information, on how reimbursement has been affected for our PancraGEN test, please see Part I – Item 1 – “Business – Government Regulations and Industry Guidelines - Third Party Coverage and Reimbursement for our Clinical Services – Novitas LCD for PancraGEN.”

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

FDA implementation of the LDT final rule would have a material adverse effect on our clinical services and/or cause us to incur substantial costs and delays associated with trying to obtain pre-market clearance or approval and comply with applicable pre- and post-market requirements.

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

If we are required to submit applications to FDA for our currently-marketed clinical tests and any tests that we may develop in the future, we may be required to conduct additional studies, which may be time-consuming and costly and could result in our currently-marketed tests being withdrawn from the market. Continued compliance with the FDA’s regulations would increase the cost of conducting our clinical services, and subject us to heightened regulation by the FDA and penalties for failure to comply with these requirements. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, such as warning letters, civil monetary penalties, injunctions, criminal prosecution, recall or seizure, operating restrictions, partial suspension or total shutdown of operations, and denial of or challenges to applications for clearance, authorization or approval, as well as significant adverse publicity. Any other regulatory or legislative framework that would increase general FDA oversight of clinical laboratories or LDTs could negatively impact our business if additional requirements are imposed. We are monitoring developments and anticipate that our clinical services products will be able to comply with requirements that are ultimately imposed by the FDA. In the meantime, we maintain our CLIA accreditation and state licenses, which permit the use of LDTs for diagnostic purposes.

If the FDA seeks to enforce the applicable medical device regulations against our clinical services tests, we could also be subject enforcement for noncompliance with the FDA’s regulations on marketing and promotional communications, manufacturing, quality and safety standards, labeling, storage, registration and listing, recordkeeping, adverse event reporting, and any other regulations applicable to IVDs. Any adverse enforcement action against us may have a material adverse effect on our clinical services and results of operations.

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

Risks Related to our Operations

We may not be able to successfully implement future restructuring activities or other significant organizational changes.

We have, from time to time, restructured or made other adjustments to our workforce and manufacturing footprint. For example, in response to the new LCD which established non-coverage for our PancraGEN® test as discussed elsewhere in this Annual Report, we announced that our board of directors had approved the Restructuring Plan (as defined below) to reduce operating costs and better align its workforce with the loss of PancraGEN®. As a result of CMS’ determination to delay implementation of the Genetic Testing for Oncology LCD (L39365) until April 24, 2025, the Company is re-evaluating certain parts of the Restructuring Plan and will determine what parts will or will not be postponed, or cancelled. For more information on the Restructuring Plan, please see Part II – Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Potential Restructuring.”

In the event we proceed with some or all parts of the Restructuring Plan, there are significant costs involved with the execution of restructuring programs or other significant organizational changes, including expenses related to severance, asset impairments and other potential charges. There are also significant risks involved with such changes, including the potential for significant business disruption, diversion of management’s time and attention from ongoing operations, loss of human capital talent, temporarily reduced productivity and the risk of failing to achieve some or all of the anticipated benefits of the restructuring or organizational changes. We may need to implement additional restructuring plans or other strategic initiatives in the future in response to market or product changes, performance issues, changes in strategy, acquisitions and/or other internal or external considerations. If we are unable to successfully manage and implement any future restructuring plan, we may not achieve or sustain the expected growth or cost savings benefits of these activities, or do so within the expected timeframe, and in such instance, our financial condition and results of operations could be materially adversely impacted.

The loss of members of our senior management team or our inability to attract and retain key personnel could adversely affect our business.

As a small company with approximately 111 employees, the success of our business depends largely on the skills, experience and performance of members of our senior management team, including our chief executive officer, and others in key management positions The efforts of these persons will be critical to us as we continue to grow our clinical services and develop and/or acquire additional molecular diagnostic tests. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy. In addition, our commercial laboratory operations depend on our ability to attract and retain highly skilled scientists, including licensed clinical laboratory scientists. We may not be able to attract or retain qualified scientists and technicians in the future due to the competition for qualified personnel, and we may have to pay higher salaries to attract and retain qualified personnel. We may also be at a disadvantage in recruiting and retaining key personnel as our small size, limited resources, and limited liquidity may be viewed as providing a less stable environment, with fewer opportunities than would be the case at one of our larger competitors. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our clinical laboratory and commercialization.

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

In addition, the interpretation and application of consumer, health-related or other data protection laws in the United States are often uncertain, contradictory and in flux, particularly as more states enact comprehensive consumer privacy laws. Recently, in certain states, there has been an increase in private litigation alleging that the use of cookies and similar tracking technologies without consent violates state laws governing “wiretapping,” “trap and trace,” “pen registers,” and similar laws. Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, our processing of personal data may become subject to the European Union’s General Data Protection Regulation or the United Kingdom’s General Data Protection Regulation. Each of these regulations requires stringent standards of data privacy and security concerning personal data and potentially significant sanctions. It is possible that these various laws may be interpreted and applied in a manner that is inconsistent with our practices. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business.

We may need to increase the size of our organization, and we may experience difficulties in managing this growth.

We are a small company with approximately 111 employees. We may increase the number of employees in the future depending on the progress and growth of our business. Future growth will impose significant added responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate additional employees with the necessary skills to support the growing complexities of our business. Rapid and significant growth may place strain on our administrative, financial and operational infrastructure. Our future financial performance and our ability to sell or promote our existing tests and services and develop and commercialize new tests and services and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

We incurred net losses from 2015-2022 and may never achieve sustained profitability. As of the fiscal year ended December 31, 2024, we had U.S. federal and state net operating losses, or NOLs, of approximately $115.0 million and $55.1 million, respectively. Subject to the final two sentences of this paragraph, the federal and state NOL carryforwards will begin to expire, if not utilized, beginning in 2028 for certain states. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current federal income tax law, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of Federal taxable income.

To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. We may be limited in the portion of NOL and tax credit carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. Sections 382 and 383 of Internal Revenue Code of 1986, or the Code, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The limitation could prevent us from using some or all of our NOLs and tax credits, as it places a formula limit of how much of our NOL and tax credit carryforwards we would be permitted to use in a tax year. The amount of the annual limitation, if any, will be determined based on the value of our company immediately prior to an ownership change. During the periods 2017 through 2019, the company experienced greater than 50% changes in ownership and as a result, NOLs attributable to the pre-ownership change are subject to a substantial annual limitation under Section 382 of the Code due to the ownership changes. The Company has adjusted their NOL carryforwards to address the impact of the Section 382 ownership changes. Federal Net Operating Losses of $66.5 million are subject to annual limitation for ownership changes and the Company is utilizing $4.0 million during the current year. The remaining $52.5 million of NOLs incurred post July 15, 2019 are not subject to any annual limitation and can be carried forward indefinitely. Subsequent ownership changes may further affect the limitation in future years. In the event we have undergone or will undergo an ownership change under Section 382 of the Code, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may become subject to these limitations, which could potentially result in increased future tax liability to us.

Comprehensive tax reform could adversely affect our business and financial condition.

New income, sales and use or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified or applied adversely to us. These events could require us to pay additional taxes on a prospective or retroactive basis, as well as penalties, interest and other costs for past amounts deemed to be due. New laws, or laws that are changed, modified or newly interpreted or applied, also could increase our compliance, operating and other costs, as well as the costs of our products. Changes in corporate tax rates, the realization of net operating losses, and other deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets and could increase our future tax expense. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws or regulations on an investment in our common stock.

Global economic and political instability and geopolitical events could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape. Changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them. The global credit and financial markets have also generally experienced severe volatility and disruptions in the past several years. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. There can be No assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.

A weak or declining economy could also result in supply chain disruptions, volatile demand for our products, abrupt changes in our customers’ buying patterns, limitations on our customers’ access to financial resources and ability to satisfy obligations to us, or other adverse impacts to our ability to place our Growth Direct systems. Furthermore, although we do not have any customer or direct supplier relationships in Ukraine, Russia or the Middle East at this time, the ongoing military conflicts in those regions and related sanctions, as well as export controls or actions that may be initiated by nations including the United States, the European Union, Russia or other jurisdictions, and other potential uncertainties could adversely affect our business and/or our supply chain, business partners or customers. In the event geopolitical tensions fail to abate or deteriorate further, additional governmental sanctions may be enacted adversely impacting the global economy, its banking and monetary systems, markets or customers for our products.

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

During 2024, our common stock traded at a low of $0.82 and a high of $3.54. During 2023, our common stock traded at a low of $0.62 and a high of $3.54. Volatility in our stock price or trading volume may be in response to various factors, some of which may be beyond our control. In addition to the other factors discussed or incorporated by reference herein, factors that may cause fluctuations in our stock price or trading volume, include, among others:

●	general volatility in the trading markets;

●	the impact of the delisting of our common stock from Nasdaq;

●	adverse research and development results;

●	significant fluctuations in our quarterly operating results;

●	significant changes in our cash and cash equivalent reserves;

●	our liquidity and ability to obtain additional capital, including the market’s reaction to any announced capital-raising transactions;

●	market assessments of any announced strategic transaction, including the likelihood that it would be completed and the timing for completion;

●	potential negative market reaction to the terms or volume of any issuance of shares of our common stock, preferred stock or other securities to new investors, pursuant to strategic or capital-raising transactions or to employees, directors or other service providers;

●	sales of substantial amounts of our common stock, or the perception that substantial amounts of our common stock may be sold, by stockholders in the public market;

●	announcements regarding our business or the business of our competitors;

●	Announcements regarding CMS/Novitas reimbursement decisions of our PancraGEN product;

●	announcements regarding our equity offerings;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	industry and/or regulatory developments;

●	changes in revenue mix;

●	changes in revenue and revenue growth rates for us and for the industries in which we operate;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	statements or changes in opinions, ratings or earnings estimates made, or the failure to make, by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate; and

●	general market and economic conditions.

The issuance of additional shares of our common stock in any future offerings could be dilutive to stockholders.

The issuance of additional shares of our common stock in any future offerings could be dilutive to stockholders. In order to raise additional capital, such securities may be at prices that are not the same as the price per share in previous offerings. We cannot assure investors that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors in previous offerings, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. Moreover, to the extent that we issue options or warrants to purchase, or securities convertible into or exchangeable for, shares of our common stock in the future (including our Series C Preferred Stock), and those options, warrants or other securities are exercised, converted or exchanged, stockholders may experience further dilution.

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

Delisting from the OTCQX could adversely affect our ability to raise additional financing through public or private sales of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our Common Stock. Delisting could also have other negative results, including the potential loss of confidence by employees and customers, the loss of institutional investor interest and fewer business development opportunities. The Company may seek an uplisting of its common stock to Nasdaq, but no assurances can be given that a Nasdaq listing will be achieved.

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

We reached a determination to restate certain of our previously issued consolidated financial statements as a result of the identification of errors in previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.

As discussed in the Explanatory Note, in Note 2 of our consolidated financial statements, Restatement of Previously Issued Consolidated Financial Statements, and in Note 22, Restatement of Unaudited Quarterly Results, in this Annual Report on Form 10-K for the year ended December 31, 2024, we reached a determination to restate certain of our historical consolidated financial statements and related disclosures for the periods disclosed in those notes after identifying errors in our accounting treatment of accrued royalty expenses. The restatement also included corrections for previously identified immaterial errors in the impacted periods. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement,  and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational risks for our business, both of which could harm our business and financial results.

Risks Relating to Our Corporate Structure and Our Common Stock

We have a substantial number of authorized shares of common and preferred stock available for future issuance that could cause dilution of our stockholders’ interest, adversely impact the rights of holders of our common stock and cause our stock price to decline.

We have a total of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized for issuance. As of December 31, 2024, we had 95,460,337 shares of common stock and 4,953,000 shares of preferred stock available for issuance. As of December 31, 2024, we have reserved 481,494 shares of our common stock for issuance under our 2019 Equity Incentive Plan, 1,000,007 shares of our common stock for issuance under our Employee Stock Purchase Plan and 1,796,268 additional shares available for future grants of awards under our 2019 Equity Incentive Plan. As of December 31, 2024, the aggregate number of shares of common stock that may be issued through conversion of all of the outstanding Series C Preferred Stock is 23,267,326. Provided that we have a sufficient number of unreserved authorized capital stock available, we may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Those additional issuances of capital stock could result in substantial dilution of our existing stockholders. Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes or the conversion ratio of any issued preferred stock is lower than the book value per share of our common stock at the time of such exercise or conversion. Additionally, new investors in any subsequent issuances of our securities could gain rights, preferences and privileges senior to those of holders of common stock.

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

As discussed in “Item 9A-Controls and Procedures,” our senior management has identified material weaknesses in our disclosure controls and procedures and our internal controls over financial reporting. We cannot assure you that additional material weaknesses will not be identified in the future. Any such failure could adversely affect our ability to report financial results on a timely and accurate basis, which could have other material effects on our business, reputation, results of operations, financial condition or liquidity. If we do not effectively remediate the material weakness or if we otherwise fail to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and on an accurate basis could be impaired, which may cause investors to lose confidence in our reported financial information which could adversely affect the market price of our common stock.

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

Cyber Risk Management and Strategy

We operate in the life sciences sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations. We have developed and maintain processes, aligned with industry standards and best practices designed to assess, identify, and manage cybersecurity risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. The scope of these processes includes risks that may be associated with both our internally managed information technology (“IT”) systems and key business functions and sensitive data operated or managed by or maintained at third-party service providers. These processes are managed and monitored by a dedicated information technology team, which is led by our head of IT, and include mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. We constantly monitor our information technology environment for abnormal behavior, conduct penetration and vulnerability testing, data recovery testing, security audits, and ongoing risk assessments, including due diligence on our key technology vendors and other third party service providers that have access to the personal information we collect, use, store, and transmit. We also conduct periodic employee trainings on cyber and information security, among other topics. We leverage standard industry tools from a software and hardware perspective and maintain a cybersecurity risk insurance policy.

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

Our Vice President of Information Technology has over 15 years of experience managing information technology and cybersecurity matters. The Vice President of Information Technology, together with our senior leadership team, are responsible for assessing and managing cybersecurity risks and they work collaboratively across our company to implement policies and procedures designed to protect our information and systems from cybersecurity threats and to respond promptly to any material cybersecurity incidents in accordance with our incident response plans. A cross-functional team is responsible for responding to cybersecurity incidents.

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

The Company may seek an uplisting of its common stock to Nasdaq, but no assurances can be given that a Nasdaq listing will be achieved.

Holders of Record

We had 184 stockholders of record as of March 21, 2025. Not reflected in the number of stockholders of record are persons who beneficially own shares of common stock held in nominee or street name.

Dividends

We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future. Future earnings, if any, will be used to finance the future operation and growth of our businesses.

Unregistered Sales of Equity Securities

On October 10, 2024, we and the Investors entered into the Exchange Agreement pursuant to which the Company exchanged an aggregate of 47,000 shares of the Company’s existing Series B Preferred Stock, comprised of 28,000 shares of Series B Preferred Stock held by Ampersand and 19,000 shares of Series B Preferred Stock held by 1315 Capital, which represented all of the Company’s issued and outstanding Series B Preferred Stock, for 47,000 newly created shares of Series C Preferred Stock. In the Exchange, Ampersand received 28,000 shares of Series C Preferred Stock and 1315 received 19,000 shares of Series C Preferred Stock.

The shares of Series C Preferred Stock issued in the Exchange were not registered under the Securities Act, and were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder, for transactions not involving a public offering.

In connection with the Exchange, on October 10, 2024, the Company and the Investors entered the Amended and Restated Investor Rights Agreement. Pursuant to the Amended and Restated Investor Rights Agreement, the Company and the Investors established certain terms and conditions concerning the rights of and restrictions on the Investors with respect to the ownership of the Series C Preferred Stock of the Company.

The Amended and Restated Investor Rights Agreement provides the Investors with (1) demand registration rights exercisable beginning on the date of the Closing and subject to certain limitations described therein, (2) piggy-back registration rights at any time the Company proposes to file a registration statement under the Securities Act, with respect to an offering of equity securities, or securities or other obligations exercisable or exchangeable for, or convertible into, equity securities, subject to certain exceptions described therein, and (3) shelf registration rights

Use of Proceeds

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

In this Annual Report on Form 10-K, we have restated our previously issued consolidated financial statements as of and for the year ended December 31, 2023. See the “Explanatory Note” preceding Forward Looking Statements for background on the restatement, the fiscal periods impacted, control considerations, and other information. As a result, we have also restated our previously issued financial information as of and for the year ended December 31, 2023 and the relevant unaudited interim financial information for the quarterly periods in 2023 and 2024 in this Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including but not limited to information within the Results of Operations to conform the discussion with the appropriate restated amounts. See Note 2 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report on Form 10-K for additional information related to the 2023 Consolidated Financial Statements restatement including descriptions of the errors and the impact to our consolidated financial statements. See also Note 22 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report for our restatement of unaudited interim condensed consolidated financial statements for 2023 and 2024. As a result of the restatement, it was determined that the Company’s disclosure controls and procedures were not effective as of December 31, 2024, and that the Company had identified material weaknesses in its internal controls over financial reporting, as referenced in Item 9A.

We have not amended and do not plan to amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K. Accordingly, the consolidated financial statements and related financial information contained in such previously filed or furnished reports should no longer be relied upon.

Company Overview

We are a company that provides esoteric molecular diagnostic testing, and pathology services to aid physicians in their evaluation of cancer risk in patients with indeterminate biopsies and a perceived high risk of cancer from clinical features. We develop and commercialize genomic tests and related first-line assays that can personalize medicine to help improve patient diagnosis and management.

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

On June 5, 2023 the Company announced that Novitas issued the final LCD of Genetic Testing for Oncology (L39365) which, if finalized, would have established non-coverage for the Company’s widely used PancraGEN® test effective July 17, 2023. On July 6, 2023, Novitas announced that it would not be implementing the final Genetic Testing for Oncology LCD (L39365) as scheduled on July 17, 2023. Novitas then issued a new virtually identical proposed LCD affecting the same companies and tests and reaching the same conclusions as noted in the previously rescinded LCD on July 27, 2023. In response, the Company participated in a public meeting presentation and submitted detailed written comments supporting the use of PancraGEN®. On July 29, 2024, the Company announced that CMS granted Novitas an undefined extension to the final decision for the LCD. As a result, the Company was able to continue offering PancraGEN® and the related Point2® fluid chemistry tests for amylase, CEA, and glucose for all of 2024.

On January 9, 2025, the Company announced the new LCD established non-coverage for its PancraGEN® test, and it would stop offering the test and would not accept specimens for first-line fluid chemistry and PancraGEN® testing after February 7, 2025. As a result of the established non-coverage for PancraGEN®, the Company announced that its board of directors had approved a restructuring and cost-savings plan to reduce operating costs and better align its workforce with the loss of PancraGEN® (the “Restructuring Plan”). For more information, please see Potential Restructuring below.

On January 27, 2025, the Company announced that CMS had directed its Medicare Administrative Contractors, Novitas and First Coast Service Options, Inc., to delay implementation of the Genetic Testing for Oncology LCD (L39365), from February 23, 2025 until April 24, 2025. The Company stated that this change of effective date will allow the Trump administration time to fully review the proposed policy changes, re-evaluate for themselves the supporting clinical evidence for the PancraGEN® assay, and fully assess the negative impact on patient care if the currently proposed LCD comes into effect.

Potential Restructuring

As discussed above in “Impact of Our Reliance on CMS and Novitas,” on January 14, 2025, the Board of Directors approved a Restructuring Plan and cost-savings to reduce and better align its workforce with the anticipated loss of PancraGEN® coverage by CMS. However, due to the delay in the implementation of the new LCD from February 23, 2025 until April 24, 2025, the Company is re-evaluating certain parts of the Restructuring Plan and will determine what parts will or will not be postponed or cancelled.

Under the Restructuring Plan, if implemented, the Company would reduce its workforce and impacted employees would be eligible to receive severance benefits. The Company expects to incur severance costs in in the range of $0.8 million to $1.0 million. The Company expects that the loss of PancraGEN® coverage, if it were to occur, and related restructuring activities would reduce its annual cost of revenue and operating expenses by approximately $12.5 million to $14.5 million which is expected to substantially offset the expected loss of its revenues from the sale of PancraGEN® tests. The cost that the Company expects to incur in connection with the Restructuring Plan is subject to several assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring Plan. In the event that CMS/Novitas does not remove coverage for PancraGEN®, the Company anticipates that the Restructuring Plan will not be implemented in its current form. In the meantime, the Company is re-evaluating certain parts of the Restructuring Plan and will determine what parts will or will not be postponed, or cancelled.

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

The global esoteric molecular diagnostics market, valued at $29.9 billion (USD) in 2023 and is expected to grow to $48.3 billion (USD) by 2029 with a Compound Annual Growth rate or CAGR of 8.5% between 2023 and 2029, according to MarketsandMarkets™ (Report Code: MD5930, published June 2024).

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

Significant judgment is also required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. We currently have significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences. The realization of these assets is dependent on generating future taxable income. We perform an analysis quarterly to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets. Our recent operating results and projections of future income weighed heavily in our overall assessment. The existing and forecasted levels of pretax earnings for financial reporting purposes are not sufficient to generate future taxable income and realize our deferred tax assets and, as a result, we established a full federal and state valuation allowance for the net deferred tax assets at December 31, 2024 and 2023, as we determined that it was more likely than not that these assets would not be realized.

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

	Years Ended December 31,
	2024	2024	2023	2023
		% to	(as restated)	% to
		revenue		revenue

Revenue, net	$46,926	100.0%	$40,036	100.0%
Cost of revenue	17,001	36.2%	14,980	37.4%
Gross profit	29,925	63.8%	25,056	62.6%
Operating expenses:
Sales and marketing	11,655	24.8%	10,233	25.6%
Research and development	676	1.4%	636	1.6%
General and administrative	9,486	20.2%	9,363	23.4%
Acquisition related amortization expense	-	0.0%	861	2.2%
Change in fair value of contingent consideration	-	0.0%	7	0.0%
Total operating expenses	21,817	46.5%	21,100	52.7%

Operating income	8,108	17.3%	3,956	9.9%
Interest accretion expense	(34)	-0.1%	(112)	-0.3%
Note payable interest expense	(625)	-1.3%	(896)	-2.2%
Other expense, net	(499)	-1.1%	(667)	-1.7%
Income from continuing operations before tax	6,950	14.8%	2,281	5.7%
Provision for income taxes	4	0.0%	17	0.0%
Income from continuing operations	6,946	14.8%	2,264	5.7%

Loss from discontinued operations, net of tax	(244)	-0.5%	(310)	-0.8%

Net income	$6,702	14.3%	$1,954	4.9%

Revenue, net

Consolidated revenue for the year ended December 31, 2024 increased by $6.9 million, or 17%, to $46.9 million, compared to $40.0 million for the year ended December 31, 2023. The increase in net revenue was largely driven by increased test volumes as compared to the prior year.

Cost of revenue

Consolidated cost of revenue for the year ended December 31, 2024 increased by $2.0 million, or 14%, to $17.0 million, compared to $15.0 million for the year ended December 31, 2023. This increase was primarily driven by the increased test volumes discussed above.

Gross Profit

Consolidated gross profit for the year ended December 31, 2024 increased $4.8 million, or 19%, to $29.9 million, compared to $25.1 million for the year ended December 31, 2023. The increase can be attributed to the increase in revenue.

Sales and marketing expense

Sales and marketing expense was $11.7 million for the year ended December 31, 2024 and $10.2 million for the year ended December 31, 2023. The increase was primarily due to increased employee costs. As a percentage of revenue, sales and marketing expense was approximately 25% in both periods.

Research and development

Research and development expense was $0.7 million for the year ended December 31, 2024 and $0.6 million for the year ended December 31, 2023. As a percentage of revenue, research and development expense decreased to 1.4% from 1.6% in the prior year period due to the increase in revenue discussed above.

General and administrative

General and administrative expense was approximately $9.5 million for the year ended December 31, 2024 and $9.4 million for the year ended December 31, 2023. As a percentage of net revenue, general and administrative expense was 20% for the year ended December 31, 2024 as compared to 23% for the year ended December 31, 2023.

Acquisition related amortization expense

There was no amortization expense for the year ended December 31, 2024. During the year ended December 31, 2023, we recorded amortization expense of approximately $0.9 million which was related to intangible assets associated with our acquisitions.

Operating income

Operating income from continuing operations was $8.1 million for the year ended December 31, 2024 as compared to operating income of $4.0 million for the year ended December 31, 2023. The increase in operating income was primarily attributable to the increases in revenue and gross profit discussed above.

Note payable interest expense

Note payable interest expense was $0.6 million for the year ended December 31, 2024 and $0.9 million for the year ended December 31, 2023. The interest expense was from the BroadOak loan.

Other expense, net

During the years ended December 31, 2024 and December 31, 2023, there were other expenses, net of approximately $0.5 million and $0.7 million, respectively. The amounts are primarily related to the fair value adjustments recorded on the note payable.

Provision for income taxes

Income tax expense was approximately $4,000 for the year ended December 31, 2024 and $17,000 for the year ended December 31, 2023. Income tax expense for both periods was primarily driven by Texas Gross Receipts Tax.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.2 million and $0.3 million for the years ended December 31, 2024 and December 31, 2023, respectively.

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

In this 10-K, we discuss Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA is a metric used by management to measure cash flow of the ongoing business. Adjusted EBITDA is defined as income or loss from continuing operations, plus depreciation and amortization, acquisition related expenses, non-cash stock-based compensation, interest and taxes, and other non-cash expenses including asset impairment costs, change in fair value of contingent consideration, and change in fair value of notes payable. The table below includes a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure.

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Years Ended
	December 31,
	2024	2023
		(as restated)

Income from continuing operations (GAAP Basis)	$6,946	$2,264
Depreciation and amortization	300	1,026
Stock-based compensation	291	630
Tax expense	4	17
Interest accretion expense	34	112
Financing interest and related costs	625	896
Interest income	(48)	(53)
Change in fair value of note payable	547	678
Change in fair value of contingent consideration	-	7
Adjusted EBITDA	$8,699	$5,577

LIQUIDITY AND CAPITAL RESOURCES

In October 2021, the Company entered into the Term Loan with BroadOak, providing for a term loan in the aggregate principal amount of $8,000,000. Funding of the Term Loan took place on November 1, 2021. The Term Loan was scheduled to mature upon the earlier of (i) October 31, 2024 or (ii) the occurrence of a change in control, and bears interest at the rate of 9% per annum. The Term Loan is secured by a security interest in substantially all the Company’s and its subsidiaries’ assets and was subordinate to the Company’s former $7,500,000 revolving credit facility with Comerica Bank. The Term Loan has an origination fee of 3% of the Term Loan amount, and a terminal payment equal to (i) 15% of the original principal amount of the Term Loan if the change of control occurs on or prior to the first anniversary of the funding of the Term Loan, (ii) 20% of the original principal amount of the Term Loan if the change of control occurs after the first anniversary but on or prior to the second anniversary of the funding of the Term Loan and (iii) 30% of the original principal amount of the Term Loan if the change of control occurs after the second anniversary of the funding of the Term Loan, or if the Term Loan is repaid on its maturity date. Upon receipt of the term loan, the proceeds were used to repay in full at their maturity the notes extended by Ampersand and 1315 Capital discussed above. See Note 13, Notes Payable, for more details. In May 2022, the Company issued a Convertible Note to BroadOak, pursuant to which BroadOak funded a term loan in the aggregate principal amount of $2.0 million which was converted into a subordinated term loan and was added to the outstanding balance of the Term Loan. See Note 13, Notes Payable, for more details.

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

On January 14, 2025, the Company entered into a Fourth Amendment to the Loan and Security Agreement with BroadOak (the “Fourth Amendment”), extending the loan maturity date to December 31, 2025. The primary changes to the Third Amendment were as follows:

●	The maturity date was extended to December 31, 2025.

●	Beginning July 1, 2025, and continuing through December 1, 2025, the Company will make monthly interest-only payments with the remaining loan balance due on the new maturity date.

The Term Loan contains affirmative and negative restrictive covenants, including restrictions on certain mergers, acquisitions, investments and encumbrances which could adversely affect our ability to conduct our business. The Term Loan also contains customary events of default. The balance of the loan at December 31, 2024 was $4.4 million.

For the year ended December 31, 2024, we had operating income from continuing operations of $8.1 million. As of the year ended December 31, 2024, we had cash and cash equivalents of $1.5 million, total current assets of $11.8 million and current liabilities of $10.6 million. As of March 21, 2025, we had approximately $1.3 million of cash on hand, net of restricted cash.

During the year ended December 31, 2024, net cash provided by operating activities was $4.6 million. The main component of cash provided by operating activities was net income of $6.7 million. During the year ended December 31, 2023, net cash provided by operating activities was $3.8 million. The main component of cash provided by operating activities was net income of $2.0 million, and non-cash expenses of $2.5 million.

During the year ended December 31, 2024, there was net cash used in investing activities of $0.9 million which primarily pertained to capital expenditures associated with the lab. During the year ended December 31, 2023, there was net cash used in investing activities of $0.1 million.

For the year ended December 31, 2024, cash used in financing activities was $5.8 million, of which $5.6 million was for principal repayments of the BroadOak loan. See Note 13, Notes Payable, for more details. For the year ended December 31, 2023, cash used in financing activities was $5.0 million, of which $2.5 million was from the repayment on the Revolving Line and $2.5 million was the terminal payment made to BroadOak. See Note 13, Notes Payable, for more details.

We generated positive cash flows from operations for the year ending December 31, 2024. We intend to meet our ongoing capital needs by using our available cash as well as through targeted margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options and other strategic alternatives.

The Company continues to explore various strategic alternatives, dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources in order to provide additional liquidity. With the Company’s delisting of its common stock from Nasdaq in February 2021, our ability to raise additional capital on terms acceptable to the Company has been adversely impacted. There can be no assurance that the Company will be successful in obtaining such funding on terms acceptable to the Company. The Company may seek an uplisting of its common stock to Nasdaq, but no assurances can be given that a Nasdaq listing will be achieved.

Further, along with many laboratories, we may be affected by the Proposed LCD DL39365, which is currently under consideration by our local Medicare Administrative Contractor, Novitas. If finalized, this Proposed LCD, which governs “Genetic Testing for Oncology,” could impact the existing Medicare coverage for one of our molecular tests, PancraGEN®. On June 5, 2023 we announced that Novitas issued the final LCD of Genetic Testing for Oncology (L39365) which, if finalized, would have established non-coverage for the Company’s widely used PancraGEN® test effective July 17, 2023. On July 6, 2023, Novitas announced that it would not be implementing the final Genetic Testing for Oncology LCD (L39365) as scheduled on July 17, 2023. Novitas then issued a new virtually identical proposed LCD affecting the same companies and tests and reaching the same conclusions as noted in the previously rescinded LCD on July 27, 2023. In response, the Company participated in a public meeting presentation and submitted detailed written comments supporting the use of PancraGEN®. On July 29, 2024, the Company announced that CMS granted Novitas an undefined extension to the final decision for the LCD. As a result, we were able to continue offering PancraGEN® and the related Point2® fluid chemistry tests for amylase, CEA, and glucose for all of 2024.

On January 9, 2025, we announced that the new LCD established non-coverage for the Company’s PancraGEN® test, and we would stop offering the test and would not accept specimens for first-line fluid chemistry and PancraGEN® testing after February 7, 2025. As a result of the established non-coverage for PancraGEN®. we announced that our board of directors had approved the Restructuring Plan to reduce operating costs and better align our workforce with the loss of PancraGEN®.

On January 27, 2025, the Company announced that CMS had directed its Medicare Administrative Contractors, Novitas and First Coast Service Options, Inc., to delay implementation of the Genetic Testing for Oncology LCD (L39365), from February 23, 2025 until April 24, 2025. The Company stated that this change of effective date will allow the Trump administration time to fully review the proposed policy changes, re-evaluate for themselves the supporting clinical evidence for the PancraGEN® assay, and fully assess the negative impact on patient care if the currently proposed LCD comes into effect.

As a result of CMS’ determination to delay implementation of the Genetic Testing for Oncology LCD (L39365), the Company is re-evaluating certain parts of the Restructuring Plan and will determine what parts will or will not be postponed or cancelled.

In the event Novitas ultimately restricts coverage for the PancraGEN® test, the Company’s liquidity could be negatively impacted.

As of December 31, 2024, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$1,925	$550	$1,100	$275	$-
Total	$1,925	$550	$1,100	$275	$-

GOVERNANCE OF THE COMPANY

Corporate Governance; Code of Ethics; Insider Trading Policy

Our Board has adopted a written Code of Business Conduct that applies to our directors, officers, and employees, as well as Corporate Governance Guidelines applicable specifically to our Board. You can find links to these documents in the “Investor Relations-Corporate Governance” section of our website page at www.interpace.com. The content contained in, or that can be accessed through, our website is not incorporated into this Annual Report on Form 10-K. Disclosure regarding any amendments to, or any waivers from, a provision of our Code of Business Conduct that applies to one or more of our directors, our principal executive officer, our principal financial or our principal accounting officer will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, or posted on our website (www.interpace.com).

Our Insider Trading Policy, adopted in March 2025, expressly prohibits our, and our direct and indirect subsidiaries’, employees, directors, officers and designated contractors and consultants, who know or have access to material information regarding the Company that has not been fully disclosed to the public from (i) trading in Company securities or engaging in transactions in securities of another company with which the Company conducts business, such as a customer, partner, distributor or supplier, if they are in possession of or otherwise aware of material information relating to such other company obtained in course of employment with, or services performed on behalf of, the Company, (ii) pledging Company securities as collateral for a loan, (iii) engaging in hedging or monetization transactions with respect to Company securities, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars, and exchange funds, and (iv) trading in derivative securities related to our Company securities, which includes publicly traded call and put options. Our Insider Trading Policy also provides that the Company will not effect transactions in respect of its securities, or adopt any securities repurchase plans, when it is in possession of material nonpublic information concerning the Company, other than in compliance with applicable law.

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

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management identified a material weakness in the Company’s internal control over financial reporting in the fourth quarter of 2024 related to the Company’s royalty accrual. It was determined that the Company should not have been accruing royalty expense with respect to certain royalty agreements and therefore had materially misstated their financial statements in prior periods. Management notes that the root cause of the royalty error was a design control failure as there was a lack of process related to communication between the Company’s science team, such as the Chief Scientific Officer, management of the Company, including the Chief Executive Officer (“CEO”), and the accounting team, including the Chief Financial Officer (“CFO”). At the time the initial accrual was made and as the royalty continued to be accrued since that point, there was a lack of control whereby the accounting team was not aware that the Company’s revenue sources, ThyraMIR and ThyGeNEXT, did not utilize the technology covered under the royalty agreements. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K as a result of the identified material control weakness.

Remediation Plan - The Company plans to amend its control activities designed to mitigate the material weakness identified, including updating its procedures regarding the review of significant, complex agreements, to include the retention of outside subject matter experts specifically to review the agreements and any complexities that may arise. In addition, the Company plans to establish a quarterly meeting between members of management, including the CEO and CFO, as well as members from the Company’s science team to ensure that management, including those responsible for financial reporting, understand the agreements which are disclosed within the financial statements to ensure proper accounting for these agreements. The Company believes implementation of these processes and appropriate testing of their effectiveness will remediate this material control weakness.

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

As of December 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective based on those criteria.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2024 management believes that it has completed its remediation plan to address the material weakness that existed at the end of 2023 and through the first three quarters of 2024 related to the timing of revenue recognition. The Company had adopted a remediation plan and updated its procedures regarding the testing of revenue recognition and review the procedures which ensure that revenue is recorded in the period in which it is earned. Other than the completion of this remediation plan there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors and executive officers of the registrant that is responsive to Item 10 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2025 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation of the registrant that is responsive to Item 11 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2025 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management of the registrant that is responsive to Item 12 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2025 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions of the registrant that is responsive to Item 13 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2025 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accounting fees and services of the registrant that is responsive to Item 14 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2025 annual meeting of stockholders and such information is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements – See Index to Financial Statements on page F-1 of this Form 10-K.
(2)	Financial Statement Schedule

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
2.2	Asset Purchase Agreement, dated August 31, 2022 by and among Interpace Biosciences, Inc., Interpace Pharma Solutions, Inc. and Flagship Biosciences, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2022.
3.1+	Conformed version of Certificate of Incorporation of Interpace Biosciences, Inc., as amended most recently by the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, effective October 11, 2024, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2024.
3.2	Amended and Restated Bylaws of Interpace Biosciences, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019.
4.1	Description of Securities, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2021.
4.2	Specimen Certificate Representing the Common Stock, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (File No. 333-227728), filed with the SEC on October 5, 2018.
10.1*	Amended and Restated 2004 Stock Award and Incentive Plan, incorporated by reference to Annex A of the Company’s definitive proxy statement, filed with the SEC on August 14, 2017.
10.2*	Form of Restricted Stock Unit Agreement for Employees, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.

Exhibit No.	Description
10.3*	Form of Restricted Stock Unit Agreement for Directors, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.4*	Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.5*	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.6*	Interpace Diagnostics Group, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.7*	Amendment to the Interpace Biosciences, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 26, 2020.
10.8*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.3 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.9*	Form of Interpace Biosciences, Inc. 2019 Equity Incentive Plan Restricted Stock Unit And Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.9 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 26, 2020.
10.10*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.11*	Interpace Diagnostics Group, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.12*	Incentive Stock Option Agreement between Interpace Diagnostics Group, Inc. and Jack E. Stover, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2016.
10.13*	Employment Agreement, dated November 23, 2020, between Thomas W. Burnell and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 25, 2020.
10.14*	Employment Agreement, dated July 24, 2023, between Christopher McCarthy and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 2, 2023.
10.15*	Form of Indemnification Agreement by and between Interpace Diagnostics Group, Inc. and its directors and executive officers, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2016.
10.16*	Form of Indemnification Agreement by and between Interpace Biosciences, Inc. and Indemnitee, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020.
10.17*	Agreement, dated January 21, 2022, between Dr. Vijay Aggarwal and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2022.
10.18	License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.

Exhibit No.	Description
10.19	CPRIT License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.20	Supply Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.21	Guaranty, dated August 13, 2014 by the Company in favor of Asuragen, Inc., incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.22	Lease Agreement, dated March 31, 2017, by and between Saddle Lane Realty, LLC and the Company, incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-1 (333-218140), as amended on June 13, 2017.
10.23	First Amendment, dated September 26, 2017, by and between Saddle Lane Realty, LLC and Interpace Diagnostics Corporation, incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.24	Amendment No. 2 to Lease, dated March 15, 2018, between Saddle Lane Realty, LLC and Interpace Diagnostics Corporation, incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 23, 2018.
10.25	Fourth Lease Amendment (the “Amendment”) by and between Interpace Biosciences, Inc. and Saddle Lane Realty, LLC, dated as of October 31, 2022, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022.

Exhibit No.	Description
10.26	Loan and Security Agreement by and between BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 29, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.
10.27	Second Amendment to Loan and Security Agreement by and between BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 24, 2023, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2023.
10.28*	Amendment to the Interpace Biosciences, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2022.
10.29*	Amendment to the Interpace Biosciences, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2022.
10.30	Third Amendment to Loan and Security Agreement by and between BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated March 29, 2024, incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024.
10.31	Series C Preferred Stock Exchange Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2024.
10.32	Amended and Restated Investor Rights Agreement, dated as of October 10, 2024, by and among Interpace Biosciences, Inc., 1315 Capital II, L.P. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2024.
10.33	Termination of Support Agreement, dated October 14, 2024, by and between 1315 Capital II, L.P. and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2024.
10.34	Fourth Amendment to Loan and Security Agreement with BroadOak Fund V, L.P., dated January 17, 2025, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2025.
19.1+	Insider Trading Policy
21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
23.1	Consent of EisnerAmper, LLP, filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*	Denotes compensatory plan, compensation arrangement or management contract.
+	Filed herewith.

ITEM 16.	Form 10-K Summary

The Company has opted to not provide a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPACE BIOSCIENCES, INC.

Date: March 31, 2025	/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ Thomas W. Burnell	President, Chief Executive Officer and Director	March 31, 2025
Thomas W. Burnell	(Principal Executive Officer)

/s/ Christopher McCarthy	Chief Financial Officer	March 31, 2025
Christopher McCarthy	(Principal Financial and Accounting Officer)

/s/ Stephen J. Sullivan	Director	March 31, 2025
Stephen J. Sullivan

/s/ Joseph Keegan	Director	March 31, 2025
Joseph Keegan

/s/ Vijay Aggarwal	Director	March 31, 2025
Vijay Aggarwal

/s/ Fortunato Ron Rocca	Director	March 31, 2025
Fortunato Ron Rocca

Interpace Biosciences, Inc.

Index to Consolidated Financial Statements

and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Interpace Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Interpace Biosciences, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement

As discussed in Note 2 to the financial statements, the 2023 financial statements have been restated to correct a misstatement.

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

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 31, 2025

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,461	$3,498
Accounts receivable	8,544	5,078
Other current assets	1,768	1,841
Total current assets	11,773	10,417
Property and equipment, net	1,361	790
Operating lease right of use assets	1,613	1,864
Other long-term assets	45	45
Total assets	$14,792	$13,116

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,659	$1,544
Accrued salary and bonus	2,207	1,969
Other accrued expenses	1,799	2,163
Note payable at fair value, current	4,290	5,100
Current liabilities of discontinued operations	660	660
Total current liabilities	10,615	11,436
Operating lease liabilities, net of current portion	1,183	1,472
Note payable at fair value	-	4,243
Other long-term liabilities	5,211	4,968
Total liabilities	17,009	22,119

Commitments and contingencies (Note 11)

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized, 0 and 47,000 shares Series B issued and outstanding, respectively	-	46,536

Stockholders’ deficit:
Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 and 0 shares Series C issued and outstanding, respectively	-	-
Common stock, $.01 par value; 100,000,000 shares authorized;
4,539,663 and 4,447,489 shares issued, respectively;
4,409,323 and 4,351,445 shares outstanding, respectively	406	405
Additional paid-in capital	234,811	188,146
Accumulated deficit	(235,380)	(242,082)
Treasury stock, at cost (130,340 and 96,044 shares, respectively)	(2,054)	(2,008)
Total stockholders’ deficit	(2,217)	(55,539)
Total liabilities and stockholders’ deficit	14,792	(33,420)

Total liabilities, preferred stock and stockholders’ deficit	$14,792	$13,116

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	For The Years
	Ended December 31,
	2024	2023
		(as restated)

Revenue, net	$46,926	$40,036
Cost of revenue	17,001	14,980
Gross profit	29,925	25,056
Operating expenses:
Sales and marketing	11,655	10,233
Research and development	676	636
General and administrative	9,486	9,363
Acquisition related amortization expense	-	861
Change in fair value of contingent consideration	-	7
Total operating expenses	21,817	21,100

Operating income from continuing operations	8,108	3,956
Interest accretion expense	(34)	(112)
Note payable interest expense	(625)	(896)
Other expense, net	(499)	(667)
Income from continuing operations before tax	6,950	2,281
Provision for income taxes	4	17
Income from continuing operations	6,946	2,264

Loss from discontinued operations, net of tax	(244)	(310)

Net income	6,702	1,954

Less adjustment for preferred stock deemed dividend	(464)	-

Net income attributable to common stockholders	$6,238	$1,954

Basic net income (loss) per share of common stock:
From continuing operations	$1.48	$0.52
From discontinued operations	(0.06)	(0.07)
Net income (loss) per basic share of common stock	$1.42	$0.45

Diluted net income (loss) per share of common stock:
From continuing operations	$0.41	$0.52
From discontinued operations	(0.02)	(0.07)
Net income (loss) per diluted share of common stock	$0.40	$0.45

Weighted average number of common shares and common share equivalents outstanding:
Basic	4,387	4,317
Diluted	15,734	4,364

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

							Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance -December 31, 2022 as restated	-	$-	4,367,830	$405	71,120	$(1,976)	$187,516	$(244,036)	$(58,091)
Issuance of common stock	-	-	79,659	-	-	-	-	-	-
Treasury stock purchased	-	-		-	24,924	(32)	-	-	(32)
Stock-based compensation expense	-	-	-	-	-	-	630	-	630
Net income	-	-	-	-	-	-	-	1,954	1,954
Balance -December 31, 2023 as restated	-	$-	4,447,489	$405	96,044	$(2,008)	$188,146	$(242,082)	$(55,539)
Issuance of common stock	-	-	92,174	1	-	-	(1)	-	-
Issuance of Series C preferred stock, net of issuance costs	47,000	-	-	-	-	-	46,375	-	46,375
Treasury stock purchased	-	-	-	-	34,296	(46)	-	-	(46)
Stock-based compensation expense	-	-	-	-	-	-	291	-	291
Net income	-	-	-	-	-	-	-	6,702	6,702
Balance -December 31, 2024	47,000	-	4,539,663	$406	130,340	$(2,054)	$234,811	$(235,380)	$(2,217)

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

`	For The Years Ended December 31,
	2024	2023
		(as restated)
Cash Flows From Operating Activities
Net income	$6,702	$1,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300	1,026
Interest accretion expense	34	112
Amortization of deferred financing fees	-	42
Stock-based compensation	291	630
Amortization on operating lease right of use asset	448	575
Change in fair value of note payable	547	678
Change in fair value of contingent consideration	-	7
Other changes in operating assets and liabilities:
Accounts receivable	(3,466)	227
Other current assets	73	(89)
Accounts payable	120	489
Accrued salaries and bonus	238	513
Accrued liabilities	(404)	(2,266)
Operating lease liabilities	(480)	(376)
Long-term liabilities	243	267
Net cash provided by operating activities	4,646	3,789

Cash Flows From Investing Activity
Proceeds from sale of Interpace Pharma Solutions, net	-	383
Purchase of property and equipment	(876)	(470)
Net cash used in investing activities	(876)	(87)

Cash Flows From Financing Activities
Payments made on note payable	(5,600)	-
Series C Preferred stock issuance costs	(161)	-
Payment of BroadOak terminal payment	-	(2,500)
Payments on line of credit	-	(2,500)
Cash paid for repurchase of restricted shares	(46)	(32)
Net cash used in financing activities	(5,807)	(5,032)

Net decrease in cash and cash equivalents	(2,037)	(1,330)
Cash and cash equivalents from continuing operations – beginning	3,498	4,828
Cash and cash equivalents from discontinued operations – beginning	-	-
Cash and cash equivalents – beginning	$3,498	$4,828
Cash and cash equivalents from continuing operations – ending	$1,461	$3,498
Cash and cash equivalents from discontinued operations – ending	-	-
Cash and cash equivalents – ending	$1,461	$3,498

The accompanying notes are an integral part of these consolidated financial statements

1. Nature of Business and Significant Accounting Policies

Nature of Business

Interpace Biosciences, Inc. (“Interpace” or the “Company”) is a company that provides esoteric molecular diagnostic testing, and pathology services to aid physicians in their evaluation of cancer risk in patients with indeterminate biopsies and a perceived high risk of cancer from clinical features. We develop and commercialize genomic tests and related first-line assays that can personalize medicine to help improve patient diagnosis and management.

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

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include accounting for valuation allowances related to deferred income taxes, notes payable, stock-based compensation, revenue recognition, and unrecognized tax benefits. The Company periodically reviews these matters and reflects changes in estimates as appropriate. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash accounts, money market investments and highly liquid investment instruments with original maturity of three months or less at the date of purchase.

Accounts Receivable, Net

The Company’s accounts receivables represent unconditional rights to consideration and are generated using its proprietary tests. The Company’s clinical services are fulfilled upon completion of the test, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payer or direct-bill payer. Contractual adjustments represent the difference between the list prices and the reimbursement rates set by third party payers, including Medicare, commercial payers, and amounts billed to direct-bill payers. Specific accounts may be written off after several appeals, which in some cases may take longer than twelve months. The opening accounts receivable balance, as restated, as of January 1, 2023 was $5.1 million.

Other current assets

Other current assets consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
		(as restated)
Lab supplies	$1,211	$1,227
Prepaid expenses	535	590
Other	22	24
Total other current assets	$1,768	$1,841

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized on a straight-line basis, using the estimated useful lives of: five to twelve years for furniture and fixtures; two to five years for office and computer equipment; two to twelve years for lab equipment; and leasehold improvements are amortized over the shorter of the estimated service lives or the terms of the related leases which are currently one to five years. Repairs and maintenance are charged to expense as incurred. Upon disposition, the asset and related accumulated depreciation and amortization are removed from the related accounts and any gains or losses are reflected in operations.

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

Financing and Payment

For non-Medicare claims, our payment terms vary by payer category. Payment terms for direct-payers in our clinical services are typically thirty days. Commercial third-party-payers are required to respond to a claim within a time period established by their respective state regulations, generally between thirty to sixty days. However, payment for commercial third-party claims may be subject to a denial and appeal process, which could take up to two years in some instances where multiple appeals are submitted. The Company generally appeals all denials from commercial third-party payers. We bill Medicare directly for tests performed for Medicare patients and must accept Medicare’s fee schedule for the covered tests as payment in full.

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

2. Restatement of Previously Issued Consolidated Financial Statements

We have restated herein our audited consolidated financial statements as of December 31, 2023 and for the year ended December 31, 2023 as well as unaudited financial statements for the periods as of and the periods ending March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024 and September 30, 2024. We have also restated impacted amounts within the accompanying footnotes to the consolidated financial statements which have been noted as such.

As a result of a review of the Company’s existing royalty agreements it was determined that the Company should not have been accruing royalty expenses on certain agreements. As a result, the Company determined that prior period financial statements should be restated.

On February 28, 2025, the Company’s management concluded and subsequently confirmed with the Audit Committee of the Company’s Board of Directors that (1) the royalty accrual was materially misstated and should be reversed; (2) the consolidated financial statements contained in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2015 through December 31, 2023, as well as the consolidated financial statements contained in the Quarterly Reports on Form 10-Q for each quarterly period within those fiscal years as well as the quarterly periods ended March 31, 2024, June 30, 2024, and September 30, 2024 should no longer be relied upon. As a result, the Company is restating its consolidated financial statements for the year ended December 31, 2023, and the quarterly periods for 2023 and 2024.

The following tables present reconciliation from our prior periods as previously reported to the restated values for the consolidated financial statements. A description of misstatements is listed below:

a)	Royalty expense - We recorded royalty expense with respect to certain royalty agreements through September 30, 2024. The reversal of that expense will be reflected in the financial statements below.

b)	Revenue adjustments – Adjustments related to the timing on which revenue is recognized as per our revenue recognition policy. The Company identified a material control weakness in 2023 related to these adjustments.

The following tables present a reconciliation of the as previously reported consolidated financial statements to the restated amounts as of and for the year ended December 31, 2023.

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share data)

	December 31, 2023
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$3,498	$-		$3,498
Accounts receivable	4,983	95	(b)	5,078
Other current assets	1,841			1,841
Total current assets	10,322	95		10,417
Property and equipment, net	790	-		790
Operating lease right of use assets	1,864	-		1,864
Other long-term assets	45	-		45
Total assets	$13,021	$95		$13,116

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,544	$-		$1,544
Accrued salary and bonus	1,969	-		1,969
Other accrued expenses	8,201	(6,038)	(a)	2,163
Note payable at fair value, current	5,100	-		5,100
Current liabilities of discontinued operations	660	-		660
Total current liabilities	17,474	(6,038)		11,436
Operating lease liabilities, net of current portion	1,472	-		1,472
Note payable at fair value	4,243	-		4,243
Other long-term liabilities	4,968	-		4,968
Total liabilities	28,157	(6,038)		22,119

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 shares Series B issued and outstanding	46,536	-		46,536

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized;
4,447,489 shares issued and 4,351,445 shares outstanding;	405	-		405
Additional paid-in capital	188,146	-		188,146
Accumulated deficit	(248,215)	6,133	(a) (b)	(242,082)
Treasury stock, at cost (96,044 shares)	(2,008)	-		(2,008)
Total stockholders’ deficit	(61,672)	6,133		(55,539)
Total liabilities and stockholders’ deficit	(33,515)	95		(33,420)

Total liabilities, preferred stock and stockholders’ deficit	$13,021	$95		$13,116

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATION

(in thousands, except for per share data)

	For the Year Ended December 31, 2023
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated

Revenue, net	$40,214	$(178)	(b)	$40,036
Cost of revenue	16,310	(1,330)	(a)	14,980
Gross profit	23,904	1,152		25,056
Operating expenses:
Sales and marketing	10,233	-		10,233
Research and development	636	-		636
General and administrative	9,363	-		9,363
Acquisition related amortization expense	861	-		861
Change in fair value of contingent consideration	7	-		7
Total operating expenses	21,100	-		21,100

Operating income from continuing operations	2,804	1,152		3,956
Interest accretion expense	(112)	-		(112)
Note payable interest expense	(896)	-		(896)
Other expense, net	(667)	-		(667)
Income from continuing operations before tax	1,129	1,152		2,281
Provision for income taxes	17	-		17
Income from continuing operations	1,112	1,152		2,264

Loss from discontinued operations, net of tax	(310)	-		(310)

Net income	$802	$1,152		$1,954

Basic net income (loss) per share of common stock:
From continuing operations	$0.26	$0.27		$0.52
From discontinued operations	(0.07)	-		(0.07)
Net income (loss) per basic share of common stock	$0.19	$0.27		$0.45

Diluted net income (loss) per share of common stock:
From continuing operations	$0.25	$0.26		$0.52
From discontinued operations	(0.07)	-		(0.07)
Net income (loss) per diluted share of common stock	$0.18	$0.26		$0.45

Weighted average number of common shares and common share equivalents outstanding:
Basic	4,317	4,317		4,317
Diluted	4,364	4,364		4,364

The accompanying notes are an integral part of these condensed consolidated financial statements

Consolidated Statement of Stockholders’ Deficit

					Additional
	Common Stock		Treasury Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance -December 31, 2023 as reported	4,447,489	$405	96,044	$(2,008)	$188,146	$(248,215)	$(61,672)

Cumulative adjustments to accumulated deficit in prior years	-	-	-	-	-	4,981	4,981
Cumulative adjustments to net income	-	-	-	-	-	1,152	1,152

Balance -December 31, 2023 as restated	4,447,489	$405	96,044	$(2,008)	$188,146	$(242,082)	$(55,539)

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited, in thousands)

	For The Year Ended December 31,
	2023			2023
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated

Cash Flows From Operating Activities
Net income	$802	$1,152	(a) (b)	$1,954
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,026	-		1,026
Interest accretion expense	112	-		112
Amortization of deferred financing fees	42	-		42
Amortization on operating lease right of use asset	575			575
Stock-based compensation	630	-		630
Credit loss expense	-	-		-
Change in fair value of note payable	678	-		678
Change in fair value of contingent consideration	7			7
Other changes in operating assets and liabilities:
Accounts receivable	49	178	(b)	227
Other current assets	(89)	-		(89)
Accounts payable	489	-		489
Accrued salaries and bonus	513	-		513
Other accrued expenses	(936)	(1,330)	(a)	(2,266)
Operating lease liabilities	(376)			(376)
Long-term liabilities	267	-		267
Net cash provided by operating activities	3,789	-		3,789

Cash Flows From Investing Activity
Proceeds from sale of Interpace Pharma Solutions, net	383			383
Purchase of property and equipment	(470)	-		(470)
Net cash used in investing activities	(87)	-		(87)

Cash Flows From Financing Activities
Payment of BroadOak terminal payment	(2,500)			(2,500)
Payments on line of credit	(2,500)			(2,500)
Cash paid for repurchase of restricted shares	(32)	-		(32)
Net cash used in financing activities	(5,032)	-		(5,032)

Net decrease in cash and cash equivalents	(1,330)	-		(1,330)
Cash and cash equivalents from continuing operations– beginning	4,828	-		4,828
Cash and cash equivalents from discontinued operations– beginning	-	-		-
Cash and cash equivalents – beginning	$4,828	$-		$4,828
Cash and cash equivalents from continuing operations– ending	$3,498	$-		$3,498
Cash and cash equivalents from discontinued operations– ending	-	-		-
Cash and cash equivalents – ending	$3,498	$-		$3,498

3. Recent Accounting Standards

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

In November 2023, the FASB modified authoritative guidance within the codification’s Segment Reporting topic (ASC 280), which enhanced the disclosure requirements for significant segment expenses and other segment items. The authoritative guidance will become effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard for the year ended December 31, 2024 did not have a material impact on the Company’s consolidated financial results, but resulted in enhanced disclosures as included in Note 15, Segments.

Accounting Pronouncements Pending

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard on its financial statements but does not expect it to be material.

4. Liquidity

In October 2021, the Company entered into a $7.5 million revolving credit facility with Comerica Bank (“Comerica”) (the “Comerica Loan Agreement”). In February 2024, the Company terminated the Comerica Loan Agreement. The Company did not owe anything outstanding on the line of credit at the time of termination and does not owe anything further to Comerica. See Note 19, Revolving Line of Credit. Also in October 2021, the Company entered into an $8.0 million term loan with BroadOak Fund V, L.P. (“BroadOak”) (the “Term Loan”), the proceeds of which were used to repay in full at their maturity the existing secured promissory note with Ampersand Capital Partners (“Ampersand”) and 1315 Capital II, L.P (“1315 Capital”). In May 2022, the Company entered into a Subordinated Convertible Promissory Note agreement with BroadOak for an additional $2.0 million (the “Convertible Note”), which was converted into a subordinated term loan and was added to the outstanding Term Loan balance. The Term Loan has been subsequently amended. See Note 13, Notes Payable, for more details.

At December 31, 2024, the Company has a $4.4 million principal balance of notes payable that required the principal to be paid on or before the maturity date of June 30, 2025. In January 2025, the Company had the terms of the Loan Agreement updated. See Note 21, Subsequent Events, for more details.

Further, along with many laboratories, the Company may be affected by the Proposed Local Coverage Determination (“LCD”) DL39365, which is currently under consideration by our local Medicare Administrative Contractor, Novitas. If finalized, this Proposed LCD, which governs “Genetic Testing for Oncology,” could impact the existing Medicare coverage for one of our molecular tests, PancraGEN®. On June 5, 2023, the Company announced that Novitas issued the final LCD of Genetic Testing for Oncology (L39365) which, if finalized, would have established non-coverage for the Company’s widely used PancraGEN® test effective July 17, 2023. On July 6, 2023, Novitas announced that it would not be implementing the final Genetic Testing for Oncology LCD (L39365) as scheduled on July 17, 2023. Novitas then issued a new virtually identical proposed LCD affecting the same companies and tests and reaching the same conclusions as noted in the previously rescinded LCD on July 27, 2023. In response, the Company participated in a public meeting presentation and submitted detailed written comments supporting the use of PancraGEN®. On July 29, 2024, the Company announced that the Center for Medicare and Medicaid Services (“CMS”) granted Novitas an undefined extension to the final decision for the LCD. As a result, the Company was able to continue offering PancraGEN® and the related Point2® fluid chemistry tests for amylase, CEA, and glucose for all of 2024.

On January 9, 2025, the Company announced the new LCD established non-coverage for its PancraGEN® test, and it would stop offering the test and would not accept specimens for first-line fluid chemistry and PancraGEN® testing after February 7, 2025. As a result of the established non-coverage for PancraGEN®, the Company announced, in January 2025, that its board of directors had approved a restructuring and cost-savings plan to reduce operating costs and better align its workforce with the loss of PancraGEN® (the “Restructuring Plan”).

On January 27, 2025, the Company announced that CMS had directed its Medicare Administrative Contractors, Novitas and First Coast Service Options, Inc., to delay implementation of the Genetic Testing for Oncology LCD (L39365), from February 23, 2025 until April 24, 2025. The Company stated that this change of effective date will allow the Trump administration time to fully review the proposed policy changes, re-evaluate for themselves the supporting clinical evidence for the PancraGEN® assay, and fully assess the negative impact on patient care if the currently proposed LCD comes into effect.

As a result of CMS’ determination to delay implementation of the Genetic Testing for Oncology LCD (L39365), the Company is re-evaluating certain parts of the Restructuring Plan and will determine what parts will or will not be postponed or cancelled.

For the year ended December 31, 2024, the Company had operating income from continuing operations of $8.1 million. As of December 31, 2024, the Company had cash and cash equivalents of $1.5 million, total current assets of $11.8 million and current liabilities of $10.6 million. As of March 21, 2025, the Company had approximately $1.3 million of cash on hand.

The Company intends to meet its ongoing capital needs by using its available cash, as well as through targeted margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options and other strategic alternatives.

The Company continues to explore various strategic alternatives, dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources in order to provide additional liquidity. With the delisting of its common stock from Nasdaq in February 2021, the Company’s ability to raise additional capital on terms acceptable to it has been adversely impacted. There can be no assurance that the Company will be successful in obtaining such funding on terms acceptable to it. The Company may seek an uplisting of its common stock to Nasdaq, but no assurances can be given that a Nasdaq listing will be achieved.

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

5. Discontinued Operations

Liabilities classified as discontinued operations as of both December 31, 2024 and December 31, 2023 consists of accrued expenses which are liabilities related to the former Commercial Services business unit.

The table below presents the significant components of its former Pharma Solutions and Commercial Services business units’ results included within loss from discontinued operations, net of tax in the consolidated statements of operations for the years ended December 31, 2024 and 2023.

	For The Years Ended
	December 31,
	2024	2023
		(as restated)
Revenue, net	$-	$-

Loss from discontinued operations	-	(43)
Income tax expense	244	267
Loss from discontinued operations, net of tax	$(244)	$(310)

The income tax expense for the years ended December 31, 2024 and December 31, 2023 primarily pertained to the interest accrued on uncertain tax position liabilities.

There were no cash flows associated with discontinued operations in 2024. Cash used from discontinued operations, operating activities, for the year ended December 31, 2023 was approximately $0.1 million. There was cash provided by discontinued operations, investing activities, for the year ended December 31, 2023 of $0.4 million which pertained to the net proceeds released from escrow for the Pharma Solutions sale net of final working capital adjustments. There was no depreciation and amortization expense within discontinued operations for the years ended December 31, 2024 and December 31, 2023.

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

	As of December 31, 2024		Fair Value Measurements
	Carrying	Fair	As of December 31, 2024
	Amount	Value	Level 1	Level 2	Level 3
Liabilities:
Note payable:
BroadOak loan	$4,400	$4,290	$-	$-	$4,290
	$4,400	$4,290	$-	$-	$4,290

			Fair Value Measurements
	As of December 31, 2023		As of December 31, 2023
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration:
Asuragen (1)	$453	$453	$-	$-	$453
Note payable:
BroadOak loan	10,000	9,343	-	-	9,343
	$10,453	$9,796	$-	$-	$9,796

(1)(2)	See Note 10, Accrued Expenses and Other Long-Term Liabilities

In connection with the acquisition of certain assets from Asuragen, the Company recorded contingent consideration related to contingent payments and other revenue-based payments. The Company determined the fair value of the contingent consideration based on a probability-weighted income approach derived from revenue estimates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. This liability was settled in 2024.

The Company records the BroadOak loan at fair value. The fair value of the loan is determined by a probability-weighted approach regarding the loan’s change in control feature. See Note 13, Notes Payable, for more details. The fair value measurement is based on the estimated probability of a change in control and thus represents a Level 3 measurement.

				Adjustment
				to Fair Value/
	December 31, 2023	Payments	Accretion/Interest Accrued	Mark to Market	December 31, 2024

Asuragen	$453	$(487)	$34	$-	$-

BroadOak loans	9,343	(5,600)	-	547	4,290

	$9,796	$(6,087)	$34	$547	$4,290

7. Property and Equipment

Property and equipment consisted of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Furniture and fixtures	$83	$69
Lab and office equipment	3,126	2,510
Computer equipment	261	233
Internal-use software	253	253
Leasehold improvements	483	269
Property and equipment	4,206	3,334
Less accumulated depreciation and amortization	(2,845)	(2,544)
Net property and equipment	$1,361	$790

Depreciation and amortization expense from continuing operations was approximately $0.3 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively. There was $20,000 and zero internal-use software amortization expense included in depreciation and amortization expense in 2024 and 2023, respectively, and $0.1 million of internal use unamortized software costs at December 31, 2024 and December 31, 2023, respectively.

8. Leases

The Company leases facilities and certain equipment under agreements classified as operating leases, which expire at various dates through June 2028. Substantially all of the property leases provide for increases based upon use of utilities and landlord’s operating expenses as well as pre-defined rent escalations. Total operating lease expense from continuing operations under these agreements for the years ended December 31, 2024 and 2023 was approximately $0.7 million and $0.8 million, respectively. Total cash paid under these agreements for the years ended December 31, 2024 and 2023 was approximately $0.7 million and $0.8 million, respectively.

The table below presents the lease-related assets and liabilities recorded in the Consolidated Balance Sheets:

	Classification on the Balance Sheet	December 31, 2024	December 31, 2023

Assets
Operating lease assets	Operating lease right of use assets	1,613	1,864
Total lease assets		$1,613	$1,864

Liabilities
Current
Operating lease liabilities	Other accrued expenses	383	377
Total current lease liabilities		$383	$377
Noncurrent
Operating lease liabilities	Operating lease liabilities, net of current portion	1,183	1,472
Total long-term lease liabilities		1,183	1,472
Total lease liabilities		$1,566	$1,849

The weighted average remaining lease term for the Company’s operating leases was 3.5 years as of December 31, 2024 and 4.3 years as of December 31, 2023 and the weighted average discount rate for those leases was 12.0% and 11.8% as of December 31, 2024 and December 31, 2023, respectively. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.”

The table below reconciles the undiscounted cash flows to the lease liabilities recorded on the Company’s Consolidated Balance Sheet as of December 31, 2024:

Operating Leases
2025	$550
2026	550
2027	550
2028	275
Total minimum lease payments	1,925
Less: amount of lease payments representing effects of discounting	359
Present value of future minimum lease payments	1,566
Less: current obligations under leases	383
Long-term lease obligations	$1,183

9. Retirement Plans

The Company offers an employee 401(k) saving plan. Under the Interpace Biosciences, Inc. 401(k) Plan, employees may contribute up to 50% of their pre- or post-tax base compensation. The Company currently offers a safe harbor matching contribution equal to 100% of the first 3% of the participant’s contributed base salary plus 50% of the participant’s base salary contributed exceeding 3% but not more than 5%. Participants are not allowed to invest any of their 401(k) funds in the Company’s common stock. The Company’s total contribution expense from continuing operations related to the 401(k) plan for the years ended December 31, 2024 and December 31, 2023 was approximately $0.3 million in both periods.

10. Accrued Expenses and Other Long-Term Liabilities

Other accrued expenses consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
		(as restated)
Accrued royalties	$-	$230
Contingent consideration	-	453
Operating lease liability	383	377
Accrued sales and marketing	22	43
Accrued lab costs	173	68
Accrued professional fees	458	241
Taxes payable	262	261
Unclaimed property	35	35
All others	466	455
Total other accrued expenses	$1,799	$2,163

Other long-term liabilities consisted of uncertain tax positions as of December 31, 2024 and 2023.

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

12. Preferred Stock

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

In addition, the Company agreed to exchange $27.0 million of the Company’s existing Series A convertible preferred stock, par value $0.01 per share, held by Ampersand (the “Series A Preferred Stock”), represented by 270 shares of Series A Preferred Stock with a stated value of $100,000 per share, which represents all of the Company’s issued and outstanding Series A Preferred Stock, for 27,000 newly issued shares of Series B Preferred Stock (such shares of Series B Preferred Stock, the “Exchange Shares” and such transaction, the “Exchange”). Following the Exchange, no shares of Series A Preferred Stock remained designated, authorized, issued or outstanding. The Series B Preferred Stock had a conversion price of $6.00.

On October 10, 2024, the Company and the Investors entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which the Investors exchanged (the “Exchange”) an aggregate of 47,000 shares of the Company’s Series B Preferred Stock, comprised of 28,000 shares of Series B Preferred Stock held by Ampersand and 19,000 shares of Series B Preferred Stock held by 1315 Capital, which represented all of the Company’s issued and outstanding Series B Preferred Stock, for 47,000 newly created shares of Series C Preferred Stock, at an issuance price per share of $1,000. In the Exchange, Ampersand received 28,000 shares of Series C Preferred Stock and 1315 received 19,000 shares of Series C Preferred Stock. The Company recorded approximately $0.2 million in issuance costs related to this transaction.

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

Voting

On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series C Preferred Stock will be entitled to cast the number of votes equal to the number of whole shares of Common Stock, into which the shares of Series C Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the Certificate of Designation, holders of Series C Preferred Stock will vote together with the holders of Common Stock as a single class and on an as-converted to Common Stock basis.

Director Designation Rights

The Series C Preferred Stock does not have director designation rights.

Conversion

The Certificate of Designation provides that from and after the Issuance Date and subject to the terms of the Certificate of Designation, each share of Series C Preferred Stock is convertible, at any time and from time to time, at the option of the holder into a number of shares of Common Stock equal to the product of the Series C Conversion Ratio (the “Series C Conversion Ratio”) and the number of shares of Series C Preferred Stock to be converted. The Series C Conversion Ratio is calculated by dividing the Stated Value per share of Series C Preferred Stock by the Series C Conversion Price. The Series C Conversion Ratio is subject to adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization which results in the adjustment of the Series C Conversion Price.

The aggregate number of shares of Common Stock that may be issued through conversion of all of the Exchange Shares is 23,267,326 shares (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares).

Mandatory Conversion

Immediately prior to the Company’s listing of Common Stock on The Nasdaq Stock Market, all outstanding shares of Series C Preferred Stock shall automatically convert into a number of shares of Common Stock equal to the product of the Series C Conversion Ratio and the number of shares of Series C Preferred Stock owned by each holder.

Liquidation

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series C Preferred Stock then outstanding will be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders on a pari passu basis with the holders of the Common Stock of the Company.

As of December 31, 2024, there were 47,000 Series C Preferred Stock issued and outstanding and as of December 31, 2023, there were 47,000 Series B Preferred Stock issued and outstanding.

13. Notes Payable

BroadOak Loan

On October 29, 2021, the Company and its subsidiaries entered into the Term Loan with BroadOak, providing for a term loan in the aggregate principal amount of $8,000,000. Funding of the Term Loan took place on November 1, 2021. The Term Loan was scheduled to mature upon the earlier of (i) October 31, 2024 or (ii) the occurrence of a change in control, and bears interest at the rate of 9% per annum. The Term Loan is secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets and was subordinate to the Company’s $7,500,000 revolving credit facility with Comerica Bank. See Note 19, Revolving Line of Credit. The Term Loan had an origination fee of 3% of the Term Loan amount, and a terminal payment equal to (i) 15% of the original principal amount of the Term Loan if the change of control occurs on or prior to the first anniversary of the funding of the Term Loan, (ii) 20% of the original principal amount of the Term Loan if the change of control occurs after the first anniversary but on or prior to the second anniversary of the funding of the Term Loan and (iii) 30% of the original principal amount of the Term Loan if the change of control occurs after the second anniversary of the funding of the Term Loan, or if the Term Loan is repaid on its maturity date.

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

On March 29, 2024, the Company entered into a Third Amendment to Loan and Security Agreement with BroadOak (the “Third Amendment”). The primary changes to the Second Amendment were as follows:

●	The maturity date was extended to June 30, 2025.
●	Beginning April 1, 2024, the Company made $500,000 monthly payments with the remaining loan balance due on the new maturity date.

The Third Amendment was treated as a debt modification which is accounted for prospectively. Since the Term Loan is carried at fair value under the fair value option, the Third Amendment did not result in any extinguishment gain or loss upon amendment, and the impact of the revised terms was incorporated into the Company’s first quarter 2024 fair value calculation.

The balance of the loan outstanding at December 31, 2024 was $4.4 million.

In January 2025, the Company entered into a Fourth Amendment of the Term Loan. See Note 21, Subsequent Events, for more details.

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

The Company began an employee stock purchase plan in 2020. The Company suspended its plan in July 2022 as there were no shares available in the original authorized shares pool. In November 2022, the shareholders approved an increase to the pool of an additional one million shares.

As of December 31, 2024, the Company has reserved 481,494 shares of its common stock for issuance under our 2019 Equity Incentive Plan, 1,000,007 shares of its common stock for issuance under our Employee Stock Purchase Plan and 1,796,268 additional shares available for future grants of awards under its 2019 Equity Incentive Plan.

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

There were no stock options granted in 2024 or 2023. There were no options exercised in 2024 or 2023.

Stock-based compensation from continuing operations for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
RSUs and restricted stock	$199	$313
Performance-based awards	-	58
Options	92	259
Total stock-based compensation expense	$291	$630

A summary of stock option activity for the year ended December 31, 2024, and changes during such year, is presented below:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Grant	Contractual	Intrinsic
	Shares	Price	Period (in years)	Value
Outstanding at January 1, 2024	455,844	$6.52	6.47	$-
Granted	-	-	-	-
Forfeited or expired	(179,020)	5.50	-	-
Outstanding at December 31, 2024	276,824	7.18	5.49	-

Exercisable at December 31, 2024	264,484	7.28	5.42	-

Vested and expected to vest	276,523	7.19	5.49	-

A summary of the change in of the Company’s non-vested options for the year ended December 31, 2024 is presented below:

	Shares	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2024	119,018	$4.55
Granted	-	-
Vested	(29,344)	4.77
Forfeited	(77,334)	4.47
Nonvested at December 31, 2024	12,340	$4.50

The aggregate fair value of options vested during the years ended December 31, 2024 and 2023 was $0.1 million and $0.6 million, respectively. The weighted-average grant date fair value of options vested during the year ended December 31, 2023 was $4.70.

A summary of the Company’s non-vested shares of restricted stock and restricted stock units for the year ended December 31, 2023, and changes during such year, is presented below:

		Weighted-	Average
		Average	Remaining	Aggregate
		Grant Date	Vesting	Intrinsic
	Shares	Fair Value	Period (in years)	Value
Nonvested at January 1, 2024	236,844	$2.14	0.84	$255,792
Granted	60,000	1.04	-	-
Vested	(92,174)	2.47	-	-
Forfeited	-	-	-	-
Nonvested at December 31, 2024	204,670	$1.66	0.79	$552,609

The aggregate fair value of restricted stock units vested during each of the years ended December 31, 2024 and 2023 was $0.2 million and $0.3 million, respectively.

As of December 31, 2024, there was approximately $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock units which will be expensed over the next three years.

15. Segments

The Company operates and manages its business as a single reporting segment. The business provides esoteric molecular diagnostic testing, and pathology services to aid physicians in their evaluation of cancer risk in patients with indeterminate biopsies and a perceived high risk of cancer from clinical features. We develop and commercialize genomic tests and related first-line assays that can personalize medicine to help improve patient diagnosis and management. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net income that is also reported on the consolidated statements of operations. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing resource allocation across the organization.

The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. All the Company’s long-lived assets are located in the United States. The accounting policies of the segment are the same as those described in Note 1, Nature of Business and Significant Accounting Policies included in this Annual Report on Form 10-K.

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	For The Years
	Ended December 31,
	2024	2023
		(as restated)

Revenue, net:	$46,926	$40,036
Less:
Cost of revenue:
Fixed	6,790	5,763
Variable	10,211	9,217
Sales and marketing	11,655	10,233
Research and development	676	636
General and administrative	9,486	9,363
Other operating expenses	-	868
Interest & other expense, net	1,158	1,675
Provision for income taxes	4	17
Segment net income	6,946	2,264
Reconciliation of profit or loss:
Loss on discontinued operations	(244)	(310)
Consolidated net income	$6,702	$1,954

Adjusted EBITDA, a non-GAAP financial measure, is a metric used by the CODM to measure cash flow of the ongoing business. Adjusted EBITDA is defined as income or loss from continuing operations, plus depreciation and amortization, non-cash stock-based compensation, interest and taxes, and other non-cash expenses including asset impairment costs, change in fair value of contingent consideration, and change in fair value of notes payable. The table below includes a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure.

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Years Ended
	December 31,
	2024	2023
		(as restated)

Income from continuing operations (GAAP Basis)	$6,946	$2,264
Depreciation and amortization	300	1,026
Stock-based compensation	291	630
Tax expense	4	17
Interest accretion expense	34	112
Financing interest and related costs	625	896
Interest income	(48)	(53)
Change in fair value of note payable	547	678
Change in fair value of contingent consideration	-	7
Adjusted EBITDA	$8,699	$5,577

16. Revenue Sources

The Company’s clinical services customers consist primarily of physicians, hospitals and clinics. Its revenue channels include Medicare, Medicare Advantage, Medicaid, Client Billings (hospitals, etc.), and commercial payers. The following sets forth the net revenue generated by revenue channel accounting for more than 10% of the Company’s revenue from continuing operations during the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and December 31, 2023, revenue from Medicare was approximately 36% and 41% of total revenue, respectively.

	Years Ended December 31,
Customer	2024	2023
		(as restated)
Medicare	$17,008	$16,415
Commercial Payors	$10,782	$9,529
Client Billings	$10,951	$8,167
Medicare Advantage	$7,556	$5,605

17. Income Taxes

The provision for income taxes on continuing operations for the years ended December 31, 2024 and 2023 is comprised of the following:

	2024	2023
Current:
Federal	$-	$-
State	4	17
Total current	4	17

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Provision for income taxes	$4	$17

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets. The Company’s recent operating results and projections of future income weighed heavily in the Company’s overall assessment. As a result of this analysis, the Company continues to maintain a full valuation allowance against its federal and state net deferred tax assets at December 31, 2024 as the Company believes that it is more likely than not that these assets will not be realized.

The tax effects of significant items comprising the Company’s deferred tax assets and (liabilities) as of December 31, 2024 and 2023 are as follows:

	2024	2023
		(as restated)
Deferred tax assets:
Federal net operating loss carryforwards	$24,148	$25,006
State net operating loss carryforwards	3,288	3,541
Compensation	2,034	2,021
Allowances and reserves	474	421
Intangible assets	2,624	3,201
State taxes	1,094	1,049
Credit carryforward	1	1
163(j) interest	1,130	1,326
Deferred revenue	92	94
Capitalized 174	350	268
Valuation allowance	(35,067)	(36,907)
	168	21
Deferred tax liability:

Property and equipment	(156)	(17)
Leases	(12)	(4)
Deferred tax liability-net valuation allowance	$-	$-

The Company’s deferred tax asset and deferred tax liabilities as of both December 31, 2024 and 2023 periods was $0 as they are fully offset by a valuation allowance. The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. During 2021, the Company completed a Section 382 analysis of the available NOLs under Section 382 of the Internal Revenue Code and determined that the Company underwent an ownership change on March 30, 2017 and July 15, 2019. As a result, NOLs attributable to the pre-ownership change are subject to a substantial annual limitation under Section 382. The Company has approximately $115.0 million of federal net operating losses after adjusting for the impact of the Section 382 ownership change. Federal Net Operating Losses of $66.5 million are subject to annual limitation for ownership changes and the Company is utilizing $4.0 million of the available amount during the current year. The remaining $52.5 million of NOLs incurred post July 15, 2019 may be subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period. These NOLs can be carried forward indefinitely, but the deductibility of such federal NOLs are limited to 80% of Federal Taxable Income. The Company has approximately $55.1 million of state net operating losses carryforwards after adjusting for the impact of the Section 382 ownership change. Current state net operating losses not utilized begin to expire this year.

A reconciliation of the difference between the federal statutory tax rates and the Company’s effective tax rate from continuing operations is as follows:

	2024	2023
		(as restated)
Federal statutory rate	21.0%	21.0%
State income tax rate, net of Federal tax benefit	3.0%	2.8%
Meals and entertainment	0.5%	1.0%
Valuation allowance	(24.5)%	(24.1)%
Effective tax rate	0.0%	0.7%

The following table summarizes the change in uncertain tax benefit reserves for the two years ended December 31, 2024:

Unrecognized
Tax Benefits

Balance of unrecognized benefits as of January 1, 2023	$877
Additions for tax positions of prior years	-
Balance as of December 31, 2023	$877
Additions for tax positions of prior years	-
Balance as of December 31, 2024	$877

As of both December 31, 2024 and 2023, the total amount of gross unrecognized tax benefits was $0.9 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of both December 31, 2024 and 2023 was $0.9 million.

The Company recognized interest and penalties of $0.4 million, and a release of $0.2 million related to uncertain tax positions in income tax expense during the year ended December 31, 2024. The Company recognized interest and penalties of $0.2 million, and there was no release related to uncertain tax positions in income tax expense during the year ended December 31, 2023. At December 31, 2024 and 2023, accrued interest and penalties, net were $4.2 million and $4.0 million, respectively, and are included in the Other long-term liabilities in the consolidated balance sheets.

The Company and its subsidiaries file a U.S. Federal consolidated income tax return and consolidated and separate income tax returns in numerous states and local tax jurisdictions. The following tax years remain subject to examination as of December 31, 2024:

Jurisdiction	Tax Years
Federal	2020 – 2024
State and Local	2019 – 2024

To the extent there was a failure to file a tax return in a previous year; the statute of limitation will not begin until the return is filed. There were no examinations in process by the Internal Revenue Service as of December 31, 2024.

18. Basic and Diluted Net Income (Loss) per Share

A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2024 and 2023 are as follows (rounded to thousands):

	Years Ended December 31,
	2024	2023
Basic weighted average number of common shares	4,387	4,317
Potential dilutive effect of stock-based awards	35	47
Dilutive effect of preferred stock	11,312	-
Diluted weighted average number of common shares	15,734	4,364

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on income per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Years Ended December 31,
	2024	2023
Options	277	456
Restricted stock units (RSUs)	169	237
	446	693

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

20. Supplemental Cash Flow Information

Supplemental Disclosure of Other Cash Flow Information

(in thousands)

	Years Ended
	December 31,
	2024	2023

Cash paid for taxes	$274	$270
Cash paid for interest	$625	$1,092

Supplemental Disclosures of Non Cash Activities

(in thousands)

	Years Ended
	December 31,
	2024	2023

Purchase of property and equipment included in accounts payable	$-	$5
Lease remeasurement	177	-
Conversion of preferred shares from Series B to Series C	46,375	-

21. Subsequent Events

LCD Update

On January 9, 2025, the Company announced the new LCD established non-coverage for its PancraGEN® test, and it would stop offering the test and would not accept specimens for first-line fluid chemistry and PancraGEN® testing after February 7, 2025. As a result of the established non-coverage for PancraGEN®, the Company announced that its board of directors had approved a restructuring and cost-savings plan to reduce operating costs and better align the Company workforce with the loss of PancraGEN®.

On January 27, 2025, the Company announced that CMS had directed its Medicare Administrative Contractors, Novitas and First Coast Service Options, Inc., to delay implementation of the Genetic Testing for Oncology LCD (L39365), from February 23, 2025 until April 24, 2025. The Company stated that this change of effective date will allow the Trump administration time to fully review the proposed policy changes, re-evaluate for themselves the supporting clinical evidence for the PancraGEN® assay, and fully assess the negative impact on patient care if the currently proposed LCD comes into effect.

BroadOak Amendment

On January 14, 2025, the Company entered into a Fourth Amendment to the Loan and Security Agreement with BroadOak, extending the loan maturity date to December 31, 2025. The primary changes to the Third Amendment were as follows:

●	The maturity date was extended to December 31, 2025.

●	Beginning July 1, 2025, and continuing through December 1, 2025, the Company will make monthly interest-only payments with the remaining loan balance due on the new maturity date.

22. Restatement of Unaudited Quarterly Results

The financial results data, presented on a quarterly basis for the years ended December 31, 2024 and 2023 are unaudited. This data has been prepared in accordance with U.S. GAAP for interim financial information and, in the opinion of management, reflect all adjustments necessary for a fair statement of the results of operations for the periods presented.

We have restated herein our previously issued unaudited quarterly financial results for the quarters ended March 31, 2024 and 2023, June 30, 2024 and 2023 and September 30, 2024 and 2023. The information has been prepared on the same basis as the consolidated financial statements. The related adjustments to the unaudited quarterly financial information resulting from similar adjustments discussed in Note 2 are also presented below. See Note 2 for descriptions of the misstatements in each category of restatements referenced by (a) and (b).

Presented below are the restated condensed consolidated balance sheets, condensed consolidated statements of operations, consolidated statements of stockholders’ deficit and condensed consolidated statements of cash flows for each of the interim periods within the years ended December 31, 2024 and 2023.

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEET

(unaudited, in thousands, except share and per share data)

	March 31, 2023
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$5,596	$-		$5,596
Accounts receivable	4,715	102	(b)	4,817
Other current assets	2,173	-		2,173
Total current assets	12,484	102		12,586
Property and equipment, net	506	-		506
Other intangible assets, net	544	-		544
Operating lease right of use assets	2,298	-		2,298
Other long-term assets	45	-		45
Total assets	$15,877	$102		$15,979

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,582	$-		$1,582
Accrued salary and bonus	888	-		888
Other accrued expenses	8,323	(5,042)	(a)	3,281
Line of credit - current	2,200	-		2,200
Current liabilities of discontinued operations	858	-		858
Total current liabilities	13,851	(5,042)		8,809
Contingent consideration	368	-		368
Operating lease liabilities, net of current portion	1,748	-		1,748
Note payable at fair value	11,132	-		11,132
Other long-term liabilities	4,780	-		4,780
Total liabilities	31,879	(5,042)		26,837

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 shares Series B issued and outstanding	46,536	-		46,536

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,390,826 shares issued and 4,311,414 shares outstanding;	405	-		405
Additional paid-in capital	187,708	-		187,708
Accumulated deficit	(248,666)	5,144	(a) (b)	(243,522)
Treasury stock, at cost (79,412 shares)	(1,985)	-		(1,985)
Total stockholders’ deficit	(62,538)	5,144		(57,394)
Total liabilities and stockholders’ deficit	(30,659)	102		(30,557)

Total liabilities, preferred stock and stockholders’ deficit	$15,877	$102		$15,979

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATION

(unaudited, in thousands, except for per share data)

	For the Three Months Ended March 31, 2023
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated
Revenue, net	$9,826	$(171)	(b)	$9,655
Cost of revenue	3,848	(334)	(a)	3,514
Gross profit	5,978	163		6,141
Operating expenses:
Sales and marketing	2,342	-		2,342
Research and development	149	-		149
General and administrative	2,494	-		2,494
Acquisition related amortization expense	318	-		318
Total operating expenses	5,303	-		5,303

Operating income from continuing operations	675	163		838
Interest accretion expense	(35)	-		(35)
Note payable interest expense	(225)	-		(225)
Other expense, net	19	-		19
Income from continuing operations before tax	434	163		597
Provision for income taxes	4	-		4
Income from continuing operations	430	163		593

Loss from discontinued operations, net of tax	(79)	-		(79)

Net income	$351	$163		$514

Basic net income (loss) per share of common stock:
From continuing operations	$0.10	$0.04		$0.14
From discontinued operations	(0.02)	-		(0.02)
Net income (loss) per basic share of common stock	$0.08	$0.04		$0.12

Diluted net income (loss) per share of common stock:
From continuing operations	$0.10	$0.04		$0.14
From discontinued operations	(0.02)	-		(0.02)
Net income (loss) per diluted share of common stock	$0.08	$0.04		$0.12

Weighted average number of common shares and common share equivalents outstanding:
Basic	4,307	4,307		4,307
Diluted	4,308	4,308		4,308

The accompanying notes are an integral part of these condensed consolidated financial statements

Consolidated Statements of Stockholders’ Deficit (unaudited)

					Additional
					Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance -March 31, 2023 as reported	4,390,826	$405	79,412	$(1,985)	$187,708	$(248,666)	$(62,538)

Cumulative adjustments to accumulated deficit in prior years	-	-	-	-	-	4,981	4,981
Cumulative adjustments to net income	-	-	-	-	-	163	163

Balance -March 31, 2023 as restated	4,390,826	$405	79,412	$(1,985)	$187,708	$(243,522)	$(57,394)

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For The Three Months Ended March 31,
	2023			2023
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated
Cash Flows From Operating Activities
Net income	$351	$163	(a) (b)	$514
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	356	-		356
Interest accretion expense	35	-		35
Amortization of deferred financing fees	14	-		14
Stock-based compensation	192	-		192
Change in fair value of note payable	(33)	-		(33)
Other changes in operating assets and liabilities:				-
Accounts receivable	317	171	(b)	488
Other current assets	107	-		107
Accounts payable	532	-		532
Accrued salaries and bonus	(568)	-		(568)
Other accrued expenses	(249)	(334)	(a)	(583)
Long-term liabilities	79	-		79
Net cash provided by operating activities	1,133	-		1,133

Cash Flows From Investing Activity
Purchase of property and equipment	(65)	-		(65)
Net cash used in investing activities	(65)	-		(65)

Cash Flows From Financing Activities
Payments on line of credit	(300)	-		(300)
Net cash (used in) provided by financing activities	(300)	-		(300)

Net increase in cash and cash equivalents	768	-		768
Cash and cash equivalents from continuing operations– beginning	4,828	-		4,828
Cash and cash equivalents from discontinued operations– beginning	-	-		-
Cash and cash equivalents – beginning	$4,828	$-		$4,828
Cash and cash equivalents from continuing operations– ending	$5,596	$-		$5,596
Cash and cash equivalents from discontinued operations– ending	-	-		-
Cash and cash equivalents – ending	$5,596	$-		$5,596

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEET

(unaudited, in thousands, except share and per share data)

	June 30, 2023
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$5,079	$-		$5,079
Accounts receivable	5,529	121	(b)	5,650
Other current assets	2,367	-		2,367
Total current assets	12,975	121		13,096
Property and equipment, net	606	-		606
Other intangible assets, net	226	-		226
Operating lease right of use assets	2,090	-		2,090
Other long-term assets	45	-		45
Total assets	$15,942	$121		$16,063

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,689	$-		$1,689
Accrued salary and bonus	1,127	-		1,127
Other accrued expenses	8,391	(5,407)	(a)	2,984
Line of credit - current	1,500	-		1,500
Current liabilities of discontinued operations	858	-		858
Total current liabilities	13,565	(5,407)		8,158
Contingent consideration	231	-		231
Operating lease liabilities, net of current portion	1,646	-		1,646
Note payable at fair value	11,307	-		11,307
Other long-term liabilities	4,863	-		4,863
Total liabilities	31,612	(5,407)		26,205

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 shares Series B issued and outstanding	46,536	-		46,536

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,390,826 shares issued and 4,311,414 shares outstanding;	405	-		405
Additional paid-in capital	187,865	-		187,865
Accumulated deficit	(248,491)	5,528	(a) (b)	(242,963)
Treasury stock, at cost (79,412 shares)	(1,985)	-		(1,985)
Total stockholders’ deficit	(62,206)	5,528		(56,678)
Total liabilities and stockholders’ deficit	(30,594)	121		(30,473)

Total liabilities, preferred stock and stockholders’ deficit	$15,942	$121		$16,063

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATION

(unaudited, in thousands, except for per share data)

	For the Three Months Ended June 30, 2023				For the Six Months Ended June 30, 2023
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated	As Previously Reported	Restatement Amount	Restatement Reference	As Restated
Revenue, net	$11,026	$19	(b)	$11,045	$20,853	$(152)	(b)	$20,701
Cost of revenue	4,191	(365)	(a)	3,826	8,039	(699)	(a)	7,340
Gross profit	6,835	384		7,219	12,814	547		13,361
Operating expenses:
Sales and marketing	2,605	-		2,605	4,947	-		4,947
Research and development	186	-		186	335	-		335
General and administrative	2,894	-		2,894	5,389	-		5,389
Acquisition related amortization expense	318	-		318	635	-		635
Total operating expenses	6,003	-		6,003	11,306	-		11,306

Operating income from continuing operations	832	384		1,216	1,508	547		2,055
Interest accretion expense	(31)	-		(31)	(66)	-		(66)
Note payable interest expense	(228)	-		(228)	(453)	-		(453)
Other expense, net	(174)	-		(174)	(156)	-		(156)
Income from continuing operations before tax	399	384		783	833	547		1,380
Provision for income taxes	4	-		4	8	-		8
Income from continuing operations	395	384		779	825	547		1,372

Loss from discontinued operations, net of tax	(220)	-		(220)	(299)	-		(299)

Net income	$175	$384		$559	$526	$547		$1,073

Basic net income (loss) per share of common stock:
From continuing operations	$0.09	$0.09		$0.18	$0.19	$0.13		$0.32
From discontinued operations	(0.05)	-		(0.05)	(0.07)	-		(0.07)
Net income (loss) per basic share of common stock	$0.04	$0.09		$0.13	$0.12	$0.13		$0.25

Diluted net income (loss) per share of common stock:
From continuing operations	$0.09	$0.09		$0.18	$0.19	$0.13		$0.32
From discontinued operations	(0.05)	-		(0.05)	(0.07)	-		(0.07)
Net income (loss) per diluted share of common stock	$0.04	$0.09		$0.13	$0.12	$0.13		$0.25

Weighted average number of common shares and common share equivalents outstanding:
Basic	4,311	4,311		4,311	4,309	4,309		4,309
Diluted	4,316	4,316		4,316	4,313	4,313		4,313

The accompanying notes are an integral part of these condensed consolidated financial statements

Consolidated Statements of Stockholders’ Deficit (unaudited)

					Additional
	Common Stock		Treasury Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance -March 31, 2023 as reported	4,390,826	$405	79,412	$(1,985)	$187,708	$(248,666)	$(62,538)

Cumulative adjustments to accumulated deficit in prior years	-	-	-	-	-	4,981	4,981
Cumulative adjustments to net income	-	-	-	-	-	163	163

Balance -March 31, 2023 as restated	4,390,826	$405	79,412	$(1,985)	$187,708	$(243,522)	$(57,394)

Balance -June 30, 2023 as reported	4,390,826	$405	79,412	$(1,985)	$187,865	$(248,491)	$(62,206)

Cumulative adjustments to accumulated deficit in prior years	-	-	-	-	-	5,144	5,144
Cumulative adjustments to net income	-	-	-	-	-	384	384

Balance -June 30, 2023 as restated	4,390,826	$405	79,412	$(1,985)	$187,865	$(242,963)	$(56,678)

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited, in thousands)

	For The Six Months Ended June 30,
	2023			2023
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated
Cash Flows From Operating Activities
Net income	$526	$547	(a) (b)	$1,073
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	714	-		714
Interest accretion expense	66	-		66
Amortization of deferred financing fees	28	-		28
Stock-based compensation	349	-		349
Change in fair value of note payable	142	-		142
Other changes in operating assets and liabilities:				-
Accounts receivable	(497)	152	(b)	(345)
Other current assets	(101)	-		(101)
Operating lease right of use assets	349	-		349
Accounts payable	610	-		610
Accrued salaries and bonus	(329)	-		(329)
Other accrued expenses	(138)	(699)	(a)	(837)
Operating lease liabilities	(337)			(337)
Long-term liabilities	162	-		162
Net cash provided by operating activities	1,544	-		1,544

Cash Flows From Investing Activity
Working capital adjustment on sale of Interpace Pharma Solutions	(117)	-		(117)
Purchase of property and equipment	(176)	-		(176)
Net cash used in investing activities	(293)	-		(293)

Cash Flows From Financing Activities
Payments on line of credit	(1,000)	-		(1,000)
Net cash used in financing activities	(1,000)	-		(1,000)

Net increase in cash and cash equivalents	251	-		251
Cash and cash equivalents from continuing operations– beginning	4,828	-		4,828
Cash and cash equivalents from discontinued operations– beginning	-	-		-
Cash and cash equivalents – beginning	$4,828	$-		$4,828
Cash and cash equivalents from continuing operations– ending	$5,079	$-		$5,079
Cash and cash equivalents from discontinued operations– ending	-	-		-
Cash and cash equivalents – ending	$5,079	$-		$5,079

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEET

(unaudited, in thousands, except share and per share data)

	September 30, 2023
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$5,032	$-		$5,032
Accounts receivable	4,830	246	(b)	5,076
Other current assets	1,576	-		1,576
Total current assets	11,438	246		11,684
Property and equipment, net	762	-		762
Other intangible assets, net	27	-		27
Operating lease right of use assets	1,978	-		1,978
Other long-term assets	45	-		45
Total assets	$14,250	$246		$14,496

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,352	$-		$1,352
Accrued salary and bonus	1,299	-		1,299
Other accrued expenses	8,815	(5,710)	(a)	3,105
Current liabilities of discontinued operations	858	-		858
Total current liabilities	12,324	(5,710)		6,614
Operating lease liabilities, net of current portion	1,556	-		1,556
Note payable at fair value	11,565	-		11,565
Other long-term liabilities	4,949	-		4,949
Total liabilities	30,394	(5,710)		24,684

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 shares Series B issued and outstanding	46,536	-		46,536

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,407,492 shares issued and 4,321,772 shares outstanding;	405	-		405
Additional paid-in capital	188,017	-		188,017
Accumulated deficit	(249,105)	5,956	(a) (b)	(243,149)
Treasury stock, at cost (85,720 shares)	(1,997)	-		(1,997)
Total stockholders’ deficit	(62,680)	5,956		(56,724)
Total liabilities and stockholders’ deficit	(32,286)	246		(32,040)

Total liabilities, preferred stock and stockholders’ deficit	$14,250	$246		$14,496

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATION

(unaudited, in thousands, except for per share data)

	For the Three Months Ended September 30, 2023				For the Nine Months Ended September 30, 2023
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated	As Previously Reported	Restatement Amount	Restatement Reference	As Restated
Revenue, net	$9,078	$125	(b)	$9,203	$29,931	$(27)	(b)	$29,904
Cost of revenue	4,124	(303)	(a)	3,821	12,163	(1,002)	(a)	11,161
Gross profit	4,954	428		5,382	17,768	975		18,743
Operating expenses:
Sales and marketing	2,498	-		2,498	7,444	-		7,444
Research and development	149	-		149	484	-		484
General and administrative	2,124	-		2,124	7,515	-		7,515
Acquisition related amortization expense	199	-		199	834	-		834
Total operating expenses	4,970	-		4,970	16,277	-		16,277

Operating (loss) income from continuing operations	(16)	428		412	1,491	975		2,466
Interest accretion expense	(26)	-		(26)	(92)	-		(92)
Note payable interest expense	(230)	-		(230)	(682)	-		(682)
Other expense, net	(252)	-		(252)	(408)	-		(408)
Loss (income) from continuing operations before tax	(524)	428		(96)	309	975		1,284
Provision for income taxes	4	-		4	12	-		12
(Loss) income from continuing operations	(528)	428		(100)	297	975		1,272

Loss from discontinued operations, net of tax	(86)	-		(86)	(385)	-		(385)

Net (loss) income	$(614)	$428		$(186)	$(88)	$975		$887

Basic net income (loss) per share of common stock:
From continuing operations	$(0.12)	$0.10		$(0.02)	$0.07	$0.23		$0.29
From discontinued operations	(0.02)	-		(0.02)	(0.09)	-		(0.09)
Net income (loss) per basic share of common stock	$(0.14)	$0.10		$(0.04)	$(0.02)	$0.23		$0.21

Diluted net income (loss) per share of common stock:
From continuing operations	$(0.12)	$0.10		$(0.02)	$0.07	$0.22		$0.29
From discontinued operations	(0.02)	-		(0.02)	(0.09)	-		(0.09)
Net income (loss) per diluted share of common stock	$(0.14)	$0.10		$(0.04)	$(0.02)	$0.22		$0.20

Weighted average number of common shares and
common share equivalents outstanding:
Basic	4,319	4,319		4,319	4,313	4,313		4,313
Diluted	4,319	4,319		4,319	4,355	4,355		4,355

The accompanying notes are an integral part of these condensed consolidated financial statements

Consolidated Statement of Stockholders’ Deficit (unaudited)

					Additional
	Common Stock		Treasury Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance -March 31, 2023 as reported	4,390,826	$405	79,412	$(1,985)	$187,708	$(248,666)	$(62,538)

Cumulative adjustments to accumulated deficit in prior years	-	-	-	-	-	4,981	4,981
Cumulative adjustments to net income	-	-	-	-	-	163	163

Balance -March 31, 2023 as restated	4,390,826	$405	79,412	$(1,985)	$187,708	$(243,522)	$(57,394)

Balance -June 30, 2023 as reported	4,390,826	$405	79,412	$(1,985)	$187,865	$(248,491)	$(62,206)

Cumulative adjustments to accumulated deficit in prior years	-	-	-	-	-	5,144	5,144
Cumulative adjustments to net income	-	-	-	-	-	384	384

Balance -June 30, 2023 as restated	4,390,826	$405	79,412	$(1,985)	$187,865	$(242,963)	$(56,678)

Balance -September 30, 2023 as reported	4,407,492	$405	85,720	$(1,997)	$188,017	$(249,105)	$(62,680)

Cumulative adjustments to accumulated deficit in prior years	-	-	-	-	-	5,528	5,528
Cumulative adjustments to net income	-	-	-	-	-	428	428

Balance -September 30, 2023 as restated	4,407,492	$405	85,720	$(1,997)	$188,017	$(243,149)	$(56,724)

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited, in thousands)

	For The Nine Months Ended September 30,
	2023			2023
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated
Cash Flows From Operating Activities
Net (loss) income	$(88)	$975	(a) (b)	$887
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation and amortization	954	-		954
Interest accretion expense	92	-		92
Amortization of deferred financing fees	42	-		42
Stock-based compensation	501	-		501
Change in fair value of note payable	400	-		400
Other changes in operating assets and liabilities:				-
Accounts receivable	202	27	(b)	229
Other current assets	176	-		176
Operating lease right of use assets	461	-		461
Accounts payable	228	-		228
Accrued salaries and bonus	(157)	-		(157)
Other accrued expenses	(118)	(1,002)	(a)	(1,120)
Operating lease liabilities	(292)			(292)
Long-term liabilities	248	-		248
Net cash provided by operating activities	2,649	-		2,649

Cash Flows From Investing Activity
Proceeds from sale of Interpace Pharma Solutions, net	500	-		500
Working capital adjustment on sale of Interpace Pharma Solutions	(117)	-		(117)
Purchase of property and equipment	(328)	-		(328)
Net cash provided by investing activities	55	-		55

Cash Flows From Financing Activities
Payments on line of credit	(2,500)	-		(2,500)
Net cash used in financing activities	(2,500)	-		(2,500)

Net increase in cash and cash equivalents	204	-		204
Cash and cash equivalents from continuing operations– beginning	4,828	-		4,828
Cash and cash equivalents from discontinued operations– beginning	-	-		-
Cash and cash equivalents – beginning	$4,828	$-		$4,828
Cash and cash equivalents from continuing operations– ending	$5,032	$-		$5,032
Cash and cash equivalents from discontinued operations– ending	-	-		-
Cash and cash equivalents – ending	$5,032	$-		$5,032

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEET

(unaudited, in thousands, except share and per share data)

	March 31, 2024
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$2,812	$-		$2,812
Accounts receivable	5,006	-		5,006
Other current assets	1,598	-		1,598
Total current assets	9,416	-		9,416
Property and equipment, net	925	-		925
Operating lease right of use assets	1,756	-		1,756
Other long-term assets	45	-		45
Total assets	$12,142	$-		$12,142

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,363	$-		$1,363
Accrued salary and bonus	878	-		878
Other accrued expenses	8,574	(6,373)	(a)	2,201
Note payable at fair value, current	7,498	-		7,498
Current liabilities of discontinued operations	660	-		660
Total current liabilities	18,973	(6,373)		12,600
Operating lease liabilities, net of current portion	1,359	-		1,359
Note payable at fair value	1,343	-		1,343
Other long-term liabilities	5,072	-		5,072
Total liabilities	26,747	(6,373)		20,374

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 shares Series B issued and outstanding	46,536	-		46,536

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,487,157 shares issued and 4,376,398 shares outstanding;	406	-		406
Additional paid-in capital	188,224	-		188,224
Accumulated deficit	(247,747)	6,373	(a)	(241,374)
Treasury stock, at cost (110,759 shares)	(2,024)	-		(2,024)
Total stockholders’ deficit	(61,141)	6,373		(54,768)
Total liabilities and stockholders’ deficit	(34,394)	-		(34,394)

Total liabilities, preferred stock and stockholders’ deficit	$12,142	$-		$12,142

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATION

(unaudited, in thousands, except for per share data)

	For the Three Months Ended March 31, 2024
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated
Revenue, net	$10,273	$(95)	(b)	$10,178
Cost of revenue	4,202	(335)	(a)	3,867
Gross profit	6,071	240		6,311
Operating expenses:
Sales and marketing	2,821	-		2,821
Research and development	137	-		137
General and administrative	2,239	-		2,239
Total operating expenses	5,197	-		5,197

Operating income from continuing operations	874	240		1,114
Interest accretion expense	(19)	-		(19)
Note payable interest expense	(197)	-		(197)
Other expense, net	(82)	-		(82)
Income from continuing operations before tax	576	240		816
Provision for income taxes	4	-		4
Income from continuing operations	572	240		812

Loss from discontinued operations, net of tax	(104)	-		(104)

Net income	$468	$240		$708

Basic net income (loss) per share of common stock:
From continuing operations	$0.13	$0.05		$0.19
From discontinued operations	(0.02)	-		(0.02)
Net income (loss) per basic share of common stock	$0.11	$0.05		$0.16

Diluted net income (loss) per share of common stock:
From continuing operations	$0.13	$0.05		$0.19
From discontinued operations	(0.02)	-		(0.02)
Net income (loss) per diluted share of common stock	$0.11	$0.05		$0.16

Weighted average number of common shares and
common share equivalents outstanding:
Basic	4,370	4,370		4,370
Diluted	4,384	4,384		4,384

The accompanying notes are an integral part of these condensed consolidated financial statements

Consolidated Statement of Stockholders’ Deficit (unaudited)

					Additional
	Common Stock		Treasury Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance -March 31, 2024 as reported	4,487,157	$406	110,759	$(2,024)	$188,224	$(247,747)	$(61,141)

Cumulative adjustments to accumulated deficit in prior years	-	-	-	-	-	6,133	6,133
Cumulative adjustments to net income	-	-	-	-	-	240	240

Balance -March 31, 2024 as restated	4,487,157	$406	110,759	$(2,024)	$188,224	$(247,507)	$(54,768)

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For The Three Months Ended March 31,
	2024			2024
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated
Cash Flows From Operating Activities
Net income	$468	$240		$708
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	52	-		52
Interest accretion expense	19	-		19
Bad debt expense reversal	(100)	-		(100)
Stock-based compensation	79	-		79
Credit loss expense	26	-		26
Change in fair value of note payable	98	-		98
Amortization on operating lease right of use asset	108			108
Other changes in operating assets and liabilities:				-
Accounts receivable	(49)	95	(b)	46
Other current assets	343	-		343
Accounts payable	(176)	-		(176)
Accrued salaries and bonus	(1,091)	-		(1,091)
Other accrued expenses	176	(335)	(a)	(159)
Operating lease liabilities	(115)			(115)
Long-term liabilities	104	-		104
Net cash used in operating activities	(58)	-		(58)

Cash Flows From Investing Activity
Purchase of property and equipment	(28)	-		(28)
Net cash used in investing activities	(28)	-		(28)

Cash Flows From Financing Activities
Payments made on note payable	(600)	-		(600)
Net cash used in financing activities	(600)	-		(600)

Net decrease in cash and cash equivalents	(686)	-		(686)
Cash and cash equivalents from continuing operations– beginning	3,498	-		3,498
Cash and cash equivalents from discontinued operations– beginning	-	-		-
Cash and cash equivalents – beginning	$3,498	$-		$3,498
Cash and cash equivalents from continuing operations– ending	$2,812	$-		$2,812
Cash and cash equivalents from discontinued operations– ending	-	-		-
Cash and cash equivalents – ending	$2,812	$-		$2,812

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEET

(unaudited, in thousands, except share and per share data)

	June 30, 2024
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$2,019	$-		$2,019
Accounts receivable	6,206	-		6,206
Other current assets	1,941	-		1,941
Total current assets	10,166	-		10,166
Property and equipment, net	1,126	-		1,126
Operating lease right of use assets	1,635	-		1,635
Other long-term assets	45	-		45
Total assets	$12,972	$-		$12,972

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,761	$-		$1,761
Accrued salary and bonus	1,243	-		1,243
Other accrued expenses	8,582	(6,748)	(a)	1,834
Note payable at fair value, current	6,784	-		6,784
Current liabilities of discontinued operations	660	-		660
Total current liabilities	19,030	(6,748)		12,282
Operating lease liabilities, net of current portion	1,286	-		1,286
Other long-term liabilities	5,146	-		5,146
Total liabilities	25,462	(6,748)		18,714

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 shares Series B issued and outstanding	46,536	-		46,536

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,487,157 shares issued and 4,376,398 shares outstanding;	406	-		406
Additional paid-in capital	188,277	-		188,277
Accumulated deficit	(245,685)	6,748	(a)	(238,937)
Treasury stock, at cost (110,759 shares)	(2,024)	-		(2,024)
Total stockholders’ deficit	(59,026)	6,748		(52,278)
Total liabilities and stockholders’ deficit	(33,564)	-		(33,564)

Total liabilities, preferred stock and stockholders’ deficit	$12,972	$-		$12,972

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATION

(unaudited, in thousands, except for per share data)

	For the Three Months Ended June 30, 2024				For the Six Months Ended June 30, 2024
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated	As Previously Reported	Restatement Amount	Restatement Reference	As Restated
Revenue, net	$12,042	$-		$12,042	$22,314	$(95)	(b)	$22,219
Cost of revenue	4,611	(375)	(a)	4,236	8,812	(710)	(a)	8,102
Gross profit	7,431	375		7,806	13,502	615		14,117
Operating expenses:
Sales and marketing	2,887	-		2,887	5,707	-		5,707
Research and development	146	-		146	283	-		283
General and administrative	2,141	-		2,141	4,381	-		4,381
Total operating expenses	5,174	-		5,174	10,371	-		10,371

Operating income from continuing operations	2,257	375		2,632	3,131	615		3,746
Interest accretion expense	(12)	-		(12)	(30)	-		(30)
Note payable interest expense	(176)	-		(176)	(373)	-		(373)
Other expense, net	71	-		71	(12)	-		(12)
Income from continuing operations before tax	2,140	375		2,515	2,716	615		3,331
Provision for income taxes	4	-		4	8	-		8
Income from continuing operations	2,136	375		2,511	2,708	615		3,323

Loss from discontinued operations, net of tax	(74)	-		(74)	(178)	-		(178)

Net income	$2,062	$375		$2,437	$2,530	$615		$3,145

Basic net income (loss) per share of common stock:
From continuing operations	$0.49	$0.09		$0.57	$0.62	$0.14		$0.76
From discontinued operations	(0.02)	-		(0.02)	(0.04)	-		(0.04)
Net income (loss) per basic share of common stock	$0.47	$0.09		$0.56	$0.58	$0.14		$0.72

Diluted net income (loss) per share of common stock:
From continuing operations	$0.49	$0.09		$0.57	$0.62	$0.14		$0.76
From discontinued operations	(0.02)	-		(0.02)	(0.04)	-		(0.04)
Net income (loss) per diluted share of common stock	$0.47	$0.09		$0.55	$0.58	$0.14		$0.72

Weighted average number of common shares and common share equivalents outstanding:
Basic	4,376	4,376		4,376	4,373	4,373		4,373
Diluted	4,401	4,401		4,401	4,393	4,393		4,393

The accompanying notes are an integral part of these condensed consolidated financial statements

Consolidated Statement of Stockholders’ Deficit (unaudited)

					Additional
	Common Stock		Treasury Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance -March 31, 2024 as reported	4,487,157	$406	110,759	$(2,024)	$188,224	$(247,747)	$(61,141)

Cumulative adjustments to accumulated deficit in prior years	-	-	-	-	-	6,133	6,133
Cumulative adjustments to net income	-	-	-	-	-	240	240

Balance -March 31, 2024 as restated	4,487,157	$406	110,759	$(2,024)	$188,224	$(247,507)	$(54,768)

Balance -June 30, 2024 as reported	4,487,157	$406	110,759	$(2,024)	$188,277	$(245,685)	$(59,026)

Cumulative adjustments to accumulated deficit in prior years	-	-	-	-	-	6,373	6,373
Cumulative adjustments to net income	-	-	-	-	-	375	375

Balance -June 30, 2024 as restated	4,487,157	$406	110,759	$(2,024)	$188,277	$(245,310)	$(52,278)

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited, in thousands)

	For The Six Months Ended June 30,
	2024			2024
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated
Cash Flows From Operating Activities
Net income	$2,530	$615	(a)	$3,145
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	119	-		119
Interest accretion expense	30	-		30
Bad debt expense reversal	(100)	-		(100)
Stock-based compensation	132	-		132
Credit loss expense	26	-		26
Change in fair value of note payable	41	-		41
Amortization on operating lease right of use asset	229			229
Other changes in operating assets and liabilities:				-
Accounts receivable	(1,249)	95	(b)	(1,154)
Other current assets	-	-		-
Accounts payable	(13)	-		(13)
Accrued salaries and bonus	(726)	-		(726)
Other accrued expenses	337	(710)	(a)	(373)
Operating lease liabilities	(188)			(188)
Long-term liabilities	178	-		178
Net cash provided by operating activities	1,346	-		1,346

Cash Flows From Investing Activity
Purchase of property and equipment	(225)	-		(225)
Net cash used in investing activities	(225)	-		(225)

Cash Flows From Financing Activities
Payments made on note payable	(2,600)	-		(2,600)
Net cash used in financing activities	(2,600)	-		(2,600)

Net decrease in cash and cash equivalents	(1,479)	-		(1,479)
Cash and cash equivalents from continuing operations– beginning	3,498	-		3,498
Cash and cash equivalents from discontinued operations– beginning	-	-		-
Cash and cash equivalents – beginning	$3,498	$-		$3,498
Cash and cash equivalents from continuing operations– ending	$2,019	$-		$2,019
Cash and cash equivalents from discontinued operations– ending	-	-		-
Cash and cash equivalents – ending	$2,019	$-		$2,019

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEET

(unaudited, in thousands, except share and per share data)

	September 30, 2024
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$2,113	$-		$2,113
Accounts receivable	7,293	-		7,293
Other current assets	1,704	-		1,704
Total current assets	11,110	-		11,110
Property and equipment, net	1,352	-		1,352
Operating lease right of use assets	1,532	-		1,532
Other long-term assets	45	-		45
Total assets	$14,039	$-		$14,039

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,701	$-		$1,701
Accrued salary and bonus	1,687	-		1,687
Other accrued expenses	9,033	(7,144)	(a)	1,889
Note payable at fair value, current	5,688	-		5,688
Current liabilities of discontinued operations	660	-		660
Total current liabilities	18,769	(7,144)		11,625
Operating lease liabilities, net of current portion	1,189	-		1,189
Other long-term liabilities	5,227	-		5,227
Total liabilities	25,185	(7,144)		18,041

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 shares Series B issued and outstanding	46,536	-		46,536

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 4,532,991 shares issued and 4,404,795 shares outstanding;	406	-		406
Additional paid-in capital	188,363	-		188,363
Accumulated deficit	(244,405)	7,144	(a)	(237,261)
Treasury stock, at cost (128,196 shares)	(2,046)	-		(2,046)
Total stockholders’ deficit	(57,682)	7,144		(50,538)
Total liabilities and stockholders’ deficit	(32,497)	-		(32,497)

Total liabilities, preferred stock and stockholders’ deficit	$14,039	$-		$14,039

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATION

(unaudited, in thousands, except for per share data)

	For the Three Months Ended September 30, 2024				For the Nine Months Ended September 30, 2024
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated	As Previously Reported	Restatement Amount	Restatement Reference	As Restated

Revenue, net	$12,295	$-		$12,295	$34,610	$(95)	(b)	$34,515
Cost of revenue	4,789	(396)	(a)	4,393	13,602	(1,106)	(a)	12,496
Gross profit	7,506	396		7,902	21,008	1,011		22,019
Operating expenses:
Sales and marketing	2,864	-		2,864	8,571	-		8,571
Research and development	199	-		199	483	-		483
General and administrative	2,538	-		2,538	6,918	-		6,918
Total operating expenses	5,601	-		5,601	15,972	-		15,972

Operating income from continuing operations	1,905	396		2,301	5,036	1,011		6,047
Interest accretion expense	(4)	-		(4)	(34)	-		(34)
Note payable interest expense	(141)	-		(141)	(514)	-		(514)
Other expense, net	(394)	-		(394)	(406)	-		(406)
Income from continuing operations before tax	1,366	396		1,762	4,082	1,011		5,093
Provision for income taxes	4	-		4	12	-		12
Income from continuing operations	1,362	396		1,758	4,070	1,011		5,081

Loss from discontinued operations, net of tax	(82)	-		(82)	(260)	-		(260)

Net income	$1,280	$396		$1,676	$3,810	$1,011		$4,821

Basic net income (loss) per share of common stock:
From continuing operations	$0.31	$0.09		$0.40	$0.93	$0.23		$1.16
From discontinued operations	(0.02)	-		(0.02)	(0.06)	-		(0.06)
Net income (loss) per basic share of common stock	$0.29	$0.09		$0.38	$0.87	$0.23		$1.10

Diluted net income (loss) per share of common stock:
From continuing operations	$0.31	$0.09		$0.40	$0.92	$0.23		$1.15
From discontinued operations	(0.02)	-		(0.02)	(0.06)	-		(0.06)
Net income (loss) per diluted share of common stock	$0.29	$0.09		$0.38	$0.87	$0.23		$1.09

Weighted average number of common shares and common share equivalents outstanding:
Basic	4,393	4,393		4,393	4,380	4,380		4,380
Diluted	4,423	4,423		4,423	4,404	4,404		4,404

The accompanying notes are an integral part of these condensed consolidated financial statements

Consolidated Statement of Stockholders’ Deficit (unaudited)

					Additional
	Common Stock		Treasury Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance -March 31, 2024 as reported	4,487,157	$406	110,759	$(2,024)	$188,224	$(247,747)	$(61,141)

Cumulative adjustments to accumulated deficit in prior years	-	-	-	-	-	6,133	6,133
Cumulative adjustments to net income	-	-	-	-	-	240	240

Balance -March 31, 2024 as restated	4,487,157	$406	110,759	$(2,024)	$188,224	$(247,507)	$(54,768)

Balance -June 30, 2024 as reported	4,487,157	$406	110,759	$(2,024)	$188,277	$(245,685)	$(59,026)

Cumulative adjustments to accumulated deficit in prior years	-	-	-	-	-	6,373	6,373
Cumulative adjustments to net income	-	-	-	-	-	375	375

Balance -June 30, 2024 as restated	4,487,157	$406	110,759	$(2,024)	$188,277	$(245,310)	$(52,278)

Balance -September 30, 2024 as reported	4,532,991	$406	128,196	$(2,046)	$188,363	$(244,405)	$(57,682)

Cumulative adjustments to accumulated deficit in prior years	-	-	-	-	-	6,748	6,748
Cumulative adjustments to net income	-	-	-	-	-	396	396

Balance -September 30, 2024 as restated	4,532,991	$406	128,196	$(2,046)	$188,363	$(244,009)	$(50,538)

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited, in thousands)

	For The Nine Months Ended September 30,
	2024			2023
	As Previously Reported	Restatement Amount	Restatement Reference	As Restated

Cash Flows From Operating Activities
Net income	$3,810	$1,011	(a)	$4,821
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	205	-		205
Interest accretion expense	34	-		34
Bad debt expense reversal	(100)	-		(100)
Credit loss expense	26	-		26
Stock-based compensation	218	-		218
Change in fair value of note payable	445	-		445
Amortization on operating lease right of use asset	332			332
Other changes in operating assets and liabilities:				-
Accounts receivable	(2,336)	95	(b)	(2,241)
Other current assets	237	-		237
Accounts payable	137	-		137
Accrued salaries and bonus	(320)	-		(320)
Other accrued expenses	870	(1,106)	(a)	(236)
Operating lease liabilities	(355)			(355)
Long-term liabilities	259	-		259
Net cash provided by (used in) operating activities	3,462	-		3,462

Cash Flows From Investing Activity
Purchase of property and equipment	(747)	-		(747)
Net cash provided by investing activities	(747)	-		(747)

Cash Flows From Financing Activities
Payments made on note payable	(4,100)	-		(4,100)
Net cash used in financing activities	(4,100)	-		(4,100)

Net decrease in cash and cash equivalents	(1,385)	-		(1,385)
Cash and cash equivalents from continuing operations– beginning	3,498	-		3,498
Cash and cash equivalents from discontinued operations– beginning	-	-		-
Cash and cash equivalents – beginning	$3,498	$-		$3,498
Cash and cash equivalents from continuing operations– ending	$2,113	$-		$2,113
Cash and cash equivalents from discontinued operations– ending	-	-		-
Cash and cash equivalents – ending	$2,113	$-		$2,113

The accompanying notes are an integral part of these condensed consolidated financial statements

