Form 10-K/A
period 2024-12-31
INTERPACE BIOSCIENCES, INC.
filed 2025-04-28
CIK 1054102

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

As of April 15, 2025, 4,414,904 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm ID	Auditor Name	Auditor Location
274	EisnerAmper, LLP	Philadelphia, Pennsylvania

EXPLANATORY NOTE

Interpace Biosciences, Inc. (“Interpace,” the “Company,” “we”, “us” or “our”) is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Original Filing”).

We are filing this Amendment solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2025 Annual Meeting of Stockholders because the Company’s definitive proxy statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2024. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III and amends and restates in its entirety Part IV of the Original Filing to include the prior exhibits and additional certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Board of Directors

The Board of Directors (the “Board”) currently consists of five members, divided into three classes with two directors in Class I, one director in Class II and two directors in Class III. Directors serve for three-year terms with one class of directors being elected by the Company’s stockholders at each annual meeting. The terms of our Class I directors, Dr. Aggarwal and Mr. Sullivan, will expire at the 2025 annual meeting, and the term of our Class III directors, Messrs. Burnell and Keegan, will expire at the 2026 Annual Meeting. The terms of our Class II director, Mr. Rocca, will expire at the 2027 annual meeting.

NAME	CLASS	AGE	PRINCIPAL OCCUPATION OR EMPLOYMENT
Vijay Aggarwal	I	76	Member of the Executive Committee of Broad Street Angels
Thomas W. Burnell	III	63	President, Chief Executive Officer and Chairman of the Board of Interpace Biosciences, Inc.
Joseph Keegan, Ph.D.	III	71	Independent Investor
Fortunato Ron Rocca	II	63	President and Chief Executive Officer of Mindera Health
Stephen J. Sullivan	I	78	Founder, CRO Advisors LLC

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

Vijay Aggarwal, Class I Director. Dr. Vijay Aggarwal was designated as a director by Ampersand 2018 Limited Partnership, a fund managed by Ampersand Capital Partners (“Ampersand”), as a holder of the Company’s Series B Preferred Stock, and thereby appointed and elected as a director effective February 1, 2022. On October 11, 2024, Ampersand exchanged its Series B Preferred Stock for Series C Preferred Stock pursuant to which it no longer has director designation rights. Dr. Aggarwal serves as Chair of the Board’s Compliance and Regulatory Committee (“Regulatory Compliance Committee”) which was formerly part of the Company’s Audit Committee and was formed in January 2020 and as a member of the Board’s Nominating Committee. Currently a member of the Executive Committee of Broad Street Angels, Dr. Aggarwal is an active investor in early-stage medical technology companies. As a Managing Partner of The Channel Group from 2009 to 2021, Dr. Aggarwal provided strategic advisory and capital formation services to companies with operations or investments in the clinical diagnostics, molecular diagnostic, and anatomic pathology sectors. Prior to The Channel Group, he served as CEO of Vaxigenix, a pharmaceutical company developing vaccine treatments for colorectal cancer. From 2004 to 2009, Dr. Aggarwal was President and CEO of Aureon Laboratories, Inc., a predictive pathology company offering advanced tissue analysis services to practicing physicians and the pharmaceutical industry. From 2001 to 2004, he served as President of AAI Development Services, Inc., a global contract research and development services company serving the pharmaceutical and biotech industries. In 1999, following the acquisition of SmithKline Beecham Clinical Laboratories by Quest Diagnostics, Dr. Aggarwal led the team that planned the integration of the two companies and served on the Chairman’s Council. In addition, he served as President of Quest Diagnostic Ventures, where his responsibilities included new technology, new business models, clinical trials testing, and direct–to-consumer strategies.

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

Early in his career, Dr. Aggarwal spent 8 years at Bio Science Laboratories, finishing his time with the company as Manager of Toxicology and Special Chemistry. He currently holds Board positions at Allergenis, where he is a member of the Compensation Committee, and at Accugenomics, Moleculera and Slone Partners. Previous Board positions include Hycor Biomedical, Targeted Diagnostics and Therapeutics and ViraCor IBT Laboratories. He earned a BA in Chemistry from Case Western Reserve University and a Ph.D. in Pharmacology/Toxicology from the Medical College of Virginia.

Dr. Aggarwal brings extensive leadership in clinical diagnostic services as well as institutional and individual investment experience which has led the Board to conclude that Dr. Aggarwal should continue to serve as a director of the Company.

Thomas W. Burnell, Class III Director. Effective December 1, 2020, Mr. Burnell was named President, Chief Executive Officer and a director of the Company. On February 1, 2024, he was named Chairman of the Board. Mr. Burnell has also served as an Operating Partner of 1315 Capital Partners since October 2023. Mr. Burnell has served as a member of the board of directors of miraDry, Inc. since January 2024 and as its Chairman since October 2024. He has also served as Chairman of the Board of SciSafe Solutions, Inc. since November 2024 and as a member of the Board of Nu-Tek Biosciences, Inc. since May 2024. From October 2019 until October 2024, he served as Chairman of the Board of Cardiovascular Clinic of Nebraska LLC, a medical treatment facility focused on diagnosis and treatment of cardiac and vascular disorders, and from October 15, 2019 until November 30, 2020, he served as its President and Chief Executive Officer. From October 2, 2017 until November 29, 2017, he served as Chief Executive Officer and a director of True Nature Holding, Inc., a public company now known as Mitesco, Inc. that focuses on development and acquisition of innovative technologies. From July 16, 2016 until March 31, 2017, Mr. Burnell was the President of Boston Heart Diagnostics Corporation, a diagnostics subsidiary of Eurofins Scientific, Inc. (“Eurofins”). From January 2014 to December 2016, Mr. Burnell was an Operating Partner of Ampersand, a private equity firm and the manager of a private equity fund that is a major stockholder of the Company, where he represented Ampersand’s investment in a dietary supplement manufacturer, Elite One Source Nutrisciences, Inc., as its President and Chief Executive Officer. From October 2014 until May 2016, Mr. Burnell served as Executive Chairman of Accuratus Lab Services, Inc., a provider of laboratory testing services, and from September 2012 until July 2014 he was President and Chief Executive Officer of Viracor-IBT Laboratories, Inc., a specialty testing laboratory with an emphasis on the transplant market, during which time it was majority-owned by Ampersand prior to its sale to Eurofins. Mr. Burnell performed the above-described services, except for his services to us, as the Co-Owner, General Partner, and Chief Executive Officer of Milestone Business Management, a consulting firm focused on strategic, financial, and organizational performance of food, pharmaceutical, and life science companies.

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

Mr. Burnell has extensive leadership experience in the healthcare, biotechnology, laboratory sciences and manufacturing sectors, which has led the Board to conclude that Mr. Burnell should continue to serve as a director of the Company.

Joseph Keegan, Class III Director. Joseph Keegan, Ph.D. was appointed to the Board effective January 1, 2016 and was subsequently appointed Chairman of our Audit Committee and our Nominating Committee. Dr. Keegan has more than 30 years of experience in life science businesses. From 2007 to 2012, when it was sold to Pall Corporation, Dr. Keegan was chief executive officer at ForteBio, Inc., a life science tool company, where he helped to lead a financing round and established product development and sales strategies for that company. From 1998 to 2007, Dr. Keegan was chief executive officer at Molecular Devices Corporation (NASDAQ: MDCC), a provider of bioanalytical measurement systems, software and consumables, where Dr. Keegan helped grow the company both internally and through acquisitions. From 1992 to 1998, Dr. Keegan worked at Becton Dickinson and Company, a medical technology company that manufactures and sells medical devices and instrument systems, where he served as President of Worldwide Tissue Culture and Vice President, General Manager of Worldwide Flow Cytometry. From 1988 to 1992, Dr. Keegan was Vice President of the Microscopy and Scientific Instruments Division of Leica, Inc., a life science tool and semiconductor equipment provider. Dr. Keegan is a member of the board of directors of Bio-Techne Corporation (NASDAQ: TECH), a publicly held biotech company, and serves [on the boards of directors] [as the chairman of the board] for two privately held companies: Halo Labs (formerly known as Optofluidics, Inc.) and Carterra (formerly known as Wasatch Microfluidics, Inc.). Dr. Keegan holds a B.A. in Chemistry from Boston University and a Ph.D. in Physical Chemistry from Stanford University.

Dr. Keegan’s specific qualifications and skills in the areas of life science businesses, product development and sales strategies led the Board to conclude that Dr. Keegan should continue to serve as a director of the Company.

Fortunato Ron Rocca, Class II Director. Ron Rocca was elected to the Board as a Class II director on January 22, 2020 following his designation by 1315 Capital II, L.P. (“1315 Capital”) as a holder of Series B Preferred Stock. Mr. Rocca was concurrently appointed to the Audit and Compensation Committees. On October 11, 2024, 1315 Capital exchanged its Series B Preferred Stock for Series C Preferred Stock pursuant to which it no longer has director designation rights. Mr. Rocca has served as the President and Chief Executive Officer of Mindera Health since May 2023 and he currently serves on the board of Circular Genomics, where he is also a member of the Audit Committee and the Compliance Committee. From October 2011 through October 2022, Mr. Rocca served as President, Chief Executive Officer and Director of Exagen Inc. (NASDAQ: XGN), a company dedicated to transforming the care continuum for patients suffering from debilitating and chronic autoimmune diseases. From 2005 to October 2011, Mr. Rocca served as Vice President, Sales and Marketing, and as General Manager at Prometheus, a specialty pharmaceutical and diagnostic company which was acquired by Nestlé SA in 2011, where he was responsible for leading the commercial organization, strategic planning and implementation of projects designed to maximize brand sales. Prior to joining Prometheus, Mr. Rocca served as the General Manager of Alpharma Inc., a specialty pharmaceutical company. Earlier in his career, Mr. Rocca served in senior sales and marketing management positions for Elan Pharmaceuticals, Inc., a neuroscience-focused biotechnology company and Janssen Pharmaceuticals, Inc., a pharmaceutical subsidiary of Johnson & Johnson. Mr. Rocca received a B.S. in Marketing and Personnel Management from Towson State University. Mr. Rocca’s extensive knowledge of our business, as well as his over 25 years of experience in the diagnostic and pharmaceutical industries, as well as his extensive experience as an officer at public companies developing healthcare tests contributed to our Board’s conclusion that he should continue to serve as a director of our Company.

Stephen J. Sullivan, Class I Director. Stephen J. Sullivan is currently a director and served as Chairman of the Board of the Company from June 21, 2016 until April 16, 2020. Mr. Sullivan served as Interim Chairman of the Board from January 1, 2016 to June 20, 2016. Mr. Sullivan joined the Company as a director in September 2004 and has served as Chairman of various committees of the Board. Mr. Sullivan currently serves as Chairman of the Compensation Committee and a member of the Audit and Nominating Committees. In early 2010, Mr. Sullivan founded CRO Advisors LLC, a specialty consulting firm he continues to head. Previously, Mr. Sullivan was the president and chief executive officer and a member of the board of directors of Harlan Laboratories, Inc. (“Harlan”) (acquired by Huntingdon Life Sciences Inc.), a privately held global provider of preclinical research tools and services, from February 2006 through January 2010, when he retired from that position. Prior to joining Harlan in 2006, Mr. Sullivan was a senior vice president of Covance, Inc. (“Covance”) and the president of Covance Central Laboratories, Inc., a major division of Covance. Prior to joining Covance, Mr. Sullivan was chairman and chief executive officer of Xenometrix, Inc. (“Xenometrix”), a biotechnology company with proprietary gene expression technology. He assisted with the merger of Xenometrix with Discovery Partners International. Prior to Xenometrix, Mr. Sullivan was vice president and general manager of a global diagnostic sector of Abbott Laboratories.

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

Mr. Sullivan has held senior leadership positions in companies in the life sciences and healthcare services industries. His specific qualifications and skills in the areas of general operations, financial operations and administration, and mergers and acquisitions led the Board to conclude that Mr. Sullivan should continue to serve as a director of the Company.

Executive Officers

The following table sets forth the names, ages and principal position of our executive officers as of the date of this Amendment:

Name	Age	Position
Thomas W. Burnell	63	President, Chief Executive Officer and Chairman of the Board of Directors
Christopher McCarthy	33	Chief Financial Officer

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

Christopher McCarthy. On July 24, 2023, Christopher McCarthy was appointed as the Chief Financial Officer of the Company. Mr. McCarthy has served as the Company’s Principal Financial Officer since April 2023. Prior to serving as the Company’s Principal Financial Officer, Mr. McCarthy served as the Company’s Vice President of Finance and Enterprise Systems from August 2022 to April 2023, Senior Director of Operations Finance from August 2020 to August 2022 and the Company’s Senior Financial Analyst from June 2019 to August 2020. Prior to joining the Company, Mr. McCarthy served as a Senior Financial Systems Analyst at Simon & Schuster, Inc. from January 2016 to June 2019.

Except as described above, Mr. McCarthy has served in no other Company positions and there is no arrangement or understanding between Mr. McCarthy and any other person pursuant to which he was selected to serve as Chief Financial Officer. Mr. McCarthy has no family relationship with any director or executive officer or person nominated or chosen by the Company to become a director or executive officer of the Company. There are no related party transactions as of the date hereof between Mr. McCarthy and the Company that would require disclosure under Item 404(a) of Regulation S-K.

Governance of the Company

Corporate Governance; Code of Business Conduct; Insider Trading Policy

Our Board has adopted a written Code of Business Conduct that applies to our directors, officers, and employees, as well as Corporate Governance Guidelines applicable specifically to our Board. You can find links to these documents in the “Investors-Investor Relations-Corporate Governance-Governance Documents” section of our website page at www.interpace.com. The content contained in, or that can be accessed through, our website is not incorporated into this Annual Report on Form 10-K. Disclosure regarding any amendments to, or any waivers from, a provision of our Code of Business Conduct that applies to one or more of our directors, our principal executive officer, our principal financial or our principal accounting officer will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, or posted on our website (www.interpace.com). Our common stock is quoted on the OTCQX, which is operated by OTC Markets Group, Inc. (“OTC Markets”).

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

Our Board has determined that each member of our Audit Committee is independent within the meaning of the OTCQX Rules and as required by the Audit Committee charter. Our Board has determined that the chairperson of the Audit Committee, Dr. Keegan, is an “audit committee financial expert,” as that term is defined in Item 407(d) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Audit Committee charter is posted and can be viewed in the “Investors-Investor Relations-Corporate Governance-Governance Documents” section of our website at www.interpace.com.

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

Our Compensation Committee charter is posted and can be viewed in the “Investors-Investor Relations-Corporate Governance-Governance Documents” section of our website at www.interpace.com.

Nominating Committee

The Nominating Committee is currently comprised of Dr. Keegan (Chairperson), Dr. Aggarwal and Mr. Sullivan. Each member of our Nominating Committee is “independent” within the meaning of the OTCQX Rules and as required by the Nominating Committee charter. The primary purposes of the Nominating Committee are: (i) to recommend to the Board the nomination of individuals who are qualified to serve as our directors and on committees of the Board; (ii) to advise the Board with respect to the composition, size, structure and procedures of the Board; (iii) to advise the Board with respect to the composition, size and membership of the Board’s committees; (iv) to advise the Board with respect to corporate governance principles applicable to the Company; (v) to develop and maintain the Company’s corporate governance guidelines; (vi) to oversee the evaluation of the Board as a whole and the evaluation of its individual members standing for re-election; and (vii) to advise the Board with respect to any other matters required by federal securities laws. The Nominating Committee also has responsibility for reviewing and approving all transactions that are “related party” transactions under SEC rules, unless the Board empowers a special committee.

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

The Nominating Committee will consider nominees recommended by stockholders, based on the same criteria described above, provided such nominations comply with the applicable provisions of our Certificate of Incorporation, Bylaws and the procedures to be followed in submitting proposals. No material changes have been implemented to the procedures by which stockholders may recommend nominees to our Board since we filed our proxy statement on September 22, 2023 in connection with the 2023 annual meeting.

In addition, in connection with the Exchange Agreement dated October 10, 2024, pursuant to which Ampersand and 1315 Capital exchanged their Series B Preferred Stock for Series C Preferred Stock, Ampersand and 1315 Capital no longer have the right to designate any directors. Previously and for so long as each of Ampersand and 1315 Capital held at least sixty percent (60%) of the Series B Preferred Stock issued to it on January 15, 2020, each was entitled to elect two directors to the Board, provided that one of the directors qualified as an “independent director” under Rule 5605(a)(2) of the listing rules of the Nasdaq Stock Market (or any successor rule or similar rule promulgated by another exchange on which the Company’s securities were then listed or designated). Ampersand and 1315 Capital had designated each of Dr. Aggarwal and Mr. Rocca, respectively, as directors of the Company, each of whom continues to serve as a director.

Our Nominating Committee charter is posted and can be viewed in the “Investors-Investor Relations-Corporate Governance-Governance Documents” section of our website at www.interpace.com.

Regulatory Compliance Committee

The Regulatory Compliance Committee is currently comprised of Dr. Aggarwal (Chairperson), Dr. Keegan and Mr. Rocca. Dr. Aggarwal is “independent” within the meaning of the OTCQX Rules and as required by the Regulatory Compliance Committee charter. The primary purposes of our Regulatory Compliance Committee are to assist the Board in carrying out its oversight responsibility with respect to the regulatory framework of laws and regulations with respect to our operations and our compliance with high quality, ethical and legal standards, and to be compliant with applicable operational, health, safety, quality, and regulatory requirements and best practices. Specifically, the Regulatory Compliance Committee assists the Board with respect to compliance with the operation of clinical laboratories and the provision of laboratory services and related customer billing and Medicare reimbursement.

The Regulatory Compliance Committee also reviews and discusses with relevant management the implementation and effectiveness of regulatory risk management programs in the areas of supply chain, environmental regulations, employee health and safety, privacy, cybersecurity, regulatory and political expenditures and lobbying activities.

Our Regulatory Compliance Committee charter is posted and can be viewed in the “Investors-Investor Relations-Corporate Governance-Governance Documents” section of our website at www.interpace.com.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been involved in any material legal proceeding during the past ten years.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, based solely on our review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent (10%) stockholders were complied with during the fiscal years ended December 31, 2023 and 2024 except for the February 1, 2024 grant to Mr. McCarthy of 10,000 restricted stock units (“RSUs”) and 5 transactions relating to the vesting and related tax withholding of certain previously reported RSUs, all of which were reported on a Form 4 filed by Mr. McCarthy after the time period allowed.

ITEM 11.	EXECUTIVE COMPENSATION

This section provides an overview of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

For the year ended December 31, 2024, our named executive officers (“NEOs”) were the following individuals:

● Thomas W. Burnell, Chief Executive Officer, President and Chairman of the Board

● Christopher McCarthy, Chief Financial Officer

Summary Compensation Table

The following table sets forth certain information concerning compensation earned by our NEOs for fiscal years 2024 and 2023.

SUMMARY COMPENSATION TABLE FOR 2024 AND 2023
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($) (3)	Total ($)
Thomas W. Burnell
CEO, President and
Chairman of the Board	2024	456,458	184,250	-	17,022	657,730
	2023	435,625	226,525	-	16,257	678,407
Christopher McCarthy
CFO	2024	274,583	110,000	38,750	11,200	434,533
	2023	207,083	91,520	25,000	8,435	332,038

(1)	The amount set forth in this column represents the annual cash incentive bonus earned by the NEO for the applicable fiscal year performance. These annual cash incentive bonuses have not yet been paid in 2025.

(2)	The dollar amounts set forth in this column for Mr. McCarthy represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For purposes of computing such amounts, we disregarded estimates of forfeitures related to service-based vesting conditions. For additional information regarding our valuation assumptions, please refer to Note 14 – “Stock-Based Compensation” to our consolidated financial statements included in our Original Filing.

(3)	For the NEOs, this column includes the following amounts:

	401(k) Company Match ($)	Term Life/Disability Insurance Payment ($)	Other ($)	Total ($)
Thomas W. Burnell	13,800	3,222	-	17,022
Christopher McCarthy	10,983	217	-	11,200

Narrative Disclosure to Summary Compensation Table

The following narrative discusses the base salaries, annual cash incentives, long-term equity incentives, and perquisites of the Company with respect to Messrs. Burnell and McCarthy.

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

Tom Burnell. For fiscal year 2024, Mr. Burnell’s annual base salary initially was at the rate of $435,625, until being increased on March 1, 2024 to $460,625.

Christopher McCarthy. For fiscal year 2024, Mr. McCarthy’s annual base salary initially was at the rate of $220,000, until being increased on February 1, 2024 to the rate of $275,000, and then again on December 1, 2024 to the rate of $325,000.

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

In 2024, Mr. McCarthy was granted 10,000 RSUs in February and 25,000 RSUs in July, both of which vested immediately on the date of grant.

Perquisites

As a matter of practice, we provide only limited perquisites to NEOs, and the value of such perquisites provided during fiscal years 2024 and 2023 are set forth in footnote 3 to the Summary Compensation Table. Otherwise, NEOs are eligible for the standard benefits and programs generally available to all of our employees.

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

Employment Agreements and Severance Arrangements

Tom Burnell

On December 1, 2020, the Company appointed Mr. Burnell as Chief Executive Officer and President and entered into an employment agreement with Mr. Burnell (the “Burnell Employment Agreement”). Under the Burnell Employment Agreement, Mr. Burnell is to receive an annual base salary of at least $425,000, a target annual bonus opportunity of up to 50% of such base salary, and certain other benefits such as housing (although no such housing benefit has been provided to Mr. Burnell to date) and participation in the benefit plans and programs maintained by the Company. Mr. Burnell’s annual base salary was increased on March 1, 2024 to $460,625.

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

Christopher McCarthy

On July 24, 2023, the Company appointed Mr. McCarthy as Chief Financial Officer and entered into an employment agreement with Mr. McCarthy (the “McCarthy Employment Agreement”). Under the McCarthy Employment Agreement, Mr. McCarthy is to receive an annual base salary of at least $220,000, a target annual bonus opportunity of up to 40% of such base salary, and participation in the benefit plans and programs maintained by the Company. Mr. McCarthy’s annual base salary was increased on February 1, 2024 to the rate of $275,000, and then again on December 1, 2024 to the rate of $325,000.

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

Confidential Information, Non-Disclosure, Non-Solicitation, Non-Compete and Rights to Intellectual Property Agreement (“Restrictive Covenants Agreement”)

Each of Messrs. McCarthy and Burnell also entered into a Restrictive Covenants Agreement with the Company that includes customary provisions regarding confidentiality and non-disclosure, customary non-competition and non-solicitation provisions that extend for up to one (1) year following termination of employment, and a customary invention assignment regarding ownership of intellectual property. The payment of any severance benefits under each executive’s employment agreement and/or severance agreement is conditioned on continued compliance with his Restrictive Covenants Agreement.

Treatment of Outstanding Equity on a Change in Control

The 2019 Equity Incentive Plan provides that in the event of a change in control, the Compensation Committee may take certain actions in its sole and absolute discretion with respect to awards granted, but there is no automatic vesting provision.

Outstanding Equity Awards as of December 31, 2024

The following table provides information concerning the number and value of unexercised stock options and RSUs for the named executive officers outstanding as of the year ended December 31, 2024:

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2024
Option Awards					Equity Incentive Plan Awards	Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Performance RSUs that have not Vested (#)	Number of Shares/RSUs that have not Vested (#)	Market Value of Shares/RSUs that have not Vested ($)(1)
Thomas W. Burnell	-	-	-		125,000	-	337,500
Christopher McCarthy	2,500	-	6.00	3/10/2031	-	-	-

(1)	The market value is based on the closing price of $2.70 per share on December 31, 2024, the last day of trading in 2024.
(2)	Consists of 125,000 performance based RSUs which will be eligible to vest on the day immediately following a 30-calendar day period in which, for each trading day of such period, a share of Common Stock has a closing per share price of at least $11.34.

Policies and Practices for Granting Certain Equity Awards

We do not schedule equity award grants in anticipation of the release of material nonpublic information, nor do we time the release of material nonpublic information based on equity grant dates.

Director Compensation for 2024

The following table presents information relating to total compensation for our non-employee directors for fiscal year 2024. Mr. Burnell, our Chief Executive Officer, does not receive compensation for his services on the Board. Information regarding the compensation of Mr. Burnell can be found above, under the heading “Narrative Disclosure to Summary Compensation Table.”

DIRECTOR COMPENSATION IN 2024
Name	Fees earned or paid in cash ($)	Option awards ($) (1)	Total ($)
Vijay Aggarwal	50,000	-	50,000
Joseph Keegan (2)	100,000	-	100,000
Fortunato Ron Rocca	40,000	-	40,000
Stephen J. Sullivan (2)	100,000	-	100,000

(1)	The aggregate number of option awards held by the non-employee directors as of December 31, 2024 are as follows: Dr. Aggarwal – 28,000; Dr. Keegan – 32,920; Mr. Rocca – 28,000; and Mr. Sullivan – 33,820.

(2)	Mr. Sullivan’s and Dr. Keegan’s fees include $50,000 for their work on a special committee.

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

Cash Compensation Policy

In 2024, each of our non-employee directors received an annual director’s fee of $40,000, payable quarterly in arrears. Additionally, any non-employee director serving as Chairperson of a Board Committee received an annual fee of $10,000 (regardless of the number of Committees chaired).

From time to time, the Board may form special committees to address discrete issues and the non-employee directors sitting on such special committees may receive additional compensation. In addition, our non-employee directors are entitled to reimbursement for travel and related expenses incurred in connection with attendance at Board and committee meetings.

Equity Compensation Policy

Commencing in 2020, each new appointee to the Board receives a grant of 28,000 stock options which vest in equal annual installments over a three-year period. Director equity compensation is reviewed on a regular basis with the assistance of compensation consultants from time to time.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of April 15, 2025, the number of shares of our Common Stock beneficially owned by: (i) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding Common Stock; (ii) each of our current directors; (iii) each of our current named executive officers; and (iv) all current directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of Common Stock owned by them and all information with respect to beneficial ownership has been furnished to us by the respective stockholder. Except as otherwise indicated, the address of the persons listed below is c/o Interpace Biosciences, Inc., Waterview Plaza, Suite 310, 2001 Route 46, Parsippany, New Jersey 07054. The percentage of beneficial ownership is based on 4,414,904 shares of Common Stock outstanding on April 15, 2025.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Shares Outstanding
5% Holders:
Ampersand 2018 Limited Partnership(2)	13,861,386	(3)	75.8%	(17)
1315 Capital II, L.P.(4)	9,405,940	(5)	68.1%	(18)
Peter H. Kamin (6)	781,956	(7)	17.7%
Executive officers and directors:
Thomas W. Burnell (8)	81,737	(11)	1.9%
Christopher McCarthy (9)	49,291	(12)	1.1%
Vijay Aggarwal (10)	28,000	(13)	*
Joseph Keegan (10)	34,677	(14)	*
Fortunato Ron Rocca (10)	28,000	(15)	*
Stephen J. Sullivan (10)	36,279	(16)	*
All executive officers and directors as a group (6 persons)	257,984	(12)(13)(14)(15)(16)	5.7%

*	Represents beneficial ownership of less than 1% of our outstanding Common Stock

(1)	Beneficial ownership and percentage ownership are determined in accordance with the rules and regulations of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we include shares underlying common stock derivatives, such as stock options and RSUs that a person has the right to acquire within 60 days of April 15, 2025. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2)	The reported address of Ampersand is One Post Office Square, Suite 2900, Boston, MA 02109.

(3)	This information is based solely on an amended Schedule 13D/A filed with the SEC on October 16, 2024 by Ampersand. Ampersand reported shared voting power and shared dispositive power of 13,861,386 shares of common stock underlying 28,000 shares of Series C Preferred Stock. Series C Preferred Stock is convertible into shares of common stock at any time and from time to time, at the option of holders. The Series C Preferred Stock is convertible into shares of common stock pursuant to the terms of the Certificate of Designation of Series C Preferred Stock.
(4)	The reported address of 1315 Capital is 2929 Walnut Street, Suite 1240, Philadelphia, PA 19104.
(5)	This information is based solely on an amended Schedule 13D/A filed with the SEC on October 16, 2024 by 1315 Capital. 1315 Capital reported shared voting power and shared dispositive power of 9,405,940 shares of common stock underlying 19,000 shares of Series C Preferred Stock. Series C Preferred Stock is convertible into shares of common stock at any time and from time to time, at the option of holders. The Series C Preferred Stock is convertible into shares of common stock pursuant to the terms of the Certificate of Designation of Series C Preferred Stock.
(6)	The reported address of Mr. Kamin is 2720 Donald Ross Road, #311, Palm Beach Gardens, FL 33410.
(7)	Includes 234,805 shares of common stock held by the Peter H. Kamin Revocable Trust dated February 2003, of which Peter H. Kamin is the sole trustee, 133,186 shares of common stock held by the Peter H. Kamin Childrens Trust dated March 1997 of which Mr. Kamin is the trustee, 44,670 shares of common stock held by 3K Limited Partnership, of which Mr. Kamin is the General Partner and 99,187 shares of common stock held by the Peter H. Kamin Family Foundation of which Mr. Kamin is the trustee. This information is based solely on a Schedule 13D/A filed with the SEC on February 1, 2022 by Mr. Kamin. Mr. Kamin reported sole voting power and sole dispositive power of 781,956 shares of common stock.
(8)	Currently serves as our President and Chief Executive Officer and as Chairman of the Board.
(9)	Currently serves as our Chief Financial Officer.
(10)	Currently serves as a member of the Board.
(11)	Includes 10,855 shares owned by Mr. Burnell’s spouse. Mr. Burnell disclaims beneficial ownership of these shares.
(12)	Includes 2,500 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2025.
(13)	Includes 28,000 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2025.
(14)	Includes 32,920 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2025.
(15)	Includes 28,000 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2025.
(16)	Includes 33,820 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2025.
(17)	Ampersand’s ownership would be 50.1%, assuming the conversion of all 47,000 outstanding shares of Series C into an aggregate of 23,267,326 shares of common stock.
(18)	1315 Capital’s ownership would be 34.0%, assuming the conversion of all 47,000 outstanding shares of Series C into an aggregate of 23,267,326 shares of common stock.

Equity Compensation Plan Information

The table below sets forth certain information with respect to all of our equity compensation plans as of December 31, 2024, and does not reflect grants, awards, exercises, terminations or expirations since that date.

Equity Compensation Plan Information
Year Ended December 31, 2024
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plan approved by security holders (2019 Equity Compensation Plan and Restated 2004 Stock Award and Incentive Plan)	481,494	$7.18	1,796,268

Equity compensation plan not approved by security holders	-	-	-
Total	481,494	$7.18	1,796,268

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We are required to disclose transactions since January 1, 2023, to which we have been a party, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2024, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or an affiliate or immediate family member thereof had or will have a direct or indirect material interest, other than employment, compensation, termination and change in control arrangements with our named executive officers. We have not entered into any such transactions since January 1, 2023.

Director Independence

The Board determined that each of the members of the current Board, except Mr. Burnell, are independent directors within the meaning of the applicable rules and regulations of the SEC and OTC Markets.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

EisnerAmper LLP (“EisnerAmper”), an independent registered public accounting firm, has served as our independent accountants since April 13, 2022. Fees for services provided by EisnerAmper for the past two completed years ended December 31 were as follows:

PRINCIPAL ACCOUNTANT FEES AND SERVICES
	2024	2023
Audit Fees (1)	$368,550	$268,275
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$368,550	$268,275

(1)	Audit fees include the audit of our consolidated financial statements.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K/A, as previously listed on Form 10-K, filed March 31, 2025:

Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
2.2	Asset Purchase Agreement, dated August 31, 2022 by and among Interpace Biosciences, Inc., Interpace Pharma Solutions, Inc. and Flagship Biosciences, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2022.
3.1	Conformed version of Certificate of Incorporation of Interpace Biosciences, Inc., as amended most recently by the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, effective October 11, 2024, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2024.
3.2	Amended and Restated Bylaws of Interpace Biosciences, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019.
4.1	Description of Securities, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2021.
4.2	Specimen Certificate Representing the Common Stock, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (File No. 333-227728), filed with the SEC on October 5, 2018.
10.1*	Amended and Restated 2004 Stock Award and Incentive Plan, incorporated by reference to Annex A of the Company’s definitive proxy statement, filed with the SEC on August 14, 2017.
10.2*	Form of Restricted Stock Unit Agreement for Employees, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.3*	Form of Restricted Stock Unit Agreement for Directors, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.4*	Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.5*	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.

10.6*	Interpace Diagnostics Group, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.7*	Amendment to the Interpace Biosciences, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 26, 2020.
10.8*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.3 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.9*	Form of Interpace Biosciences, Inc. 2019 Equity Incentive Plan Restricted Stock Unit And Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.9 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 26, 2020.
10.10*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.11*	Interpace Diagnostics Group, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.12*	Incentive Stock Option Agreement between Interpace Diagnostics Group, Inc. and Jack E. Stover, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2016.
10.13*	Employment Agreement, dated November 23, 2020, between Thomas W. Burnell and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 25, 2020.
10.14*	Employment Agreement, dated July 24, 2023, between Christopher McCarthy and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 2, 2023.
10.15*	Form of Indemnification Agreement by and between Interpace Diagnostics Group, Inc. and its directors and executive officers, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2016.
10.16*	Form of Indemnification Agreement by and between Interpace Biosciences, Inc. and Indemnitee, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020.
10.17*	Agreement, dated January 21, 2022, between Dr. Vijay Aggarwal and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2022.
10.18	License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.19	CPRIT License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.20	Supply Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.21	Guaranty, dated August 13, 2014 by the Company in favor of Asuragen, Inc., incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.22	Lease Agreement, dated March 31, 2017, by and between Saddle Lane Realty, LLC and the Company, incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-1 (333-218140), as amended on June 13, 2017.
10.23	First Amendment, dated September 26, 2017, by and between Saddle Lane Realty, LLC and Interpace Diagnostics Corporation, incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.

10.24	Amendment No. 2 to Lease, dated March 15, 2018, between Saddle Lane Realty, LLC and Interpace Diagnostics Corporation, incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 23, 2018.
10.25	Fourth Lease Amendment (the “Amendment”) by and between Interpace Biosciences, Inc. and Saddle Lane Realty, LLC, dated as of October 31, 2022, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022.
10.26	Loan and Security Agreement by and between BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 29, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.
10.27	Second Amendment to Loan and Security Agreement by and between BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 24, 2023, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2023.
10.28*	Amendment to the Interpace Biosciences, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2022.
10.29*	Amendment to the Interpace Biosciences, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2022.
10.30	Third Amendment to Loan and Security Agreement by and between BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated March 29, 2024, incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024.
10.31	Series C Preferred Stock Exchange Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2024.
10.32	Amended and Restated Investor Rights Agreement, dated as of October 10, 2024, by and among Interpace Biosciences, Inc., 1315 Capital II, L.P. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2024.
10.33	Termination of Support Agreement, dated October 14, 2024, by and between 1315 Capital II, L.P. and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2024.
10.34	Fourth Amendment to Loan and Security Agreement with BroadOak Fund V, L.P., dated January 17, 2025, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2025.
19.1	Insider Trading Policy, incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025.
21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
23.1	Consent of EisnerAmper, LLP, incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 31.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 31.2 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025.
31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*	Denotes compensatory plan, compensation arrangement or management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPACE BIOSCIENCES, INC.

Date:	April 28, 2025	/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer

