Form 10-Q
period 2025-03-31
INTERPACE BIOSCIENCES, INC.
filed 2025-05-08
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding May 2, 2025
Common Stock, par value $0.01 per share	4,423,093

INTERPACE BIOSCIENCES, INC.

FORM 10-Q FOR PERIOD ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,196	$1,461
Accounts receivable	8,768	8,544
Other current assets	1,690	1,768
Total current assets	11,654	11,773
Property and equipment, net	1,277	1,361
Operating lease right of use assets	1,518	1,613
Other long-term assets	45	45
Total assets	$14,494	$14,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,733	$1,659
Accrued salary and bonus	1,824	2,207
Other accrued expenses	1,696	1,799
Note payable at fair value	2,765	4,290
Current liabilities of discontinued operations	660	660
Total current liabilities	8,678	10,615
Operating lease liabilities, net of current portion	1,080	1,183
Other long-term liabilities	5,318	5,211
Total liabilities	15,076	17,009

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 shares Series C issued and outstanding, respectively	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 4,560,999 and 4,539,663 shares issued, respectively; 4,423,093 and 4,409,323 shares outstanding, respectively	407	406
Additional paid-in capital	234,813	234,811
Accumulated deficit	(233,733)	(235,380)
Treasury stock, at cost (137,906 and 130,340 shares, respectively)	(2,069)	(2,054)
Total stockholders’ deficit	(582)	(2,217)
Total liabilities and stockholders’ deficit	$14,494	$14,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	For The Three Months
	Ended March 31,
	2025	2024

Revenue, net	$11,515	$10,178
Cost of revenue	4,145	3,867
Gross profit	7,370	6,311
Operating expenses:
Sales and marketing	2,814	2,821
Research and development	177	137
General and administrative	2,550	2,239
Total operating expenses	5,541	5,197

Operating income from continuing operations	1,829	1,114
Interest accretion expense	-	(19)
Note payable interest	(78)	(197)
Other income (expense), net	21	(82)
Income from continuing operations before tax	1,772	816
Provision for income taxes	18	4
Income from continuing operations	1,754	812

Loss from discontinued operations, net of tax	(107)	(104)

Net income	$1,647	$708

Basic income (loss) per share of common stock:
From continuing operations	$0.40	$0.19
From discontinued operations	(0.03)	(0.02)
Net income (loss) per basic share of common stock	$0.37	$0.16

Diluted income (loss) per share of common stock:
From continuing operations	$0.06	$0.19
From discontinued operations	(0.00)	(0.02)
Net income (loss) per diluted share of common stock	$0.06	$0.16

Weighted average number of common shares and common share equivalents outstanding:

Basic	4,420	4,370
Diluted	27,704	4,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited, in thousands)

	Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance -December 31, 2023	4,447,489	$405	96,044	$(2,008)	$188,146	$(242,082)	$(55,539)

Issuance of common stock	39,668	1	-	-	(1)	-	-
Treasury stock purchased	-	-	14,715	(16)	-	-	(16)
Stock-based compensation expense	-	-	-	-	79	-	79
Net income	-	-	-	-	-	708	708
Balance -March 31, 2024	4,487,157	$406	110,759	$(2,024)	$188,224	$(241,374)	$(54,768)

Balance -December 31, 2024	4,539,663	$406	130,340	$(2,054)	$234,811	$(235,380)	$(2,217)

Issuance of common stock	21,336	1	-	-	-	-	1
Treasury stock purchased	-	-	7,566	(15)	-	-	(15)
Series C issuance costs	-	-	-	-	(13)	-	(13)
Stock-based compensation expense	-	-	-	-	15	-	15
Net income	-	-	-	-	-	1,647	1,647
Balance -March 31, 2025	4,560,999	$407	137,906	$(2,069)	$234,813	$(233,733)	$(582)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For The Three Months Ended March 31,
	2025	2024

Cash Flows From Operating Activities
Net income	$1,647	$708
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	95	52
Interest accretion expense	-	19
Amortization of deferred financing fees	11	-
Stock-based compensation	15	79
Bad debt expense reversal	-	(100)
Credit loss expense	-	26
Change in fair value of note payable	(25)	98
Amortization on operating lease right of use asset	95	108
Other changes in operating assets and liabilities:
Accounts receivable	(224)	46
Other current assets	67	343
Accounts payable	61	(176)
Accrued salaries and bonus	(398)	(1,091)
Other accrued expenses	(113)	(159)
Operating lease liabilities	(103)	(115)
Long-term liabilities	107	104
Net cash provided by (used in) operating activities	1,235	(58)

Cash Flows From Investing Activity
Purchase of property and equipment	-	(28)
Net cash used in investing activities	-	(28)

Cash Flows From Financing Activities
Payments made on note payable	(1,500)	(600)
Net cash used in financing activities	(1,500)	(600)

Net decrease in cash and cash equivalents	(265)	(686)
Cash and cash equivalents from continuing operations– beginning	1,461	3,498
Cash and cash equivalents from discontinued operations– beginning	-	-
Cash and cash equivalents – beginning	$1,461	$3,498
Cash and cash equivalents from continuing operations– ending	$1,196	$2,812
Cash and cash equivalents from discontinued operations– ending	-	-
Cash and cash equivalents – ending	$1,196	$2,812

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes (the “Interim Financial Statements”) should be read in conjunction with the consolidated financial statements of the Company and its wholly-owned subsidiaries (Interpace Diagnostics Lab Inc., Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC), and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities & Exchange Commission (“SEC”) on March 31, 2025 and as amended on April 28, 2025.

The Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, InServe Support Solutions; and TVG, Inc., its Commercial Services business unit, which was sold on December 22, 2015 and its Interpace Pharma Solutions business which was sold on August 31, 2022. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

3. LIQUIDITY

In October 2021, the Company entered into an $8.0 million term loan with BroadOak Fund V, L.P. (“BroadOak”) (the “Term Loan”), the proceeds of which were used to repay in full at their maturity the existing secured promissory notes with Ampersand Capital Partners (“Ampersand”) and 1315 Capital II, L.P (“1315 Capital”). In May 2022, the Company entered into a Subordinated Convertible Promissory Note agreement with BroadOak for an additional $2.0 million (the “Convertible Note”), which was converted into a subordinated term loan and was added to the outstanding Term Loan balance. The Term Loan has been subsequently amended. See Note 13, Notes Payable, for more details.

Further, along with many laboratories, the Company will be negatively impacted by Local Coverage Determination (“LCD”) L39365, which was finalized on April 24, 2025 by our local Medicare Administrative Contractor, Novitas. This LCD, which governs “Genetic Testing for Oncology,” resulted in the loss of Medicare coverage for one of our molecular tests, PancraGEN®. On June 5, 2023, the Company announced that Novitas issued the final LCD of Genetic Testing for Oncology (L39365) which, if finalized, would have established non-coverage for the Company’s widely used PancraGEN® test effective July 17, 2023. On July 6, 2023, Novitas announced that it would not be implementing the final Genetic Testing for Oncology LCD (L39365) as scheduled on July 17, 2023. Novitas then issued a new virtually identical proposed LCD affecting the same companies and tests and reaching the same conclusions as noted in the previously rescinded LCD on July 27, 2023. In response, the Company participated in a public meeting presentation and submitted detailed written comments supporting the use of PancraGEN®. On July 29, 2024, the Company announced that the Center for Medicare and Medicaid Services (“CMS”) granted Novitas an undefined extension to the final decision for the LCD. As a result, the Company was able to continue offering PancraGEN® and the related Point2® fluid chemistry tests for amylase, CEA, and glucose for all of 2024.

On January 9, 2025, the Company announced the new LCD established non-coverage for its PancraGEN® test, and that it would stop offering the test and would not accept specimens for first-line fluid chemistry and PancraGEN® testing after February 7, 2025. As a result of the established non-coverage for PancraGEN®, the Company announced, in January 2025, that its board of directors had approved a restructuring and cost-savings plan to reduce operating costs and better align its workforce with the loss of PancraGEN® (the “Restructuring Plan”).

On January 27, 2025, the Company announced that CMS had directed its Medicare Administrative Contractors, Novitas and First Coast Service Options, Inc., to delay implementation of the Genetic Testing for Oncology LCD (L39365), from February 23, 2025 until April 24, 2025. On April, 24, 2025, the Company announced that the LCD would take effect immediately and that specimens for first-line fluid chemistry and PancraGEN® testing will not be accepted by the Company after May 2, 2025. On April 25, 2025, the Company announced implementation of its previously approved Restructuring Plan. The Company expects the implementation of the Restructuring Plan to be substantially completed by the end of the second quarter of 2025.

Under the Restructuring Plan, the Company is reducing its workforce and impacted employees will be eligible to receive severance benefits. The Company expects to incur severance costs in the range of $0.5 million to $0.6 million to be recorded primarily in the second quarter of 2025 which is in addition to the $0.2 million recorded in the first quarter of 2025.

For the three months ended March 31, 2025, the Company had operating income from continuing operations of $1.8 million. As of March 31, 2025, the Company had cash and cash equivalents of $1.2 million, total current assets of $11.7 million and current liabilities of $8.7 million. As of May 2, 2025, the Company had approximately $1.6 million of cash and cash equivalents.

The Company intends to meet its ongoing capital needs by using its available cash, as well as through targeted margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options and other strategic alternatives.

The Company continues to explore various strategic alternatives, dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources in order to provide additional liquidity. With the delisting of its common stock, par value $0.01 per share (“Common Stock”), from Nasdaq in February 2021, the Company’s ability to raise additional capital on terms acceptable to it has been adversely impacted. There can be no assurance that the Company will be successful in obtaining such funding on terms acceptable to it.

With the Company’s continued improvement in operating performance, as of the date of this filing, even with the loss of reimbursement coverage of PancraGEN®, the Company anticipates that current cash and cash equivalents and forecasted cash receipts will be sufficient to meet its anticipated cash requirements through the next twelve months from the date of the filing of this report.

4. DISCONTINUED OPERATIONS

Liabilities classified as discontinued operations as of both March 31, 2025 and December 31, 2024 consists of accrued expenses which are liabilities related to the former Commercial Services business unit.

The table below presents the significant components of its former discontinued operations results included within loss from discontinued operations, net of tax in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024.

	For The Three Months Ended
	March 31,
	2025	2024

Loss from discontinued operations	$-	$-
Income tax expense	107	104
Loss from discontinued operations, net of tax	$(107)	$(104)

There was no cash flow activity from discontinued operations for the three months ended March 31, 2025 or March 31, 2024. There was no depreciation and amortization expense from discontinued operations for either the three months ended March 31, 2025 or March 31, 2024.

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

We regularly review the ultimate amounts received from the third-party and direct-bill payers and related estimated reimbursement rates and adjust the net realizable values (“NRVs”) and related contractual allowances accordingly. If actual collections and related NRVs vary significantly from our estimates, we will adjust the estimates of contractual allowances, which affects net revenue in the period such variances become known.

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

Other Current Assets

Other current assets consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Lab supplies	$1,209	$1,211
Prepaid expenses	397	535
Other	84	22
Total other current assets	$1,690	$1,768

Basic and Diluted Net Income (Loss) per Share

A reconciliation of the number of shares of Common Stock, par value $0.01 per share, used in the calculation of basic and diluted income (loss) per share for the three- month periods ended March 31, 2025 and 2024 is as follows:

	Three Months Ended
	March 31,
	2025	2024

Basic weighted average number of common shares	4,420	4,370
Potential dilutive effect of stock-based awards	17	14
Dilutive effect of preferred stock	23,267	-
Diluted weighted average number of common shares	27,704	4,384

For the three- month periods ended March 31, 2025 and 2024, and the following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on income (loss) per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Three Months Ended
	March 31,
	2025	2024
Options	277	288
Restricted stock units (RSUs)	158	207
	435	495

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

	As of March 31, 2025		Fair Value Measurements
		Fair	As of March 31, 2025
	Amount	Value	Level 1	Level 2	Level 3

Liabilities:
Note payable:
Term Loan	2,900	2,765	-	-	2,765
	$2,900	$2,765	$-	$-	$2,765

	As of December 31, 2024		Fair Value Measurements
	Carrying	Fair	As of December 31, 2024
	Amount	Value	Level 1	Level 2	Level 3
Liabilities:
Note payable:
Term Loan	$4,400	$4,290	$-	$-	$4,290
	$4,400	$4,290	$-	$-	$4,290

In connection with the Term Loan, the Company records the loan at fair value. The fair value of the loan is determined by a probability-weighted approach regarding the loan’s change in control feature. See Note 13, Notes Payable, for more details. The fair value measurement is based on the estimated probability of a change in control and thus represents a Level 3 measurement.

A roll forward of the carrying value of the Term Loan to March 31, 2025 is as follows:

				Adjustment to Fair Value/
	December 31, 2024	Payments	Accretion/Interest Accrued	Mark to Market	March 31, 2025

Term Loan	$4,290	$(1,500)	$-	$(25)	$2,765

	$4,290	$(1,500)	$-	$(25)	$2,765

Certain of the Company’s non-financial assets, such as other intangible assets, are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

7. LEASES

The table below presents the lease-related assets and liabilities recorded in the Condensed Consolidated Balance Sheet:

	Classification on the Balance Sheet	March 31, 2025	December 31, 2024

Assets
Operating lease assets	Operating lease right of use assets	1,518	1,613
Total lease assets		$1,518	$1,613

Liabilities
Current
Operating lease liabilities	Other accrued expenses	394	383
Total current lease liabilities		$394	$383
Noncurrent
Operating lease liabilities	Operating lease liabilities, net of current portion	1,080	1,183
Total long-term lease liabilities		1,080	1,183
Total lease liabilities		$1,474	$1,566

The weighted average remaining lease term for the Company’s operating leases was 3.25 years as of March 31, 2025 and the weighted average discount rate for those leases was 12.0%. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.”

The table below reconciles the cash flows to the lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2025:

Operating Leases
2025 - remaining nine months	$412
2026	550
2027	550
2028	275
Total minimum lease payments	1,787
Less: amount of lease payments representing effects of discounting	313
Present value of future minimum lease payments	1,474
Less: current obligations under leases	394
Long-term lease obligations	$1,080

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

9. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Operating lease liability	394	383
Accrued sales and marketing	28	22
Accrued lab costs	101	173
Accrued professional fees	379	458
Taxes payable	290	262
All others	504	501
Total other accrued expenses	$1,696	$1,799

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

There were no stock option awards issued in the three months ended March 31, 2025 and March 31, 2024.

The Company recognized approximately $15,000 and $0.1 million of stock-based compensation expense within continuing operations during the three-month periods ended March 31, 2025 and 2024, respectively. The following table has a breakout of stock-based compensation expense from continuing operations by line item.

	Three Months Ended
	March 31,
	2025	2024

Cost of revenue	$-	$3
Sales and marketing	9	30
General and administrative	6	46
Total stock compensation expense	$15	$79

11. INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on income from continuing operations and the effective tax rate for the three- month periods ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024

Provision for income tax	$18	$4
Effective income tax rate	1.0%	0.5%

Income tax expense for the three months ended March 31, 2025 was primarily due to state and federal income taxes. Income tax expense for the three months ended March 31, 2024 was primarily due to Texas franchise taxes.

Other long-term liabilities consisted of uncertain tax positions as of March 31, 2025 and December 31, 2024.

12. SEGMENTS

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

The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. All the Company’s long-lived assets are located in the United States. The accounting policies of the segment are the same as those described in Note 1, Nature of Business and Significant Accounting Policies included in our Annual Report on Form 10-K.

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	For The Three Months
	Ended March 31,
	2025	2024

Revenue, net:	$11,515	$10,178
Less:
Cost of revenue:
Fixed	1,690	1,580
Variable	2,455	2,287
Operating and other expenses:
Sales and marketing	2,814	2,821
Research and development	177	137
General and administrative	2,550	2,239
Interest & other expense, net	57	298
Provision for income taxes	18	4
Segment net income	1,754	812
Reconciliation of profit or loss:
Loss on discontinued operations	(107)	(104)
Consolidated net income	$1,647	$708

Adjusted EBITDA, a non-GAAP financial measure, is a metric used by the CODM to measure cash flow of the ongoing business. Adjusted EBITDA is defined as income or loss from continuing operations, plus depreciation and amortization, non-cash stock-based compensation, severance expense, interest and taxes, and other non-cash expenses including change in fair value of notes payable. The table below includes a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure.

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2025	2024
Income from continuing operations (GAAP Basis)	$1,754	$812
Depreciation and amortization	95	52
Stock-based compensation	15	79
Severance expense	168	-
Taxes expense	18	4
Interest accretion expense	-	19
Note payable interest	78	197
Interest income	(7)	(16)
Change in fair value of note payable	(25)	98
Adjusted EBITDA	$2,096	$1,245

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

The Fourth Amendment was treated as a debt modification which is accounted for prospectively. Since the Term Loan is carried at fair value under the fair value option, the Fourth Amendment did not result in any extinguishment gain or loss upon amendment, and the impact of the revised terms was incorporated into the Company’s first quarter 2025 fair value calculation.

The balance of the loan outstanding at March 31, 2025 was $2.9 million.

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosures of Non-Cash Activities

(in thousands)

	Three Months Ended
	March 31,
	2025	2024

Taxes accrued for repurchase of restricted shares	$15	$16
Accrued capital expenditures	11	164
Accrued Series C issuance costs	13	-

15. PREFERRED STOCK

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

Conversion

The Certificate of Designation provides that from and after the issuance date and subject to the terms of the Certificate of Designation, each share of Series C Preferred Stock is convertible, at any time and from time to time, at the option of the holder into a number of shares of Common Stock equal to the product of the Series C Conversion Ratio (the “Series C Conversion Ratio”) and the number of shares of Series C Preferred Stock to be converted. The Series C Conversion Ratio is calculated by dividing the stated value of $1,000 per share of Series C Preferred Stock by the Series C Conversion Price (as defined in the Certificate of Designation). The Series C Conversion Ratio is subject to adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization which results in the adjustment of the Series C Conversion Price.

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

As of both March 31, 2025 and December 31, 2024, there were 47,000 shares of Series C Preferred Stock issued and outstanding.

16. RECENT ACCOUNTING STANDARDS

Accounting Pronouncements Pending

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its financial statements but does not expect it to be material.

17. SUBSEQUENT EVENTS

On April 24, 2025, the Company announced that the Genetic Testing for Oncology (L39365) LCD issued by the Medicare Administrative Contractor Novitas Solutions will go into effect, ending reimbursement for the Company’s PancraGEN® test, and that specimens for first-line fluid chemistry and PancraGEN® testing will not be accepted by the Company after May 2, 2025. The Centers for Medicare & Medicaid Services (CMS) delayed implementation by 60 days earlier in the year and confirmed finalization of the LCD on April 24, 2025.

On January 14, 2025, our board of directors approved a Restructuring Plan and cost-savings to reduce and better align its workforce with the anticipated loss of PancraGEN® coverage by CMS which occurred on April 24, 2025. Under the Restructuring Plan, the Company is reducing its workforce and impacted employees will be eligible to receive severance benefits. The Company expects to incur severance costs in the range of $0.5 million to $0.6 million to be recorded primarily in the second quarter of 2025 which is in addition to the $0.2 million previously recorded in the first quarter of 2025.

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	our expectations of future revenues, expenditures, capital or other funding requirements;

●	our reliance on Medicare reimbursement for our clinical services and our being able to successfully restructure ourselves and maintain profitability as a result of the decision of the Center for Medicare and Medicaid Services to cease reimbursement coverage of our PancraGEN® test on April 24, 2025 which resulted in specimens for first-line fluid chemistry and PancraGEN® testing not being accepted by the Company after May 2, 2025;

●	our secured lender has the right to foreclose on substantially all of our assets if we are unable to timely repay our outstanding obligations;

●	our dependence on sales and reimbursements from our clinical services for all of our revenue;

●	our ability to continue to generate sufficient revenue from our clinical service products and other products and/or solutions that we develop in the future is important for our ability to meet our financial and other targets;

●	our ability to finance our business on acceptable terms in the future, which may limit the ability to grow our business, develop and commercialize products and services, develop and commercialize new molecular clinical service solutions and technologies;

●	our dependence on third parties for the supply of some of the materials used in our clinical services tests;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (“LDTs”), pricing of our tests and services and patient access limitations;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our being subject to the controlling interests of our two private equity investors who control, on an as-converted basis, as of May 2, 2025, an aggregate of 84.1% of our outstanding shares of Common Stock through their holdings of our Series C Preferred Stock, and this concentration of ownership may have a substantial influence on our decisions;

●	the delisting of our Common Stock from Nasdaq has adversely affected and may continue to adversely affect our Common Stock and business and financial condition;

●	our ability to remediate the material weakness identified in our internal control over financial reporting as of March 31, 2025;

●	our determination to restate prior period consolidated financial statements and its impact on investor confidence and reputational issues;

●	any impacts from current global, economic, sovereign and political conditions and uncertainties, including the effects of, and uncertainty regarding, new or proposed tariff or trade regulations;

●	our ability to implement our business strategy; and

●	the potential impact of existing and future contingent liabilities on our financial condition.

Please see Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 31, 2025, and as amended on April 28, 2025, as well as other documents we file with the SEC from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Impact of Our Reliance on CMS and Novitas

Along with many laboratories, we will be negatively impacted by LCD DL39365, which was finalized on April 24, 2025 by our local Medicare Administrative Contractor, Novitas. This LCD, which governs “Genetic Testing for Oncology,” resulted in the loss of existing Medicare coverage for one of our molecular tests, PancraGEN®. On June 5, 2023 we announced that Novitas issued the final LCD of Genetic Testing for Oncology (L39365) which, if finalized, would have established non-coverage for the Company’s widely used PancraGEN® test effective July 17, 2023. On July 6, 2023, Novitas announced that it would not be implementing the final Genetic Testing for Oncology LCD (L39365) as scheduled on July 17, 2023. Novitas then issued a new virtually identical proposed LCD affecting the same companies and tests and reaching the same conclusions as noted in the previously rescinded LCD on July 27, 2023. In response, the Company participated in a public meeting presentation and submitted detailed written comments supporting the use of PancraGEN®. On July 29, 2024, we announced that CMS granted Novitas an undefined extension to the final decision for the LCD. As a result, we were able to continue offering PancraGEN® and the related Point2® fluid chemistry tests for amylase, CEA, and glucose for all of 2024.

On January 9, 2025, the Company announced the new LCD established non-coverage for its PancraGEN® test, and that it would stop offering the test and would not accept specimens for first-line fluid chemistry and PancraGEN® testing after February 7, 2025. As a result of the established non-coverage for PancraGEN®, the Company announced that its board of directors had approved a restructuring and cost-savings plan to reduce operating costs and better align its workforce with the loss of PancraGEN®. For more information, please see Restructuring below.

On January 27, 2025, the Company announced that CMS had directed its Medicare Administrative Contractors, Novitas and First Coast Service Options, Inc., to delay implementation of the Genetic Testing for Oncology LCD (L39365), from February 23, 2025 until April 24, 2025. On April 24, 2025, the Company announced that the LCD would take effect immediately. Because PancraGEN® is primarily ordered for Medicare patients, the decision to end reimbursement coverage means that the Company will not be able to continue offering this test. Specimens for first-line fluid chemistry and PancraGEN® testing were not accepted by the Company after May 2, 2025. As a result of the loss of PancraGEN®, the Company will begin implementing the Restructuring Plan and expects to incur restructuring and related costs in the range of $0.5 million to $0.6 million to be recorded primarily in the second quarter of 2025 which is in addition to the $0.2 million previously recorded in the first quarter of 2025.

Restructuring

As discussed above in “Impact of Our Reliance on CMS and Novitas,” on January 14, 2025, our board of directors approved a Restructuring Plan and cost-savings to reduce and better align its workforce with the anticipated loss of PancraGEN® coverage by CMS.

Under the Restructuring Plan, the Company would reduce its workforce and impacted employees would be eligible to receive severance benefits. The Company expects to incur severance costs in the range of $0.5 million to $0.6 million to be recorded primarily in the second quarter of 2025 which is in addition to the $0.2 million recorded in the first quarter of 2025.

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

We currently have three commercialized molecular diagnostic tests in the marketplace: ThyGeNEXT®, an expanded oncogenic mutation panel that helps “rule-in” and “rule-out” malignancy in thyroid nodules; ThyraMIR®v2, used in combination with ThyGeNEXT®, which further stratifies thyroid nodules for malignancy risk utilizing a proprietary microRNA gene expression classifier; and RespriDx® a genomic test that also utilizes our PathFinderTG® platform, to help physicians differentiate metastatic or recurrent lung cancer from the presence of newly formed primary lung cancer.

Revenue Recognition

Clinical services derive revenues from the performance of proprietary assays or tests. Our performance obligation is fulfilled upon completion, review and release of test results to the customer, at which time we bill third-party payers or direct-bill payers for the tests performed. Under Accounting Standards Codification 606, revenue is recognized based upon the estimated transaction price or NRV, which is determined based on historical collection rates by each payer category for each proprietary test offered. To the extent that the transaction price includes variable consideration, for all third party and direct-bill payers and proprietary tests, we estimate the amount of variable consideration that should be included in the transaction price using the expected value method based on historical experience.

The ultimate amounts received from the third-party and direct-bill payers and related estimated reimbursement rates are regularly reviewed and we adjust the NRVs and related contractual allowances accordingly. If actual collections and related NRVs vary significantly from our estimates, we adjust the estimates of contractual allowances, which affects net revenue in the period such variances become known.

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

Consolidated Results of Continuing Operations for the Quarter Ended March 31, 2025 Compared to the Quarter Ended March 31, 2024 (in thousands)

	Three Months Ended March 31,
	2025	2025	2024	2024
		% to		% to
		revenue		revenue

Revenue, net	$11,515	100.0%	$10,178	100.0%
Cost of revenue	4,145	36.0%	3,867	38.0%
Gross profit	7,370	64.0%	6,311	62.0%
Operating expenses:
Sales and marketing	2,814	24.4%	2,821	27.7%
Research and development	177	1.5%	137	1.3%
General and administrative	2,550	22.1%	2,239	22.0%
Total operating expenses	5,541	48.1%	5,197	51.1%

Operating income	1,829	15.9%	1,114	10.9%
Interest accretion expense	-	0.0%	(19)	-0.2%
Note payable interest	(78)	-0.7%	(197)	-1.9%
Other income (expense), net	21	0.2%	(82)	-0.8%
Income from continuing operations before tax	1,772	15.4%	816	8.0%
Provision for income taxes	18	0.2%	4	0.0%
Income from continuing operations	1,754	15.2%	812	8.0%

Loss from discontinued operations, net of tax	(107)	-0.9%	(104)	-1.0%

Net income	$1,647	14.3%	$708	7.0%

Revenue, net

Revenue, net for the three months ended March 31, 2025 increased by $1.3 million, or 13%, to $11.5 million, compared to $10.2 million for the three months ended March 31, 2024. The increase was driven by increased test volumes as compared to the prior year.

Cost of revenue

Cost of revenue for the three months ended March 31, 2025 was $4.1 million, as compared to $3.9 million for the three months ended March 31, 2024. The increase was primarily due to an increase in lab supplies related to test volume increases. As a percentage of revenue, cost of revenue was approximately 36% for the three months ended March 31, 2025 and 38% for the three months ended March 31, 2024.

Gross profit

Gross profit was approximately $7.4 million for the three months ended March 31, 2025 and $6.3 million for the three months ended March 31, 2024. The gross profit percentage was approximately 64% for the three months ended March 31, 2025 and 62% for the three months ended March 31, 2024.

Sales and marketing expense

Sales and marketing expense was approximately $2.8 million for both the three months ended March 31, 2025 and March 31, 2024, respectively.

Research and development

Research and development expense was approximately $0.2 million for the three months ended March 31, 2025 and $0.1 million for the three months ended March 31, 2024.

General and administrative

General and administrative expense was approximately $2.6 million for the three months ended March 31, 2025 and $2.2 million for the three months ended March 31, 2024. The increase can be primarily attributed to an increase in employee costs in the first quarter of 2025.

Operating income

Operating income from continuing operations was $1.8 million for the three months ended March 31, 2025 and $1.1 million for the three months ended March 31, 2024. The increase in operating income for the three months ended March 31, 2025 can be primarily attributed to the increase in revenue and gross profit discussed above.

Note payable interest expense

Note payable interest expense was $0.1 million for the three months ended March 31, 2025 and $0.2 million for the three months ended March 31, 2024. The interest expense was from the Term Loan.

Provision for income taxes

Income tax expense was approximately $18,000 for the three months ended March 31, 2025 and $4,000 for the three months ended March 31, 2024.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.1 million for both the three months ended March 31, 2025 and March 31, 2024.

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

In this Quarterly Report on Form 10-Q, we discuss Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA is a metric used by management to measure cash flow of the ongoing business. Adjusted EBITDA is defined as income or loss from continuing operations, plus depreciation and amortization, non-cash stock-based compensation, severance expense, interest and taxes, and other non-cash expenses including change in fair value of notes payable. The table below includes a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure.

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2025	2024
Income from continuing operations (GAAP Basis)	$1,754	$812
Depreciation and amortization	95	52
Stock-based compensation	15	79
Severance expense	168	-
Taxes expense	18	4
Interest accretion expense	-	19
Note payable interest	78	197
Interest income	(7)	(16)
Change in fair value of note payable	(25)	98
Adjusted EBITDA	$2,096	$1,245

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

The Term Loan contains affirmative and negative restrictive covenants, including restrictions on certain mergers, acquisitions, investments and encumbrances which could adversely affect our ability to conduct our business. The Term Loan also contains customary events of default. The balance of the loan at March 31, 2025 was $2.9 million.

For the three months ended March 31, 2025, we had operating income from continuing operations of $1.8 million. As of the three months ended March 31, 2025, we had cash and cash equivalents of $1.2 million, total current assets of $11.7 million and current liabilities of $8.7 million. As of May 2, 2025, we had approximately $1.6 million of cash and cash equivalents.

During the three months ended March 31, 2025, net cash provided by operating activities was $1.2 million. The main component of cash provided by operating activities was our net income of $1.6 million. During the three months ended March 31, 2024, net cash used in operating activities was $0.1 million. The main component of cash used in operating activities was our decrease in accrued salaries and bonus of $1.1 million.

For the three months ended March 31, 2025, cash used in investing activities was zero. For the three months ended March 31, 2024, cash used in investing activities was primarily related to the purchase of lab equipment.

For the three months ended March 31, 2025, cash used in financing activities was $1.5 million, which were payments made on the Term Loan. For the three months ended March 31, 2024, cash used in financing activities was $0.6 million, which were payments made on the Term Loan.

We generated positive cash flows from operations for the three months ending March 31, 2025. We intend to meet our ongoing capital needs by using our available cash as well as through targeted margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options and other strategic alternatives.

The Company continues to explore various strategic alternatives, dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources in order to provide additional liquidity. With the delisting of the Common Stock from Nasdaq in February 2021, our ability to raise additional capital on terms acceptable to the Company has been adversely impacted. There can be no assurance that the Company will be successful in obtaining such funding on terms acceptable to the Company. The Company may seek an uplisting of its Common Stock to Nasdaq, but no assurances can be given that a Nasdaq listing will be achieved.

Further, along with many laboratories, we will be negatively impacted by the LCD L39365, which was finalized on April 24, 2025 by our local Medicare Administrative Contractor, Novitas. This LCD, which governs “Genetic Testing for Oncology,” resulted in the loss of existing Medicare coverage for one of our molecular tests, PancraGEN®. On June 5, 2023 we announced that Novitas issued the final LCD of Genetic Testing for Oncology (L39365) which, if finalized, would have established non-coverage for the Company’s widely used PancraGEN® test effective July 17, 2023. On July 6, 2023, Novitas announced that it would not be implementing the final Genetic Testing for Oncology LCD (L39365) as scheduled on July 17, 2023. Novitas then issued a new virtually identical proposed LCD affecting the same companies and tests and reaching the same conclusions as noted in the previously rescinded LCD on July 27, 2023. In response, the Company participated in a public meeting presentation and submitted detailed written comments supporting the use of PancraGEN®. On July 29, 2024, the Company announced that CMS granted Novitas an undefined extension to the final decision for the LCD. As a result, we were able to continue offering PancraGEN® and the related Point2® fluid chemistry tests for amylase, CEA, and glucose for all of 2024.

On January 9, 2025, we announced that the new LCD established non-coverage for the Company’s PancraGEN® test, and that we would stop offering the test and would not accept specimens for first-line fluid chemistry and PancraGEN® testing after February 7, 2025. As a result of the established non-coverage for PancraGEN®, we announced, in January 2025, that our board of directors had approved the Restructuring Plan to reduce operating costs and better align our workforce with the loss of PancraGEN®. See “Restructuring.”

On January 27, 2025, the Company announced that CMS had directed its Medicare Administrative Contractors, Novitas and First Coast Service Options, Inc., to delay implementation of the Genetic Testing for Oncology LCD (L39365), from February 23, 2025 until April 24, 2025. On April 24, 2025, the Company announced that the LCD would take effect immediately and that specimens for first-line fluid chemistry and PancraGEN® testing will not be accepted by the Company after May 2, 2025. On April 25, 2025, the Company announced implementation of its previously approved Restructuring Plan. The Company expects the implementation of the Restructuring Plan to be substantially completed by the end of the second quarter of 2025. The Company expects to incur restructuring and related costs in the range of $0.5 million to $0.6 million to be recorded primarily in the second quarter of 2025 which is in addition to the $0.2 million recorded in the first quarter of 2025.

With the Company’s continued improvement in operating performance, as of the date of this filing, even with the loss of reimbursement coverage of PancraGEN®, the Company anticipates that current cash and cash equivalents and forecasted cash receipts will be sufficient to meet its anticipated cash requirements through the next twelve months from the date of the filing of this report.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. However, inflation and supply chain disruptions, whether caused by tariffs, restrictions or slowdowns in shipping or logistics, increases in demand for certain goods used in our operations, or otherwise, could impact our operations in the near term.

Critical Accounting Estimates

See Note 5, Summary of Significant Accounting Policies and Note 16, Recent Accounting Standards to the Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding newly adopted and recent accounting pronouncements. See also Note 1, Nature of Business and Significant Accounting Policies to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended, for a discussion of our critical accounting policies. There have been no material changes to such critical accounting policies. We believe our most critical accounting policies include accounting for revenue recognition, leases, income taxes and stock-based compensation expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on management’s evaluation of the Company’s disclosure controls and procedures, the principal executive officer and principal financial officer of the Company have identified a material weakness in the Company’s internal control over financial reporting in the quarterly period ended December 31, 2024 related to the accruing of royalty expense and the understanding of the complex agreements associated with the royalties, and have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025 as a result of such material weakness in the Company’s internal control over financial reporting.

The Company has adopted a remediation plan, pursuant to which the Company is amending its internal controls to mitigate the material weakness which was identified by management, including holding quarterly meetings between the accounting department and lab management to discuss any agreements that may have been entered into during that quarter. The Company believes implementation of these processes and appropriate testing of their effectiveness will remediate the material weakness in the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K of the Company filed with the SEC on March 31, 2025, as amended, and as updated and supplemented below and in subsequent filings. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Conformed version of Certificate of Incorporation of Interpace Biosciences, Inc., as amended most recently by the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, effective October 11, 2024, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2024.

3.2	Amended and Restated Bylaws of Interpace Biosciences, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019.

10.1	Fourth Amendment to Loan and Security Agreement with BroadOak Fund V, L.P., dated January 17, 2025, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2025.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

*	Filed Herewith.

+	Exhibits 32.1 and 32.2 are being furnished herewith and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference to any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2025	Interpace Biosciences, Inc.
(Registrant)

/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	/s/ Christopher McCarthy
Christopher McCarthy Chief Financial Officer
(Principal Financial Officer)