Form 10-Q
period 2025-06-30
INTERPACE BIOSCIENCES, INC.
filed 2025-08-07
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding August 1, 2025
Common Stock, par value $0.01 per share	4,423,093

INTERPACE BIOSCIENCES, INC.

FORM 10-Q FOR PERIOD ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$502	$1,461
Accounts receivable	7,231	8,544
Other current assets	1,771	1,768
Total current assets	9,504	11,773
Property and equipment, net	1,366	1,361
Operating lease right of use assets	1,420	1,613
Other long-term assets	45	45
Total assets	$12,335	$14,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,250	$1,659
Accrued salary and bonus	2,045	2,207
Other accrued expenses	1,422	1,799
Note payable at fair value	1,772	4,290
Current liabilities of discontinued operations	660	660
Total current liabilities	7,149	10,615
Operating lease liabilities, net of current portion	974	1,183
Other long-term liabilities	5,425	5,211
Total liabilities	13,548	17,009

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 shares Series C issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 4,560,999 and 4,539,663 shares issued, respectively; 4,423,093 and 4,409,323 shares outstanding, respectively	407	406
Additional paid-in capital	234,822	234,811
Accumulated deficit	(234,373)	(235,380)
Treasury stock, at cost (137,906 and 130,340 shares, respectively)	(2,069)	(2,054)
Total stockholders’ deficit	(1,213)	(2,217)
Total liabilities and stockholders’ deficit	12,335	14,792

Total liabilities, preferred stock and stockholders’ deficit	$12,335	$14,792

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024

Revenue, net	$9,232	$12,042	$20,747	$22,219
Cost of revenue	3,956	4,236	8,101	8,102
Gross profit	5,276	7,806	12,646	14,117
Operating expenses:
Sales and marketing	2,910	2,887	5,723	5,707
Research and development	173	146	350	283
General and administrative	2,661	2,141	5,211	4,381
Total operating expenses	5,744	5,174	11,284	10,371

Operating (loss) income from continuing operations	(468)	2,632	1,362	3,746
Interest accretion expense	-	(12)	-	(30)
Note payable interest	(49)	(176)	(127)	(373)
Other (expense) income, net	(16)	71	4	(12)
(Loss) income from continuing operations before tax	(533)	2,515	1,239	3,331
Provision for income taxes	-	4	18	8
(Loss) income from continuing operations	(533)	2,511	1,221	3,323

Loss from discontinued operations, net of tax	(107)	(74)	(214)	(178)

Net (loss) income	$(640)	$2,437	$1,007	$3,145

Basic income (loss) per share of common stock:
From continuing operations	$(0.12)	$0.57	$0.28	$0.76
From discontinued operations	(0.02)	(0.02)	(0.05)	(0.04)
Net income (loss) per basic share of common stock	$(0.14)	$0.56	$0.23	$0.72

Diluted income (loss) per share of common stock:
From continuing operations	$(0.12)	$0.57	$0.04	$0.76
From discontinued operations	(0.02)	(0.02)	(0.01)	(0.04)
Net income (loss) per diluted share of common stock	$(0.14)	$0.55	$0.04	$0.72

Weighted average number of common shares and common share equivalents outstanding:
Basic	4,423	4,376	4,422	4,373
Diluted	4,423	4,401	27,697	4,393

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited, in thousands)

					Additional
	Common Stock		Treasury Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance -December 31, 2023	4,447,489	$405	96,044	$(2,008)	$188,146	$(242,082)	$(55,539)

Issuance of common stock	39,668	1	-	-	(1)	-	-
Treasury stock purchased		-	14,715	(16)	-	-	(16)
Stock-based compensation expense	-	-	-	-	79	-	79
Net income	-	-	-	-	-	708	708
Balance -March 31, 2024	4,487,157	$406	110,759	$(2,024)	$188,224	$(241,374)	$(54,768)

Stock-based compensation expense	-	-	-	-	53	-	53
Net income	-	-	-	-	-	2,437	2,437

Balance -June 30, 2024	4,487,157	$406	110,759	$(2,024)	$188,277	$(238,937)	$(52,278)

Balance -December 31, 2024	4,539,663	$406	130,340	$(2,054)	$234,811	$(235,380)	$(2,217)

Issuance of common stock	21,336	1	-	-	-	-	1
Treasury stock purchased	-	-	7,566	(15)	-	-	(15)
Series C issuance costs	-	-	-	-	(13)	-	(13)
Stock-based compensation expense	-	-	-	-	15	-	15
Net income	-	-	-	-	-	1,647	1,647
Balance -March 31, 2025	4,560,999	$407	137,906	$(2,069)	$234,813	$(233,733)	$(582)

Stock-based compensation expense	-	-	-	-	9	-	9
Net loss	-	-	-	-	-	(640)	(640)

Balance -June 30, 2025	4,560,999	$407	137,906	$(2,069)	$234,822	$(234,373)	$(1,213)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For The Six Months Ended June 30,
	2025	2024

Cash Flows From Operating Activities
Net income	$1,007	$3,145
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	196	119
Interest accretion expense	-	30
Amortization of deferred financing fees	26	-
Stock-based compensation	24	132
Bad debt expense reversal	-	(100)
Credit loss expense	-	26
Asset impairment - lab supplies	198	-
Change in fair value of note payable	(18)	41
Amortization on operating lease right of use asset	193	229
Other changes in operating assets and liabilities:
Accounts receivable	1,313	(1,154)
Other current assets	(227)	-
Accounts payable	(409)	(13)
Accrued salaries and bonus	(176)	(726)
Other accrued expenses	(401)	(373)
Operating lease liabilities	(185)	(188)
Other long-term liabilities	214	178
Net cash provided by operating activities	1,755	1,346

Cash Flows From Investing Activity
Purchase of property and equipment	(201)	(225)
Net cash used in investing activities	(201)	(225)

Cash Flows From Financing Activities
Payments made on note payable	(2,500)	(2,600)
Series C conversion costs	(13)	-
Net cash used in financing activities	(2,513)	(2,600)

Net decrease in cash and cash equivalents	(959)	(1,479)
Cash and cash equivalents from continuing operations– beginning	1,461	3,498
Cash and cash equivalents from discontinued operations– beginning	-	-
Cash and cash equivalents – beginning	$1,461	$3,498
Cash and cash equivalents from continuing operations– ending	$502	$2,019
Cash and cash equivalents from discontinued operations– ending	-	-
Cash and cash equivalents – ending	$502	$2,019

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes (the “Interim Financial Statements”) should be read in conjunction with the consolidated financial statements of the Company and its wholly-owned subsidiaries (Interpace Diagnostics Lab Inc., Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC), and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities & Exchange Commission (“SEC”) on March 31, 2025 and as amended on April 28, 2025.

The Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, InServe Support Solutions; and TVG, Inc., its Commercial Services business unit, which was sold on December 22, 2015 and its Interpace Pharma Solutions business which was sold on August 31, 2022. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three-month period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

3. LIQUIDITY

In October 2021, the Company entered into an $8.0 million term loan with BroadOak Fund V, L.P. (“BroadOak”) (the “Term Loan”), the proceeds of which were used to repay in full at their maturity the existing secured promissory notes with Ampersand Capital Partners (“Ampersand”) and 1315 Capital II, L.P (“1315 Capital”). In May 2022, the Company entered into a Subordinated Convertible Promissory Note agreement with BroadOak for an additional $2.0 million (the “Convertible Note”), which was converted into a subordinated term loan and was added to the outstanding Term Loan balance. The Term Loan has been subsequently amended. See Note 13, Notes Payable, for more details. The balance of the Term Loan outstanding at June 30, 2025 was $1.9 million.

Further, along with many laboratories, the Company has been negatively impacted by Local Coverage Determination (“LCD”) L39365, which was finalized on April 24, 2025 by our local Medicare Administrative Contractor, Novitas. This LCD, which governs “Genetic Testing for Oncology,” resulted in the loss of Medicare coverage for one of our molecular tests, PancraGEN®.

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

Under the Restructuring Plan, the Company reduced its workforce and impacted employees received severance benefits. For the three months ended June 30, 2025, the Company incurred severance and related costs of $0.5 million and recorded $0.7 million for the six months ended June 30, 2025.

For the six months ended June 30, 2025, the Company had operating income from continuing operations of $1.4 million. As of the six months ended June 30, 2024, the Company had cash and cash equivalents of $0.5 million, total current assets of $9.5 million and current liabilities of $7.1 million. As of August 1, 2025, the Company had approximately $1.0 million of cash and cash equivalents.

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

Even with the loss of reimbursement coverage of PancraGEN®, as of the date of this filing, the Company anticipates that current cash and cash equivalents and forecasted cash receipts will be sufficient to meet its anticipated cash requirements through the next twelve months from the date of the filing of this report.

4. DISCONTINUED OPERATIONS

Liabilities classified as discontinued operations as of both June 30, 2025 and December 31, 2024 consists of accrued expenses which are liabilities related to the former Commercial Services business unit.

The table below presents the significant components of its former discontinued operations results included within loss from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and six-months ended June 30, 2025 and 2024.

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue, net	$-	$-	$-	$-

Loss from discontinued operations	-	-	-	-
Income tax expense	107	74	214	178
Loss from discontinued operations, net of tax	$(107)	$(74)	$(214)	$(178)

There was no cash flow activity from discontinued operations for the six months ended June 30, 2025 or June 30, 2024. There was no depreciation and amortization expense for the three or six months ended June 30, 2025 and June 30, 2024, respectively, in discontinued operations.

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include accounting for valuation allowances related to deferred income taxes, allowances for credit losses, revenue recognition, and unrecognized tax benefits. The Company periodically reviews these matters and reflects changes in estimates in earnings as appropriate. Actual results could materially differ from those estimates.

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

Other Current Assets

Other current assets consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Lab supplies	$973	$1,211
Prepaid expenses	730	535
Other	68	22
Total other current assets	$1,771	$1,768

Basic and Diluted Net Income (Loss) per Share

A reconciliation of the number of shares of common stock, par value $0.01 per share, used in the calculation of basic and diluted income (loss) per share for the three- and six-month periods ended June 30, 2025 and 2024 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Basic weighted average number of common shares	4,423	4,376	4,422	4,373
Potential dilutive effect of stock-based awards	-	25	8	20
Dilutive effect of preferred stock	-	-	23,267	-
Diluted weighted average number of common shares	4,423	4,401	27,697	4,393

For the three- and six-month periods ended June 30, 2025 and 2024, the following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on income (loss) per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Options	265	288	265	288
Restricted stock units (RSUs)	158	182	150	187
	423	470	415	475

6. FAIR VALUE MEASUREMENTS

Cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their relative short-term nature. The Company’s financial liabilities reflected at fair value in the condensed consolidated financial statements include note payable. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based upon observable inputs used in the valuation techniques, the Company is required to provide information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values into three broad levels as follows:

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

	As of June 30, 2025		Fair Value Measurements
	Carrying	Fair	As of June 30, 2025
	Amount	Value	Level 1	Level 2	Level 3

Liabilities:
Note payable:
Term loan	1,900	1,772	-	-	1,772
	$1,900	$1,772	$-	$-	$1,772

	As of December 31, 2024		Fair Value Measurements
	Carrying	Fair	As of December 31, 2024
	Amount	Value	Level 1	Level 2	Level 3
Liabilities:
Note payable:
Term Loan	$4,400	$4,290	$-	$-	$4,290
	$4,400	$4,290	$-	$-	$4,290

In connection with the Term Loan, the Company records the loan at fair value. The fair value of the loan is determined by a probability-weighted approach regarding the loan’s change in control feature. See Note 13, Notes Payable, for more details. The fair value measurement is based on the estimated probability of a change in control and thus represents a Level 3 measurement.

A roll forward of the carrying value of the Term Loan to June 30, 2025 is as follows :

	December 31, 2024	Payments	Accretion/Interest Accrued	Adjustment to Fair Value/Mark to Market	June 30, 2025

Term Loan	$4,290	$(2,500)	$-	$(18)	$1,772

	$4,290	$(2,500)	$-	$(18)	$1,772

Certain of the Company’s non-financial assets are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

7. LEASES

The table below presents the lease-related assets and liabilities recorded in the Condensed Consolidated Balance Sheet:

	Classification on the Balance Sheet	June 30, 2025	December 31, 2024

Assets
Operating lease assets	Operating lease right of use assets	1,420	1,613
Total lease assets		$1,420	$1,613

Liabilities
Current
Operating lease liabilities	Other accrued expenses	406	383
Total current lease liabilities		$406	$383
Noncurrent
Operating lease liabilities	Operating lease liabilities, net of current portion	974	1,183
Total long-term lease liabilities		974	1,183
Total lease liabilities		$1,380	$1,566

The weighted average remaining lease term for the Company’s operating lease was 3.0 years as of June 30, 2025 and the weighted average discount rate for that lease was 12.0%. Total operating lease expense from continuing operations under these agreements for the three months ended June 30, 2025 and 2024 was approximately $0.1 million and $0.2 million, respectively, and for both the six months ended June 30, 2025 and 2024 was approximately $0.3 million, respectively. Total cash paid under these agreements for the six months ended June 30, 2025 and 2024 was approximately $0.3 million and $0.4 million, respectively. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.”

The table below reconciles the cash flows to the lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2025:

Operating Leases
2025 - remaining six months	$275
2026	550
2027	550
2028	275
Total minimum lease payments	1,650
Less: amount of lease payments representing effects of discounting	270
Present value of future minimum lease payments	1,380
Less: current obligations under leases	406
Long-term lease obligations	$974

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

Due to the nature of the businesses in which the Company is engaged, it is subject to certain risks. Such risks include, among others, risk of liability for personal injury or death to persons using products or services that the Company promotes or commercializes. There can be no assurance that substantial claims or liabilities will not arise in the future due to the nature of the Company’s business activities. There is also the risk of employment-related litigation and other litigation in the ordinary course of business.

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

9. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Operating lease liability	$406	$383
Accrued sales and marketing	28	22
Accrued lab costs	156	173
Accrued professional fees	180	458
Taxes payable	223	262
All others	429	501
Total other accrued expenses	$1,422	$1,799

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

There were no stock option awards issued during the six months ended June 30, 2025 and June 30, 2024.

The Company recognized approximately $9,000 and $0.1 million of stock-based compensation expense within continuing operations during the three-month periods ended June 30, 2025 and 2024, respectively, and approximately $24,000 and $0.1 million for the six-month periods ended June 30, 2025 and 2024, respectively. The following table has a breakout of stock-based compensation expense from continuing operations by line item.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Cost of revenue	$-	$-	$-	$4
Sales and marketing	6	23	15	53
General and administrative	3	30	9	75
Total stock compensation expense	$9	$53	$24	$132

11. INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on income from continuing operations and the effective tax rate for the three- and six-month periods ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Provision for income tax	$-	$4	$18	$8
Effective income tax rate	0.0%	0.2%	1.2%	0.2%

Income tax expense for the six months ended June 30, 2025 was primarily due to state and federal income taxes. Income tax expense for the three- and six- months ended June 30, 2024 was primarily due to state franchise taxes.

Other long-term liabilities consisted of uncertain tax positions as of June 30, 2025 and December 31, 2024.

12. SEGMENT INFORMATION

The Company operates and manages its business as a single reporting segment. The business provides esoteric molecular diagnostic testing and pathology services to aid physicians in their evaluation of cancer risk in patients with indeterminate biopsies and a perceived high risk of cancer from clinical features. We develop and commercialize genomic tests and related first-line assays that can personalize medicine to help improve patient diagnosis and management. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024

Revenue, net:	$9,232	$12,042	$20,747	$22,219
Less:
Cost of revenue:
Fixed	1,694	1,619	3,384	3,197
Variable	2,262	2,617	4,717	4,905
Operating and other expenses:
Sales and marketing	2,910	2,887	5,723	5,707
Research and development	173	146	350	283
General and administrative	2,661	2,141	5,211	4,381
Interest & other expense, net	65	117	123	415
Provision for income taxes	-	4	18	8
Segment net (loss) income	(533)	2,511	1,221	3,323
Reconciliation of profit or loss:
Loss on discontinued operations	(107)	(74)	(214)	(178)
Consolidated net (loss) income	$(640)	$2,437	$1,007	$3,145

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(Loss) income from continuing operations (GAAP Basis)	$(533)	$2,511	$1,221	$3,323
Depreciation and amortization	101	67	196	119
Stock-based compensation	9	53	24	132
Severance & related expense	524	-	692	-
Asset impairment - lab supplies	198	-	198	-
Taxes expense	-	4	18	8
Interest accretion expense	-	12	-	30
Note payable interest	49	176	127	373
Other expense/income, net	10	(14)	14	(29)
Change in fair value of note payable	7	(57)	(18)	41
Adjusted EBITDA	$365	$2,752	$2,472	$3,997

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

The balance of the Term Loan outstanding at June 30, 2025 was $1.9 million.

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosures of Non-Cash Activities

(in thousands)

	Six Months Ended
	June 30,
	2025	2024

Taxes accrued for repurchase of restricted shares	$15	$16
Purchase of property and equipment included in accounts payable	-	230

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

The aggregate number of shares of Common Stock that may be issued through conversion of all of the Series C Preferred Stock is 23,267,326 shares (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares).

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

As of both June 30, 2025 and December 31, 2024, there were 47,000 shares of Series C Preferred Stock issued and outstanding.

16. RESTRUCTURING EXPENSES

As a result of the established non-coverage for PancraGEN®, the Company announced in the first quarter of 2025 that its board of directors had approved a restructuring and cost-savings plan to reduce operating costs and better align its workforce with the loss of PancraGEN®. In connection with this plan, the Company has incurred $0.7 million in restructuring expenses for the six months ended June 30, 2025, all of which are severance and related costs. The expenses were paid in the quarter that they were incurred, and the Company has no restructuring liability accrued for as of June 30, 2025. For the three months ended June 30, 2025, the Company recorded $0.5 million in severance costs that were charged to sales and marketing expense in the Company’s statement of operations. For the six months ended June 30, 2025, the Company recorded $0.5 million in severance costs that were charged to sales and marketing and $0.2 million that were charged to general and administrative expenses in the Company’s consolidated statement of operations.

17. RECENT ACCOUNTING STANDARDS

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures”. ASU 2024-03 will require disclosure of specific cost and expense information in the notes to the financial statements. Disclosure shall include inventory purchases, employee compensation, depreciation and intangible asset amortization presented in the face of the income statement for continuing operations. It shall also include certain amounts already disclosed under GAAP in the same disclosure as other disaggregation requirements as well as disclose a qualitative description and the amount of selling expenses. ASU 2024-03 will be effective for the Company in annual periods beginning after December 15, 2026. The amendment contemplates changes in disclosures only and the Company continues to assess the impacts of the amendment.

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

21

●

our being subject to the controlling interests of our two private equity investors who control, on an as-converted basis, as of August 1, 2025, an aggregate of 84.0% of our outstanding shares of Common Stock through their holdings of our Series C Preferred Stock, and this concentration of ownership may have a substantial influence on our decisions;

●	the delisting of our Common Stock from Nasdaq has adversely affected and may continue to adversely affect our Common Stock and business and financial condition;

●	the effect of the impending removal of our Common Stock on August 18, 2025 from trading on the OTCQX for failure to meet market capitalization requirements;

●	our ability to remediate the material weakness identified in our internal control over financial reporting as of June 30, 2025;

●	our determination to restate prior period consolidated financial statements and its impact on investor confidence and reputational issues;

●	any impacts from current global, economic, sovereign and political conditions and uncertainties, including the effects of, and uncertainty regarding, new or proposed tariff or trade regulations;

●	our ability to implement our business strategy; and

●	the potential impact of existing and future contingent liabilities on our financial condition.

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

Impact of Our Reliance on CMS and Novitas

Along with many laboratories, we have been negatively impacted by LCD DL39365, which was finalized on April 24, 2025 by our local Medicare Administrative Contractor, Novitas. This LCD, which governs “Genetic Testing for Oncology,” resulted in the loss of existing Medicare coverage for one of our molecular tests, PancraGEN®.

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

On January 27, 2025, the Company announced that CMS had directed its Medicare Administrative Contractors, Novitas and First Coast Service Options, Inc., to delay implementation of the Genetic Testing for Oncology LCD (L39365), from February 23, 2025 until April 24, 2025. On April 24, 2025, the Company announced that the LCD would take effect immediately. Because PancraGEN® is primarily ordered for Medicare patients, the decision to end reimbursement coverage means that the Company will not be able to continue offering this test. Specimens for first-line fluid chemistry and PancraGEN® testing were not accepted by the Company after May 2, 2025. As a result of the loss of PancraGEN®, the Company implemented its Restructuring Plan whereby it reduced its workforce and impacted employees received severance benefits. The Company incurred restructuring and related costs of approximately $0.5 million in the second quarter of 2025 and approximately $0.7 million for the six months ended June 30, 2025.

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

Condensed Consolidated Results of Continuing Operations for the Quarter Ended June 30, 2025 Compared to the Quarter Ended June 30, 2024 (unaudited, in thousands)

	Three Months Ended June 30,
	2025	2025	2024	2024
		% to		% to
		revenue		revenue

Revenue, net	$9,232	100.0%	$12,042	100.0%
Cost of revenue	3,956	42.9%	4,236	35.2%
Gross profit	5,276	57.1%	7,806	64.8%
Operating expenses:
Sales and marketing	2,910	31.5%	2,887	24.0%
Research and development	173	1.9%	146	1.2%
General and administrative	2,661	28.8%	2,141	17.8%
Total operating expenses	5,744	62.2%	5,174	43.0%

Operating (loss) income	(468)	-5.1%	2,632	21.9%
Interest accretion expense	-	0.0%	(12)	-0.1%
Note payable interest	(49)	-0.5%	(176)	-1.5%
Other (expense) income, net	(16)	-0.2%	71	0.6%
(Loss) income from continuing operations before tax	(533)	-5.8%	2,515	20.9%
Provision for income taxes	-	0.0%	4	0.0%
(Loss) income from continuing operations	(533)	-5.8%	2,511	20.9%

Loss from discontinued operations, net of tax	(107)	-1.2%	(74)	-0.6%

Net (loss) income	$(640)	-6.9%	$2,437	20.2%

Revenue, net

Revenue, net for the three months ended June 30, 2025 decreased by $2.8 million, or 23%, to $9.2 million, compared to $12.0 million for the three months ended June 30, 2024. The decrease in net revenue was primarily driven by the loss of reimbursement for PancraGEN® in April 2025 which resulted in specimens for PancraGEN® testing no longer being accepted by the Company.

Cost of revenue

Consolidated cost of revenue for the three months ended June 30, 2025 was $4.0 million, as compared to $4.2 million for the three months ended June 30, 2024. As a percentage of revenue, cost of revenue increased to 43% for the three months ended June 30, 2025 as compared to 35% in the comparable prior year period. This increase can be attributed to the decline in revenue mentioned above and fixed costs increasing overall.

Gross profit

Consolidated gross profit was approximately $5.3 million for the three months ended June 30, 2025 and $7.8 million for the three months ended June 30, 2024. The decrease is attributed to the lower revenue discussed above.

Sales and marketing expense

Sales and marketing expense was approximately $2.9 million for both the three months ended June 30, 2025 and for the three months ended June 30, 2024, respectively. There was approximately $0.5 million in severance and related costs included in the three months ended June 30, 2025. These costs pertained to the loss of PancraGEN® reimbursement as discussed previously. As a percentage of revenue, sales and marketing expense was approximately 32% for the three months ended June 30, 2025 and 24% for the three months ended June 30, 2024.

Research and development

Research and development expense was approximately $0.2 million for the three months ended June 30, 2025 and $0.1 million for the three months ended June 30, 2024. As a percentage of revenue, research and development expense increased to 2% from 1% in the comparable prior year period.

General and administrative

General and administrative expense was approximately $2.7 million for the three months ended June 30, 2025 and $2.1 million for the three months ended June 30, 2024. The increase can be primarily attributed to an increase in professional services costs as well as a $0.2 million asset impairment charge related to lab supplies associated with PancraGEN®.

Operating (loss) income

There was an operating loss from continuing operations of $0.5 million for the three months ended June 30, 2025 as compared to operating income from continuing operations of $2.6 million for the three months ended June 30, 2024. The decrease in operating income from continuing operations was primarily attributable to the decrease in revenue associated with the loss of PancraGEN® reimbursement and the related severance costs.

Note payable interest expense

Note payable interest expense was $49,000 for the three months ended June 30, 2025 and $0.2 million for the three months ended June 30, 2024. The interest expense was attributable to the Term Loan.

Provision for income taxes

Income tax expense was approximately $4,000 for the three months ended June 30, 2024. There was no income tax expense for the three months ended June 30, 2025.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.1 million for both the three months ended June 30, 2025 and for the three months ended June 30, 2024, respectively.

Condensed Consolidated Results of Continuing Operations for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024 (unaudited, in thousands)

	Six Months Ended June 30,
	2025	2025	2024	2024
		% to		% to
		revenue		revenue

Revenue, net	$20,747	100.0%	$22,219	100.0%
Cost of revenue	8,101	39.0%	8,102	36.5%
Gross profit	12,646	61.0%	14,117	63.5%
Operating expenses:
Sales and marketing	5,723	27.6%	5,707	25.7%
Research and development	350	1.7%	283	1.3%
General and administrative	5,211	25.1%	4,381	19.7%
Total operating expenses	11,284	54.4%	10,371	46.7%

Operating income	1,362	6.6%	3,746	16.9%
Interest accretion expense	-	0.0%	(30)	-0.1%
Note payable interest	(127)	-0.6%	(373)	-1.7%
Other income (expense), net	4	0.0%	(12)	-0.1%
Income from continuing operations before tax	1,239	6.0%	3,331	15.0%
Provision for income taxes	18	0.1%	8	0.0%
Income from continuing operations	1,221	5.9%	3,323	15.0%

Loss from discontinued operations, net of tax	(214)	-1.0%	(178)	-0.8%

Net income	$1,007	4.9%	$3,145	14.2%

Revenue, net

Revenue, net for the six months ended June 30, 2025 decreased by $1.5 million, or 7%, to $20.7 million, compared to $22.2 million for the six months ended June 30, 2024. The decrease in net revenue was largely driven by the loss of PancraGEN® revenue discussed above.

Cost of revenue

Consolidated cost of revenue for both the six months ended June 30, 2025 and June 30, 2024 was $8.1 million, respectively. As a percentage of revenue, cost of revenue was approximately 39% for the six months ended June 30, 2025 as compared to 37% for the six months ended June 30, 2024.

Gross profit

Consolidated gross profit was approximately $12.6 million for the six months ended June 30, 2025 and $14.1 million for the six months ended June 30, 2024. The gross profit percentage was approximately 61% for the six months ended June 30, 3025 and 64% for the six months ended June 30, 2024. The decrease was primarily due to the decrease in PancraGEN® revenue discussed above.

Sales and marketing expense

Sales and marketing expense was approximately $5.7 million for both the six months ended June 30, 2025 and June 30, 2024, respectively. The six months ended included approximately $0.5 million in employee severance and related costs related to the implementation of the Restructuring Plan. As a percentage of revenue, sales and marketing expense increased to 28% from 26% in the comparable prior year period due to the decrease in revenue.

Research and development

Research and development expense was approximately $0.4 million for the six months ended June 30, 2025 and $0.3 million for the six months June 30, 2024, respectively. As a percentage of revenue, research and development expense increased to 2% from 1% in the comparable prior year period.

General and administrative

General and administrative expense was approximately $5.2 million for the six months ended June 30, 2025 and $4.4 million for the three months ended June 30, 2024. The increase can be primarily attributed to a $0.2 million asset impairment charge related to lab supplies associated with PancraGEN® for the six months ended June 30, 2025 and the reversal of $0.5 million in expense related to the Company’s former contingent consideration liability for the six months ended June 30, 2024.

Operating income

Operating income from continuing operations was $1.4 million for the six months ended June 30, 2025 as compared to operating income from continuing operations of $3.7 million for the six months ended June 30, 2024. The decrease in operating income from continuing operations was primarily attributable to the loss of PancraGEN® revenue discussed above.

Note payable interest expense

Note payable interest expense was $0.1 million for the six months ended June 30, 2025 and $0.4 million for the six months ended June 30, 2024. The interest expense was attributable to the Term Loan.

Provision for income taxes

Income tax expense was approximately $18,000 for the six months ended June 30, 2025 and $8,000 for the six months ended June 30, 2024.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.2 million for both the six months ended June 30, 2025 and June 30, 2024, respectively.

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

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(Loss) income from continuing operations (GAAP Basis)	$(533)	$2,511	$1,221	$3,323
Depreciation and amortization	101	67	196	119
Stock-based compensation	9	53	24	132
Severance & related expense	524	-	692	-
Asset impairment - lab supplies	198	-	198	-
Taxes expense	-	4	18	8
Interest accretion expense	-	12	-	30
Note payable interest	49	176	127	373
Other expense/income, net	10	(14)	14	(29)
Change in fair value of note payable	7	(57)	(18)	41
Adjusted EBITDA	$365	$2,752	$2,472	$3,997

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

The Term Loan contains affirmative and negative restrictive covenants, including restrictions on certain mergers, acquisitions, investments and encumbrances which could adversely affect our ability to conduct our business. The Term Loan also contains customary events of default. The balance of the Term Loan outstanding at June 30, 2025 was $1.9 million.

For the six months ended June 30, 2025, we had operating income from continuing operations of $1.4 million. As of the six months ended June 30, 2025, we had cash and cash equivalents of $0.5 million, total current assets of $9.5 million and current liabilities of $7.1 million. As of August 1, 2025, we had approximately $1.0 million of cash and cash equivalents.

During the six months ended June 30, 2025, net cash provided by operating activities was $1.8 million. The main component of cash provided by operating activities was our net income of $1.0 million. During the six months ended June 30, 2024, net cash provided by operating activities was $1.3 million. The main component of cash provided by operating activities was our net income of $2.5 million, partially offset by an increase in accounts receivable of $1.2 million.

For both periods net cash used in investing activities of $0.2 million was primarily related to the purchase of lab equipment.

For the six months ended June 30, 2025, cash used in financing activities was $2.5 million, which were payments made on the Term Loan. For the six months ended June 30, 2024, cash used in financing activities was $2.6 million, which were payments made on the Term Loan.

We generated positive cash flows from operations for the six months ending June 30, 2025. We intend to meet our ongoing capital needs by using our available cash as well as through targeted margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options and other strategic alternatives.

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

Further, along with many laboratories, we have been negatively impacted by the LCD L39365, which was finalized on April 24, 2025 by our local Medicare Administrative Contractor, Novitas. This LCD, which governs “Genetic Testing for Oncology,” resulted in the loss of existing Medicare coverage for one of our molecular tests, PancraGEN®.

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

On January 27, 2025, the Company announced that CMS had directed its Medicare Administrative Contractors, Novitas and First Coast Service Options, Inc., to delay implementation of the Genetic Testing for Oncology LCD (L39365), from February 23, 2025 until April 24, 2025. On April 24, 2025, the Company announced that the LCD would take effect immediately and that specimens for first-line fluid chemistry and PancraGEN® testing will not be accepted by the Company after May 2, 2025. On April 25, 2025, the Company announced implementation of its previously approved Restructuring Plan. The Company has incurred approximately $0.7 million in severance and related costs as a result of this plan.

Even with the loss of reimbursement coverage of PancraGEN®, as of the date of this filing, the Company anticipates that current cash and cash equivalents and forecasted cash receipts will be sufficient to meet its anticipated cash requirements through the next twelve months from the date of the filing of this report.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. However, inflation and supply chain disruptions, whether caused by restrictions or slowdowns in shipping or logistics, increases in demand for certain goods used in our operations, tariffs, or otherwise, could impact our operations in the near term.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on management’s evaluation of the Company’s disclosure controls and procedures, the principal executive officer and principal financial officer of the Company have identified a material weakness in the Company’s internal control over financial reporting in the quarterly period ended December 31, 2024 related to the accruing of royalty expense and the understanding of the complex agreements associated with the royalties, and have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025 as a result of such material weakness in the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K of the Company filed with the SEC on March 31, 2025, as amended, and as updated in subsequent filings. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.

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

Date: August 7, 2025	Interpace Biosciences, Inc.
(Registrant)

/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	/s/ Christopher McCarthy
Christopher McCarthy
Chief Financial Officer
(Principal Financial Officer)

