Form 10-Q
period 2025-09-30
INTERPACE BIOSCIENCES, INC.
filed 2025-11-12
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding November 7, 2025
Common Stock, par value $0.01 per share	4,428,539

INTERPACE BIOSCIENCES, INC.

FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,423	$1,461
Accounts receivable	5,966	8,544
Other current assets	1,741	1,768
Total current assets	9,130	11,773
Property and equipment, net	1,541	1,361
Operating lease right of use assets	1,320	1,613
Other long-term assets	45	45
Total assets	$12,036	$14,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,411	$1,659
Accrued salary and bonus	1,447	2,207
Other accrued expenses	1,450	1,799
Note payable at fair value	977	4,290
Current liabilities of discontinued operations	660	660
Total current liabilities	5,945	10,615
Operating lease liabilities, net of current portion	864	1,183
Other long-term liabilities	5,525	5,211
Total liabilities	12,334	17,009

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 shares Series C issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 4,569,333 and 4,539,663 shares issued, respectively; 4,428,539 and 4,409,323 shares outstanding, respectively	407	406
Additional paid-in capital	234,829	234,811
Accumulated deficit	(233,462)	(235,380)
Treasury stock, at cost (140,794 and 130,340 shares, respectively)	(2,072)	(2,054)
Total stockholders’ deficit	(298)	(2,217)

Total liabilities and stockholders’ deficit	$12,036	$14,792

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Revenue, net	$8,756	$12,295	$29,504	$34,515
Cost of revenue	3,317	4,393	11,418	12,496
Gross profit	5,439	7,902	18,086	22,019
Operating expenses:
Sales and marketing	2,087	2,864	7,811	8,571
Research and development	150	199	500	483
General and administrative	2,057	2,538	7,268	6,918
Total operating expenses	4,294	5,601	15,579	15,972

Operating income from continuing operations	1,145	2,301	2,507	6,047
Interest accretion expense	-	(4)	-	(34)
Note payable interest	(30)	(141)	(156)	(514)
Other expense, net	(115)	(394)	(112)	(406)
Income from continuing operations before tax	1,000	1,762	2,239	5,093
(Benefit) provision for income taxes	(11)	4	7	12
Income from continuing operations	1,011	1,758	2,232	5,081

Loss from discontinued operations, net of tax	(100)	(82)	(314)	(260)

Net income	$911	$1,676	$1,918	$4,821

Basic income (loss) per share of common stock:
From continuing operations	$0.23	$0.40	$0.50	$1.16
From discontinued operations	(0.02)	(0.02)	(0.07)	(0.06)
Net income (loss) per basic share of common stock	$0.21	$0.38	$0.43	$1.10

Diluted income (loss) per share of common stock:
From continuing operations	$0.04	$0.40	$0.08	$1.15
From discontinued operations	(0.01)	(0.02)	(0.01)	(0.06)
Net income (loss) per diluted share of common stock	$0.03	$0.38	$0.07	$1.09

Weighted average number of common shares and common share equivalents outstanding:
Basic	4,425	4,393	4,423	4,380
Diluted	27,695	4,423	27,693	4,404

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited, in thousands)

							Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance -December 31, 2023	-	$-	4,447,489	$405	96,044	$(2,008)	$188,146	$(242,082)	$(55,539)

Issuance of common stock	-	-	39,668	1	-	-	(1)	-	-
Treasury stock purchased	-	-	-	-	14,715	(16)	-	-	(16)
Stock-based compensation expense	-	-	-	-	-	-	79	-	79
Net income	-	-	-	-	-	-	-	708	708

Balance -March 31, 2024	-	$-	4,487,157	$406	110,759	$(2,024)	$188,224	$(241,374)	$(54,768)

Stock-based compensation expense	-	-	-	-	-	-	53	-	53
Net income	-	-	-	-	-	-	-	2,437	2,437

Balance -June 30, 2024	-	$-	4,487,157	$406	110,759	$(2,024)	$188,277	$(238,937)	$(52,278)

Stock-based compensation expense	-	-	-	-	-	-	86	-	86
Treasury stock purchased	-	-	-	-	17,437	(22)	-	-	(22)
Net income	-	-	-	-	-	-	-	1,676	1,676

Balance -September 30, 2024	-	$-	4,487,157	$406	128,196	$(2,046)	$188,363	$(237,261)	$(50,538)

Balance -December 31, 2024	47,000	$-	4,539,663	$406	130,340	$(2,054)	$234,811	$(235,380)	$(2,217)

Issuance of common stock	-	-	21,336	1	-	-	-	-	1
Treasury stock purchased	-	-	-	-	7,566	(15)	-	-	(15)
Series C issuance costs	-	-	-	-	-	-	(13)	-	(13)
Stock-based compensation expense	-	-	-	-	-	-	15	-	15
Net income	-	-	-	-	-	-	-	1,647	1,647

Balance -March 31, 2025	47,000	$-	4,560,999	$407	137,906	$(2,069)	$234,813	$(233,733)	$(582)

Stock-based compensation expense	-	-	-	-	-	-	9	-	9
Net loss	-	-	-	-	-	-	-	(640)	(640)

Balance -June 30, 2025	47,000	$-	4,560,999	$407	137,906	$(2,069)	$234,822	$(234,373)	$(1,213)

Stock-based compensation expense	-	-	-	-	-	-	7	-	7
Issuance of common stock	-	-	8,334	-	-	-	-	-	-
Treasury stock purchased	-	-	-	-	2,888	(3)	-	-	(3)
Net income	-	-	-	-	-	-	-	911	911

Balance -September 30, 2025	47,000	$-	4,569,333	$407	140,794	$(2,072)	$234,829	$(233,462)	$(298)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

`	For The Nine Months Ended September 30,
	2025	2024

Cash Flows From Operating Activities
Net income	$1,918	$4,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	307	205
Interest accretion expense	-	34
Amortization of deferred financing fees	42	-
Stock-based compensation	31	218
Bad debt expense reversal	-	(100)
Credit loss expense	-	26
Asset impairment - lab supplies	198	-
Change in fair value of note payable	87	445
Amortization on operating lease right of use asset	293	332
Other changes in operating assets and liabilities:
Accounts receivable	2,578	(2,241)
Other current assets	(213)	237
Accounts payable	(417)	137
Accrued salaries and bonus	(777)	(320)
Other accrued expenses	(385)	(236)
Operating lease liabilities	(283)	(355)
Other long-term liabilities	314	259
Net cash provided by operating activities	3,693	3,462

Cash Flows From Investing Activity
Purchase of property and equipment	(318)	(747)
Net cash used in investing activities	(318)	(747)

Cash Flows From Financing Activities
Payments made on note payable	(3,400)	(4,100)
Series C conversion costs	(13)	-
Net cash used in financing activities	(3,413)	(4,100)

Net decrease in cash and cash equivalents	(38)	(1,385)
Cash and cash equivalents from continuing operations– beginning	1,461	3,498
Cash and cash equivalents from discontinued operations– beginning	-	-
Cash and cash equivalents – beginning	$1,461	$3,498
Cash and cash equivalents from continuing operations– ending	$1,423	$2,113
Cash and cash equivalents from discontinued operations– ending	-	-
Cash and cash equivalents – ending	$1,423	$2,113

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

The Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, InServe Support Solutions; and TVG, Inc., its Commercial Services business unit, which was sold on December 22, 2015 and its Interpace Pharma Solutions business which was sold on August 31, 2022. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three- and nine-month periods ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

3. LIQUIDITY

In October 2021, the Company entered into an $8.0 million term loan with BroadOak Fund V, L.P. (“BroadOak”) (the “Term Loan”), the proceeds of which were used to repay in full at their maturity the existing secured promissory notes with Ampersand Capital Partners (“Ampersand”) and 1315 Capital II, L.P. (“1315 Capital”). In May 2022, the Company entered into a Subordinated Convertible Promissory Note agreement with BroadOak for an additional $2.0 million (the “Convertible Note”), which was converted into a subordinated term loan and was added to the outstanding Term Loan balance. The Term Loan has been subsequently amended. See Note 13, Notes Payable, for more details. The balance of the Term Loan outstanding at September 30, 2025 was $1.0 million.

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

Under the Restructuring Plan, the Company reduced its workforce and impacted employees received severance benefits. The Company incurred severance and related costs of $0.7 million for the nine months ended September 30, 2025.

For the nine months ended September 30, 2025, the Company had operating income from continuing operations of $2.5 million. As of September 30, 2025, the Company had cash and cash equivalents of $1.4 million, total current assets of $9.1 million and current liabilities of $5.9 million. As of November 7, 2025, the Company had approximately $2.1 million of cash and cash equivalents.

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

4. DISCONTINUED OPERATIONS

Liabilities classified as discontinued operations as of both September 30, 2025 and December 31, 2024 consists of accrued expenses which are liabilities related to the former Commercial Services business unit.

The table below presents the significant components of its former discontinued operations results included within loss from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and nine-months ended September 30, 2025 and 2024.

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue, net	$-	$-	$-	$-

Loss from discontinued operations	-	-	-	-
Income tax expense	100	82	314	260
Loss from discontinued operations, net of tax	$(100)	$(82)	$(314)	$(260)

There was no cash flow activity from discontinued operations for the nine months ended September 30, 2025 or September 30, 2024. There was no depreciation and amortization expense for the three or nine months ended September 30, 2025 and September 30, 2024, respectively, in discontinued operations.

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

Other Current Assets

Other current assets consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Lab supplies	$1,104	$1,211
Prepaid expenses	584	535
Other	53	22
Total other current assets	$1,741	$1,768

The Company recorded an asset impairment charge of approximately $0.2 million for the nine months ended September 30, 2025. The charge related to lab supplies that were no longer useful as a result of the loss of PancraGEN reimbursement in April 2025.

Income Taxes

The One Big Beautiful Bill Act (the “OBBBA”), enacted on July 4, 2025, includes several corporate tax provisions relevant to U.S. businesses. Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses, extensions of bonus depreciation, and modifications to the international tax regimes. The provisions in the legislation are generally effective beginning in 2026. The Company is continuing to evaluate the impact of these provisions on its financial statements, but the OBBBA did not have a material impact on its income tax provision for the three and nine months ended September 30, 2025.

Basic and Diluted Net Income (Loss) per Share

A reconciliation of the number of shares of common stock, par value $0.01 per share, used in the calculation of basic and diluted income (loss) per share for the three- and nine-month periods ended September 30, 2025 and 2024 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Basic weighted average number of common shares	4,425	4,393	4,423	4,380
Potential dilutive effect of stock-based awards	3	30	3	24
Dilutive effect of preferred stock	23,267	-	23,267	-
Diluted weighted average number of common shares	27,695	4,423	27,693	4,404

For the three- and nine-month periods ended September 30, 2025 and 2024, the following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on income (loss) per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Options	246	288	246	288
Restricted stock units (RSUs)	133	145	133	145
	379	433	379	433

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

	As of September 30, 2025		Fair Value Measurements
	Carrying	Fair	As of September 30, 2025
	Amount	Value	Level 1	Level 2	Level 3

Liabilities:
Note payable:
Term loan	1,000	977	-	-	977
	$1,000	$977	$-	$-	$977

	As of December 31, 2024		Fair Value Measurements
	Carrying	Fair	As of December 31, 2024
	Amount	Value	Level 1	Level 2	Level 3
Liabilities:
Note payable:
Term Loan	$4,400	$4,290	$-	$-	$4,290
	$4,400	$4,290	$-	$-	$4,290

In connection with the Term Loan, the Company records the loan at fair value. The fair value of the loan is determined by a probability-weighted approach regarding the loan’s change in control feature. See Note 13, Notes Payable, for more details. The fair value measurement is based on the estimated probability of a change in control and thus represents a Level 3 measurement.

A roll forward of the carrying value of the Term Loan to September 30, 2025 is as follows :

	December 31, 2024	Payments	Accretion/Interest Accrued	Adjustment to Fair Value/Mark to Market	September 30, 2025

Term Loan	$4,290	$(3,400)	$-	$87	$977

	$4,290	$(3,400)	$-	$87	$977

Certain of the Company’s non-financial assets are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

7. LEASES

The table below presents the lease-related assets and liabilities recorded in the Condensed Consolidated Balance Sheet:

	Classification on the Balance Sheet	September 30, 2025	December 31, 2024

Assets
Operating lease assets	Operating lease right of use assets	1,320	1,613
Total lease assets		$1,320	$1,613

Liabilities
Current
Operating lease liabilities	Other accrued expenses	419	383
Total current lease liabilities		$419	$383
Noncurrent
Operating lease liabilities	Operating lease liabilities, net of current portion	864	1,183
Total long-term lease liabilities		864	1,183
Total lease liabilities		$1,283	$1,566

The weighted average remaining lease term for the Company’s operating lease was 2.75 years as of September 30, 2025 and the weighted average discount rate for that lease was 12.0%. Total operating lease expense from continuing operations under these agreements for the three months ended September 30, 2025 and 2024 was approximately $0.1 million and $0.2 million, respectively, and for the nine months ended September 30, 2025 and 2024 was approximately $0.4 million and $0.5 million, respectively. Total cash paid under these agreements for the nine months ended September 30, 2025 and 2024 was approximately $0.4 million and $0.5 million, respectively. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.”

The table below reconciles the cash flows to the lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2025:

Operating Leases
2025 - remaining three months	$137
2026	550
2027	550
2028	275
Total minimum lease payments	1,512
Less: amount of lease payments representing effects of discounting	229
Present value of future minimum lease payments	1,283
Less: current obligations under leases	419
Long-term lease obligations	$864

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

9. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Operating lease liability	$419	$383
Accrued sales and marketing	28	22
Accrued lab costs	48	173
Accrued professional fees	304	458
Taxes payable	221	262
All others	430	501
Total other accrued expenses	$1,450	$1,799

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

There were no stock option awards issued during the nine months ended September 30, 2025 and September 30, 2024.

The Company recognized approximately $7,000 and $0.1 million of stock-based compensation expense within continuing operations during the three-month periods ended September 30, 2025 and 2024, respectively, and approximately $31,000 and $0.2 million for the nine-month periods ended September 30, 2025 and 2024, respectively. The following table has a breakout of stock-based compensation expense from continuing operations by line item.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Cost of revenue	$-	$-	$-	$4
Sales and marketing	6	28	21	81
General and administrative	1	58	10	133
Total stock compensation expense	$7	$86	$31	$218

11. INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on income from continuing operations and the effective tax rate for the three- and nine-month periods ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

(Benefit) provision for income tax	$(11)	$4	$7	$12
Effective income tax rate	(1.1)%	0.2%	0.3%	0.2%

The income tax benefit for the three months ended September 30, 2025, was a due to a reversal of federal income tax expense. Income tax expense for the nine months ended September 30, 2025 was primarily due to state income taxes. Income tax expense for the three- and nine- months ended September 30, 2024 was primarily due to state franchise taxes.

Other long-term liabilities consisted of uncertain tax positions as of September 30, 2025 and December 31, 2024.

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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Revenue, net:	$8,756	$12,295	$29,504	$34,515
Less:
Cost of revenue:
Fixed	1,736	1,801	5,120	4,999
Variable	1,581	2,592	6,298	7,497
Operating and other expenses:
Sales and marketing	2,087	2,864	7,811	8,571
Research and development	150	199	500	483
General and administrative	2,057	2,538	7,268	6,918
Interest & other expense, net	145	539	268	954
(Benefit) provision for income taxes	(11)	4	7	12
Segment net income	1,011	1,758	2,232	5,081
Reconciliation of profit or loss:
Loss on discontinued operations	(100)	(82)	(314)	(260)
Consolidated net income	$911	$1,676	$1,918	$4,821

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Income from continuing operations (GAAP Basis)	$1,011	$1,758	$2,232	$5,081
Depreciation and amortization	111	85	307	205
Stock-based compensation	7	86	31	218
Severance & related expense	-	-	692	-
Asset impairment - lab supplies	-	-	198	-
Taxes (benefit) expense	(11)	4	7	12
Interest accretion expense	-	4	-	34
Note payable interest	30	141	156	514
Other expense/income, net	10	(10)	25	(40)
Change in fair value of note payable	105	404	87	445
Adjusted EBITDA	$1,263	$2,472	$3,735	$6,469

13. NOTES PAYABLE

BroadOak Loan

On October 29, 2021, the Company and its subsidiaries entered into the Term Loan with BroadOak, providing for a term loan in the aggregate principal amount of $8,000,000. Funding of the Term Loan took place on November 1, 2021. The Term Loan was scheduled to mature upon the earlier of (i) October 31, 2024 or (ii) the occurrence of a change in control and bears interest at the rate of 9% per annum. The Term Loan is secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets and was subordinate to the Company’s former $7,500,000 revolving credit facility with Comerica Bank. The Term Loan had an origination fee of 3% of the Term Loan amount, and a terminal payment equal to (i) 15% of the original principal amount of the Term Loan if the change of control occurs on or prior to the first anniversary of the funding of the Term Loan, (ii) 20% of the original principal amount of the Term Loan if the change of control occurs after the first anniversary but on or prior to the second anniversary of the funding of the Term Loan and (iii) 30% of the original principal amount of the Term Loan if the change of control occurs after the second anniversary of the funding of the Term Loan, or if the Term Loan is repaid on its maturity date.

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

The balance of the Term Loan outstanding at September 30, 2025 was $1.0 million.

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosures of Non-Cash Activities

(in thousands)

	Nine Months Ended
	September 30,
	2025	2024

Taxes accrued for repurchase of restricted shares	$18	$38
Purchase of property and equipment included in accounts payable	169	20

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

As of both September 30, 2025 and December 31, 2024, there were 47,000 shares of Series C Preferred Stock issued and outstanding.

16. RESTRUCTURING EXPENSES

As a result of the established non-coverage for PancraGEN®, the Company announced in the first quarter of 2025 that its board of directors had approved a restructuring and cost-savings plan to reduce operating costs and better align its workforce with the loss of PancraGEN®. In connection with this plan, the Company has incurred $0.7 million in restructuring expenses for the nine months ended September 30, 2025, all of which are severance and related costs. The expenses were paid in the quarter that they were incurred, and the Company has no restructuring liability accrued for as of September 30, 2025. For the three months ended September 30, 2025, the Company did not record any severance costs. For the nine months ended September 30, 2025, the Company recorded $0.5 million in severance costs that were charged to sales and marketing and $0.2 million that were charged to general and administrative expenses in the Company’s consolidated statement of operations.

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	our expectations of future revenues, expenditures, capital or other funding requirements;

●	our reliance on Medicare reimbursement for our clinical services and our being able to successfully restructure ourselves and maintain profitability as a result of the decision of the Center for Medicare and Medicaid Services to cease reimbursement coverage of our PancraGEN® test on April 24, 2025 which resulted in specimens for first-line fluid chemistry and PancraGEN® testing not being accepted by the Company after May 2, 2025;

●	our secured lender has the right to foreclose on substantially all of our assets if we are unable to timely repay our outstanding obligations;

●	our dependence on sales and reimbursements from our clinical services for all of our revenue;

●	our ability to continue to generate sufficient revenue from our clinical service products and other products and/or solutions that we develop in the future is important for our ability to meet our financial and other targets;

●	our ability to finance our business on acceptable terms in the future, which may limit the ability to grow our business, develop and commercialize products and services, and develop and commercialize new molecular clinical service solutions and technologies;

●	our dependence on third parties for the supply of some of the materials used in our clinical services tests;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (“LDTs”), pricing of our tests and services and patient access limitations;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our being subject to the controlling interests of our two private equity investors who control, on an as-converted basis, as of October 31, 2025, an aggregate of 84.0% of our outstanding shares of Common Stock through their holdings of our Series C Preferred Stock, and this concentration of ownership may have a substantial influence on our decisions;

●	the delisting of our Common Stock from Nasdaq has adversely affected and may continue to adversely affect our Common Stock and business and financial condition;

●	the effect of the removal of our Common Stock on August 18, 2025 from trading on the OTCQX for failure to meet market capitalization requirements and subsequent placement on the OTCID;

●	our ability to remediate the material weakness identified in our internal control over financial reporting as of September 30, 2025;

●	our determination to restate prior period consolidated financial statements and its impact on investor confidence and reputational issues;

●	any impacts from current global, economic, sovereign and political conditions and uncertainties, including the effects of, and uncertainty regarding, new or proposed tariff or trade regulations;

●	our ability to implement our business strategy; and

●	the potential impact of existing and future contingent liabilities on our financial condition.

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

Impact of Our Reliance on CMS and Novitas

Along with many laboratories, we have been negatively impacted by LCD L39365, which was finalized on April 24, 2025 by our local Medicare Administrative Contractor, Novitas. This LCD, which governs “Genetic Testing for Oncology,” resulted in the loss of existing Medicare coverage for one of our molecular tests, PancraGEN®.

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

On January 27, 2025, the Company announced that CMS had directed its Medicare Administrative Contractors, Novitas and First Coast Service Options, Inc., to delay implementation of the Genetic Testing for Oncology LCD (L39365), from February 23, 2025 until April 24, 2025. On April 24, 2025, the Company announced that the LCD would take effect immediately. Because PancraGEN® is primarily ordered for Medicare patients, the decision to end reimbursement coverage means that the Company will not be able to continue offering this test. Specimens for first-line fluid chemistry and PancraGEN® testing were not accepted by the Company after May 2, 2025. As a result of the loss of PancraGEN®, the Company implemented its Restructuring Plan whereby it reduced its workforce and impacted employees received severance benefits. The Company incurred restructuring and related costs of approximately $0.5 million in the second quarter of 2025 and approximately $0.7 million for the nine months ended September 30, 2025.

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

Condensed Consolidated Results of Operations for the Quarter Ended September 30, 2025 Compared to the Quarter Ended September 30, 2024 (unaudited, in thousands)

	Three Months Ended September 30,
	2025	2025	2024	2024
		% to		% to
		revenue		revenue

Revenue, net	$8,756	100.0%	$12,295	100.0%
Cost of revenue	3,317	37.9%	4,393	35.7%
Gross profit	5,439	62.1%	7,902	64.3%
Operating expenses:
Sales and marketing	2,087	23.8%	2,864	23.3%
Research and development	150	1.7%	199	1.6%
General and administrative	2,057	23.5%	2,538	20.6%
Total operating expenses	4,294	49.0%	5,601	45.6%

Operating income	1,145	13.1%	2,301	18.7%
Interest accretion expense	-	0.0%	(4)	0.0%
Note payable interest	(30)	-0.3%	(141)	-1.1%
Other expense, net	(115)	-1.3%	(394)	-3.2%
Income from continuing operations before tax	1,000	11.4%	1,762	14.3%
(Benefit) provision for income taxes	(11)	-0.1%	4	0.0%
Income from continuing operations	1,011	11.5%	1,758	14.3%

Loss from discontinued operations, net of tax	(100)	-1.1%	(82)	-0.7%

Net income	$911	10.4%	$1,676	13.6%

Revenue, net

Revenue, net for the three months ended September 30, 2025 decreased by $3.5 million, or 29%, to $8.8 million, compared to $12.3 million for the three months ended September 30, 2024. The decrease in net revenue was primarily driven by the loss of reimbursement for PancraGEN® in April 2025, which resulted in specimens for PancraGEN® testing no longer being accepted by the Company.

Cost of revenue

Consolidated cost of revenue for the three months ended September 30, 2025 was $3.3 million, as compared to $4.4 million for the three months ended September 30, 2024. As a percentage of revenue, cost of revenue increased to 38% for the three months ended September 30, 2025 as compared to approximately 36% in the comparable prior year period. This increase can be attributed to the decline in revenue mentioned above and costs decreasing at a lower rate overall.

Gross profit

Consolidated gross profit was approximately $5.4 million for the three months ended September 30, 2025 and $7.9 million for the three months ended September 30, 2024. The decrease is attributed to the lower revenue discussed above.

Sales and marketing expense

Sales and marketing expense was approximately $2.1 million for the three months ended September 30, 2025 and $2.9 million for the three months ended September 30, 2024. The decrease can be attributed to the reduction in salesforce size as a result of the loss of PancraGEN® reimbursement as discussed previously. As a percentage of revenue, sales and marketing expense was approximately 24% for the three months ended September 30, 2025 and 23% for the three months ended September 30, 2024.

Research and development

Research and development expense was approximately $0.2 million for both the three months ended September 30, 2025 and September 30, 2024, respectively. As a percentage of revenue, research and development expense was approximately 2% in both periods.

General and administrative

General and administrative expense was approximately $2.1 million for the three months ended September 30, 2025 and $2.5 million for the three months ended September 30, 2024. The decrease can be primarily attributed to a decrease in professional services costs.

Operating income

There was operating income from continuing operations of $1.1 million for the three months ended September 30, 2025 as compared to operating income from continuing operations of $2.3 million for the three months ended September 30, 2024. The decrease in operating income from continuing operations was primarily attributable to the decrease in revenue associated with the loss of PancraGEN® reimbursement.

Note payable interest expense

Note payable interest expense was $30,000 for the three months ended September 30, 2025 and $0.1 million for the three months ended September 30, 2024 due to a lower principal balance in 2025. The interest expense was attributable to the Term Loan.

Provision for income taxes

There was an income tax benefit of approximately $11,000 for the three months ended September 30, 2025 and there was income tax expense of $4,000 for the three months ended September 30, 2024.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.1 million for both the three months ended September 30, 2025 and for the three months ended September 30, 2024, respectively.

Condensed Consolidated Results of Operations for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024 (unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2025	2024	2024
		% to		% to
		revenue		revenue

Revenue, net	$29,504	100.0%	$34,515	100.0%
Cost of revenue	11,418	38.7%	12,496	36.2%
Gross profit	18,086	61.3%	22,019	63.8%
Operating expenses:
Sales and marketing	7,811	26.5%	8,571	24.8%
Research and development	500	1.7%	483	1.4%
General and administrative	7,268	24.6%	6,918	20.0%
Total operating expenses	15,579	52.8%	15,972	46.3%

Operating income	2,507	8.5%	6,047	17.5%
Interest accretion expense	-	0.0%	(34)	-0.1%
Note payable interest	(156)	-0.5%	(514)	-1.5%
Other expense, net	(112)	-0.4%	(406)	-1.2%
Income from continuing operations before tax	2,239	7.6%	5,093	14.8%
Provision for income taxes	7	0.0%	12	0.0%
Income from continuing operations	2,232	7.6%	5,081	14.7%

Loss from discontinued operations, net of tax	(314)	-1.1%	(260)	-0.8%

Net income	$1,918	6.5%	$4,821	14.0%

Revenue, net

Revenue, net for the nine months ended September 30, 2025 decreased by $5.0 million, or 15%, to $29.5 million, compared to $34.5 million for the nine months ended September 30, 2024. The decrease in net revenue was largely driven by the loss of PancraGEN® revenue discussed above.

Cost of revenue

Consolidated cost of revenue for the nine months ended September 30, 2025 was $11.4 million and $12.5 million for the nine months ended September 30, 2024. As a percentage of revenue, cost of revenue was approximately 39% for the nine months ended September 30, 2025 as compared to 36% for the nine months ended September 30, 2024.

Gross profit

Consolidated gross profit was approximately $18.1 million for the nine months ended September 30, 2025 and $22.0 million for the nine months ended September 30, 2024. The gross profit percentage was approximately 61% for the nine months ended September 30, 3025 and 64% for the nine months ended September 30, 2024. The decrease was primarily due to the decrease in PancraGEN® revenue discussed above.

Sales and marketing expense

Sales and marketing expense was approximately $7.8 million for the nine months ended September 30, 2025 and $8.6 million for the nine months ended September 30, 2024. The nine months ended September 30, 2025 included approximately $0.5 million in employee severance and related costs related to the implementation of the Restructuring Plan. As a percentage of revenue, sales and marketing expense increased to 26% from 25% in the comparable prior year period due to the decrease in revenue.

Research and development

Research and development expense was approximately $0.5 million for both the nine months ended September 30, 2025 and September 30, 2024, respectively. As a percentage of revenue, research and development expense increased to 2% from 1% in the comparable prior year period.

General and administrative

General and administrative expense was approximately $7.3 million for the nine months ended September 30, 2025 and $6.9 million for the nine months ended September 30, 2024. The increase can be primarily attributed to a $0.2 million asset impairment charge related to lab supplies associated with PancraGEN® for the nine months ended September 30, 2025 and the reversal of $0.5 million in expense related to the Company’s former contingent consideration liability for the nine months ended September 30, 2024. This was partially offset by a reduction in professional services costs for the nine months ended September 30, 2025.

Operating income

Operating income from continuing operations was $2.5 million for the nine months ended September 30, 2025 as compared to operating income from continuing operations of $6.0 million for the nine months ended September 30, 2024. The decrease in operating income from continuing operations was primarily attributable to the loss of PancraGEN® revenue discussed above.

Note payable interest expense

Note payable interest expense was $0.2 million for the nine months ended September 30, 2025 and $0.5 million for the nine months ended September 30, 2024. The interest expense was attributable to the Term Loan.

Provision for income taxes

Income tax expense was approximately $7,000 for the nine months ended September 30, 2025 and $12,000 for the nine months ended September 30, 2024.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.3 million for both the nine months ended September 30, 2025 and September 30, 2024, respectively.

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

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Income from continuing operations (GAAP Basis)	$1,011	$1,758	$2,232	$5,081
Depreciation and amortization	111	85	307	205
Stock-based compensation	7	86	31	218
Severance & related expense	-	-	692	-
Asset impairment - lab supplies	-	-	198	-
Taxes (benefit) expense	(11)	4	7	12
Interest accretion expense	-	4	-	34
Note payable interest	30	141	156	514
Other expense/income, net	10	(10)	25	(40)
Change in fair value of note payable	105	404	87	445
Adjusted EBITDA	$1,263	$2,472	$3,735	$6,469

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

The Term Loan contains affirmative and negative restrictive covenants, including restrictions on certain mergers, acquisitions, investments and encumbrances which could adversely affect our ability to conduct our business. The Term Loan also contains customary events of default. The balance of the Term Loan outstanding at September 30, 2025 was $1.0 million.

For the nine months ended September 30, 2025, we had operating income from continuing operations of $2.5 million. As of September 30, 2025, we had cash and cash equivalents of $1.4 million, total current assets of $9.1 million and current liabilities of $5.9 million. As of November 7, 2025, we had approximately $2.1 million of cash and cash equivalents.

During the nine months ended September 30, 2025, net cash provided by operating activities was $3.7 million. The main component of cash provided by operating activities was our net income of $1.9 million. During the nine months ended September 30, 2024, net cash provided by operating activities was $3.5 million. The main component of cash provided by operating activities was our net income of $4.8 million, partially offset by an increase in accounts receivable of $2.2 million.

During the nine months ended September 30, 2025 net cash used in investing activities of $0.3 million was primarily related to the purchase of lab equipment. During the nine months ended September 30, 2024, net cash used in investing activities was approximately $0.7 million which pertained to upgrades to the lab and the purchase of lab equipment.

For the nine months ended September 30, 2025, cash used in financing activities was $3.4 million, which were payments made on the Term Loan. For the nine months ended September 30, 2024, cash used in financing activities was $4.1 million, which were payments made on the Term Loan.

We generated positive cash flows from operations for the nine months ending September 30, 2025. We intend to meet our ongoing capital needs by using our available cash as well as through targeted margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options and other strategic alternatives.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on management’s evaluation of the Company’s disclosure controls and procedures, the principal executive officer and principal financial officer of the Company have identified a material weakness in the Company’s internal control over financial reporting in the quarterly period ended December 31, 2024 related to the accruing of royalty expense and the understanding of the complex agreements associated with the royalties, and have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025, as a result of such material weakness in the Company’s internal control over financial reporting.

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

Date: November 12, 2025	Interpace Biosciences, Inc.
(Registrant)

/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	/s/ Christopher McCarthy
Christopher McCarthy
Chief Financial Officer
(Principal Financial Officer)

