Form 10-K
period 2025-12-31
INTERPACE BIOSCIENCES, INC.
filed 2026-03-30
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,631,295 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2026, 27,700,904 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the Registrant’s definitive proxy statement for the 2026 annual meeting of stockholders, or Proxy Statement, or will be included in an amendment hereto, to be filed within 120 days of the end of the fiscal year ended December 31, 2025. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	our expectations of future revenues, expenditures, capital or other funding requirements;

●	our reliance on Medicare reimbursement for our clinical services and our being able to successfully restructure ourselves and maintain profitability as a result of the decision of the Center for Medicare and Medicaid Services (“CMS) to cease reimbursement coverage of our PancraGEN® test on April 24, 2025 which resulted in specimens for first-line fluid chemistry and PancraGEN® testing not being accepted by the Company after May 2, 2025;

●	our dependence on sales and reimbursements from our clinical services for all of our revenue;

●	our reliance on sales of our molecular diagnostic tests for thyroid cancer, ThyGeNEXT® and ThyraMIR®v2, following the loss of reimbursement for and resulting discontinuance of PancraGEN®, our pancreatic cancer test;

●	our ability to continue to generate sufficient revenue from our clinical service products and other products and/or solutions that we develop in the future is important for our ability to meet our financial and other targets;

●	our ability to finance our business on acceptable terms in the future, which may limit the ability to grow our business, develop and commercialize products and services, and develop and commercialize new molecular clinical service solutions and technologies;

●	our dependence on third parties for the supply of some of the materials used in our clinical services tests;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (“LDTs”), pricing of our tests and services and patient access limitations;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our being subject to the controlling interests of our two private equity investors who control an aggregate of 84% of our outstanding shares of common stock and this concentration of ownership may have a substantial influence on our decisions;

●	the delisting of our common stock from Nasdaq, the removal of our common stock from trading on the OTCQX on August 18, 2025 and the subsequent trading of our common stock on the OTCID has adversely affected and may continue to adversely affect our common stock and business and financial condition;

●	our determination to restate prior period consolidated financial statements and its impact on investor confidence and reputational issues;

●	our ability to implement our business strategy; and

●	the potential impact of future contingent liabilities on our financial condition.

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

In this Form 10-K, references to “we,” “our,” “us,” “Interpace” and the “Company” refer to Interpace Biosciences, Inc., including consolidated subsidiaries as of December 31, 2025.

PART I

ITEM 1.	BUSINESS

Company Overview

We are a company that provides esoteric molecular diagnostic testing and pathology services to aid physicians in their evaluation of cancer risk in patients with indeterminate biopsies and a perceived risk of cancer from clinical features. We develop and commercialize genomic tests that can personalize medicine to help improve patient diagnosis and management. Due to the decision of CMS to cease reimbursement coverage of our PancraGEN® test for assessing the risk of pancreatic cyst progression to cancer on April 24, 2025 which resulted in specimens for first-line fluid chemistry and PancraGEN® testing not being accepted by the Company after May 2, 2025, we are currently concentrating our efforts on our molecular diagnostic tests for thyroid cancer, ThyGeNEXT® and ThyraMIR®v2.

Customer Category	Types of Customers	Nature of Services
Clinical services	● Hospitals ● Physicians ● Cancer Centers ● Clinics ● Commercial laboratories ● Pathology groups	Clinical services that help guide patient management decisions by providing information on the diagnosis and prognosis of indeterminate specimens. Guidance on genetic marker-related pharmaceutical treatment options, when available, is also provided.

Our clinical services’ customers consist primarily of physicians, hospitals, cancer centers, commercial laboratories, pathology groups and clinics. Our largest customer in 2025 for ThyGeNEXT® and ThyraMIR®v2 was Laboratory Corporation of America® or LabCorp. Our revenue channels include reimbursement by Medicare, Medicare Advantage, Medicaid, and direct client billings (for example, hospitals and clinics), and commercial payers such as Blue Cross® Blue Shield®, Aetna®, Cigna®, United Healthcare® and others.

Market Overview

Global Molecular Diagnostic Market

The global esoteric molecular diagnostics market, valued at $29.6 billion (USD) in 2025, is projected to grow to $32.6 billion (USD) in 2026 and to $75.9 billion (USD) by 2034, exhibiting a Compound Annual Growth rate, or CAGR, of 11.12% during the forecast period, according to Fortune Business Insights™ (Report ID: FBI108868, Updated January, 2026).

We believe that the specialty molecular diagnostics market offers significant growth and strong patient value given the substantial opportunity it affords to lower healthcare costs by helping to reduce unnecessary surgeries. We are keenly focused on growing our test volumes; securing additional insurance coverage and reimbursement; maintaining and growing our current reimbursement; supporting revenue growth for our molecular diagnostic tests; and expanding our business by developing and promoting synergistic products in our markets.

United States Clinical Oncology Market

Despite many advances in the treatment of cancer, it remains one of the greatest areas of unmet medical need. The American Cancer Society annually estimates new cancer cases and deaths within the United States (US). In 2026, there will be an estimated 2.1 million new cancer cases and more than 626,000 cancer deaths, corresponding to about 1,700 deaths per day.

In the United States, cancer remains one of the most significant causes of mortality, ranking second overall and representing the primary cause of death for individuals under the age of 85. Over the course of a lifetime, roughly one in three men and one in three women will be diagnosed with an invasive cancer. While cancer continues to be diagnosed most frequently in adults aged 65 and older, a growing share of cases now occurs in younger populations. Nearly three in ten diagnoses arise in individuals between 50 and 64 years of age, and approximately one in eight occur in people younger than 50.

The incidence, deaths and economic loss caused by cancer are staggering. Cancer-attributed medical care costs in the US are substantial and projected to increase dramatically by 2030 to an estimated $246 billion (USD). The following table adapted from the American Cancer Society (Cancer Facts & Figures 2026) shows estimated new cases and deaths in 2026 in the United States for selected major cancer types:

Cancer Type	Estimated New Cases	Estimated Deaths
Bladder	84,530	17,870
Breast	324,580	42,670
Colon and Rectal (Combined)	158,850	55,230
Kidney (and Renal Pelvis)	80,450	15,160
Leukemia (All Type)	67,790	23,910
Liver and Intrahepatic Bile Duct	42,340	30,980
Lung (Including Bronchus)	229,410	124,990
Melanoma	112,000	8,510
Non-Hodgkin’s Lymphoma	79,320	19.970
Pancreatic	67,530	52,740
Prostate	333,830	36,320
Thyroid	45,240	2,320

Source: American Cancer Society. Cancer Facts & Figures 2026.  Atlanta: American Cancer Society; 2026.

Our Strategy

Our primary goal is to drive exceptional growth while becoming a leader in providing high-quality and dependable personalized medicine. Our strategy is to grow our business organically and by selectively partnering—which could potentially include licensing, acquisitions or mergers, to generate positive returns for our shareholders. We expect to continue to further develop our existing endocrine assays and to also expand our presence in other markets where we have expertise and access. Our existing customer base and broad-based capabilities provide us a unique window not only into our current customers’ needs but also permit us to anticipate their future needs. Given the loss of CMS reimbursement for PancraGEN® which we discontinued in May 2025, we are adapting our strategy to mitigate the impact and continue to drive growth.

The key tactics to achieve our goals include:

●	Expanding awareness and use of our existing commercial products, ThyGeNEXT® and ThyraMIR®v2 through omnichannel marketing programs;

●	Implementation of automation and focus on improved operating efficiencies in the clinical laboratories to provide consistent superior quality testing and reporting at reduced costs;

●	Broadening coverage and reimbursement for our clinical tests including:

○	Continuing support of an internal managed care team;

○	Utilizing Key Opinion Leaders to educate on the validity and utility of our testing services; and

○	Establishing payer relationships and in-network contracts serving our diagnostic customers.

●	Expanding our commercial sales staff rationally, while supporting our products with high quality data and studies;

●	Exploring partnering or other opportunities to acquire new technologies and products; and

●	Expanding understanding and utilization of our bioinformatics data to improve our assays and elevate scientific understanding of the genetic drivers of cancer progression and aggressiveness.

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

We aim to provide physicians and patients with diagnostic options for detecting genomic and other molecular alterations that are associated with endocrine and potentially other cancers. Our clinical services’ customers consist primarily of physicians, hospitals and clinics.

Clinical services

Our clinical services business commercializes clinically useful molecular diagnostic tests and molecular pathology services. We commercialize esoteric diagnostic tests that are principally focused on risk-stratification of cancer to help personalize medicine and improve patient diagnosis and management. Our tests and services provide pathological, mutational and epigenetic analysis of fine-needle aspiration (FNA) biopsies derived from thyroid nodules, with the goal of better informing surgery or surveillance treatment decisions in patients suspected of thyroid cancer. The molecular diagnostic tests we offer enable healthcare providers to stratify cancer risk, helping to avoid unnecessary surgical treatment in patients at low risk, while also helping to identify patients that would benefit from a consideration of surgical intervention.

Our mission is to assist healthcare providers in the diagnosis, triage, and treatment of patients through advanced diagnostics. Our laboratory is licensed pursuant to federal law under Clinical Laboratory Improvement Amendments of 1988 (CLIA) and is accredited by the College of American Pathologists (CAP) and our products are approved by New York State. We are leveraging our laboratory to refine and commercialize our assays and products. We aim to provide physicians and patients with diagnostic options for detecting genomic and other molecular alterations that are associated with endocrine cancer. Our customers consist primarily of physicians, hospitals, and clinics.

We currently have two commercialized molecular diagnostic tests in the marketplace: ThyGeNEXT®, an oncogenic mutation panel that helps “rule-in” and “rule-out” malignancy in thyroid nodules and ThyraMIR®v2, used in combination with ThyGeNEXT®, to help in further refining the malignancy risk of indeterminate thyroid nodules utilizing a proprietary microRNA gene expression classifier.

 Endocrine Cancer Products

We currently market and sell a combination testing platform that can inform cancer risk in indeterminate thyroid nodules—those that are not clearly malignant or benign by cytology. ThyGeNEXT® is a next generation DNA and RNA sequencing oncogene and mRNA fusion panel. The markers within the ThyGeNEXT® oncogene panel provide clinical utility by informing diagnosis, prognosis, and targeted treatment guidance aligned to FDA-approved therapies for RET, NTRK, and other markers found within the panel. The ThyGeNEXT® assay evaluates the most common mutations associated with thyroid cancer. The results of this mutational analysis are then combined with the results of our unique microRNA-based endocrine cancer diagnostic test, ThyraMIR®v2. This assay measures the expression of eleven distinct microRNAs by both an algorithmic and pairwise expression analysis to further refine malignancy risk. The microRNA analysis can also inform malignancy risk in the absence of an identified mutation within the mutational analysis. The combined analysis provided by the ThyGeNEXT® and ThyraMIR®v2 testing platform, provides very high-performance metrics and narrow malignancy risk ranges to help guide patient management decision-making.

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

Endocrinologists, ear, nose and throat (“ENT”), and other specialists evaluate thyroid nodules for possible cancer by collecting cells through fine-needle aspiration (FNA) biopsies that are then analyzed by cytopathologists to determine whether or not a thyroid nodule is cancerous. It is estimated that approximately 25% or well over 100,000 biopsies analyzed annually yield indeterminate results, meaning they cannot be diagnosed as definitely being malignant or benign by cytopathology alone. In the past, guidelines recommended that some patients with indeterminate cytopathology results undergo surgery to remove all or part of their thyroid to obtain an accurate diagnosis by looking directly at the thyroid tissue. According to a study published by Wang, et al. in 2011, in approximately 77% of these cases, the thyroid nodule proved to be benign. Current practice and guidelines, such as those from the American Thyroid Association (ATA), support use of molecular analysis for nodules with indeterminate cytology results as this testing can prove beneficial to further characterize these lesions and help support optimal patient management.

The Endocrine Cancer Products franchise for indeterminant thyroid nodules, ThyGeNEXT® + ThyraMIR®v2, continues to demonstrate its strength in providing a solid foundation for continued growth, profitability, and Company expansion into other product offerings.

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

Our commercialization efforts for our clinical services are focused on endocrine (thyroid) cancer. Communication of our marketing messages and value propositions is accomplished through multiple channels, including a field-based commercial sales team of approximately 30 representatives and managers. In addition, we employ therapeutic specialists with advanced scientific training to aid in communicating complex scientific and medical information to leading physicians. Other channels of communication include print, digital advertising, social media, a web presence, peer-reviewed publications, and trade show exhibits. We believe that our molecular diagnostic tests provide value to payers, physicians, and patients by improving patient care and lowering healthcare costs through avoidance of unnecessary surgeries and by providing better diagnostic and prognostic insights to physicians. We support the value propositions of our tests through rigorous science that supports the analytical and clinical validity as well as clinical utility of our tests.

We also communicate to payers, integrated delivery systems and hospital systems about our molecular diagnostic tests’ value through highly trained professionals who are experienced in reimbursement and business-to-business selling and through face-to-face meetings, phone calls, and digital communications.

Competition

We compete on the basis of factors such as reputation, scientific expertise, service quality, management experience, performance record, customer satisfaction, accessibility, flexibility, ability to respond to specific customer needs, integration skills, and product portfolio and price. Increased competition and/or a decrease in demand for our clinical services may also lead to other forms of competition. We believe that our business has a variety of competitive advantages that allow us to compete successfully in the marketplace. While we believe we compete effectively with respect to each of these factors, certain competitors of ours are substantially larger than us and have greater capital, personnel, and other resources than we have. Many of our competitors also offer broader product lines and some have greater brand recognition. Moreover, our competitors may make rapid technological developments that may result in our technologies and products becoming obsolete before we recover the expenses incurred to develop them or before they generate significant revenue. Increased competition may lead to pricing pressures and competitive practices that could have a material adverse effect on our market share and our ability to attract new business opportunities as well as our business, financial condition and results of operations.

We also compete with physicians and the medical community who use traditional methods or local institution-created tests to diagnose endocrine cancers. We believe that we will need to continue to educate physicians and the medical community on the value and benefits of our molecular diagnostic tests in order to change clinical practices and continue to support the use of molecular diagnostic tests in clinical guidelines.

Specifically, in regard to our thyroid diagnostic tests, Veracyte, Inc., or Veracyte, has a molecular thyroid nodule cancer diagnostic test (Afirma) that is the current market leader and competes with our ThyGeNEXT® and ThyraMIR®v2 tests. Quest Diagnostics Incorporated, or Quest, currently offers a diagnostic test similar to the earlier version of our ThyGeNEXT® test and distributes the Afirma test in partnership with Veracyte. Sonic Healthcare USA, Inc., or Sonic, offers ThyroSeq®, a diagnostic test that analyzes genetic alterations using next-generation sequencing.

It is also possible that we may face future competition from other laboratory-developed tests (LDTs), developed by commercial laboratories or by other diagnostic companies utilizing similar or different technologies in the endocrine cancer molecular diagnostic tests space.

Research and Development

We continue to generate and publish clinical evidence mainly related to our products, ThyGeNEXT® and ThyraMIR®v2.

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

Our research and development costs are primarily clinical costs and were approximately $0.6 million and $0.7 million in 2025 and 2024, respectively.

Intellectual Property

Patents, trademarks and other proprietary rights are important to us. We generate our own intellectual property portfolio and hold numerous patents and patent applications covering our existing and future products and technologies. As of December 31, 2025, we owned ten issued United States Patents. The U.S. patents are directed to, amongst other things, methods of measuring carcinoembryonic antigen in a biological sample; methods for treating subject with a high risk of disease progression from Barrett’s metaplasia to esophageal adenocarcinoma; and methods of treating a subject identified with a papillary thyroid carcinoma. As of December 31, 2025, we owned four issued patents outside of the United States, one each in Australia, Canada, Japan, and Israel. As of December 31, 2025, we owned two pending patent applications in the United States. Provided all maintenance fees and annuities are paid, our issued United States patents expire from 2031 through 2034, our foreign patents expire in 2031, and our pending patent applications, if issued, are expected to expire between 2027 and 2038, absent any disclaimers, adjustments or extensions. Our patents are directed to certain technologies relating to detecting, diagnosing, and classifying thyroid tumors, pancreatic cysts and other forms of gastrointestinal disorders, such as Barrett’s esophagus.

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

In October 2014, we acquired RedPath Integrated Pathology Inc. (RedPath) which included its pancreatic and gastrointestinal assets. In May 2025, we discontinued sales of PancraGEN®, our molecular diagnostic test for pancreatic cancer, following the loss of CMS reimbursement. Additionally, we have a broad and growing trademark portfolio. We have secured trademark registrations for the marks PancraGEN®, PanDNA®, and BarreGEN® in the United States.

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

Raw Material and Suppliers

We procure reagents, equipment and other materials that we use to perform our tests from sole suppliers. We also purchase components used in our collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. Our most significant suppliers for reagents and supplies include Thermo Fisher Scientific Inc., Illumina, Inc., Qiagen N.V., Mettler-Toledo Rainin, LLC., and F. Hoffmann-La Roche AG. While we have developed alternate sourcing strategies for most of these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. If these suppliers can no longer provide us with the materials we need to perform the tests and for our collection kits, if the materials do not meet our quality specifications or are otherwise unusable, if we cannot obtain acceptable substitute materials, or if we elect to change suppliers, an interruption in test processing could occur, we may not be able to deliver patient reports and we may incur higher one-time switching costs. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supply were available. If our test volume decreases or we switch suppliers, we may hold excess lab supplies with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new test, we may experience supply issues as we ramp test volume.

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

Historically, the FDA has exercised enforcement discretion over most LDTs. On April 29, 2024, the FDA published a final rule that would have amended FDA’s device regulations to phase out enforcement discretion for many LDTs. On March 31, 2025, the District Court for the Eastern District of Texas vacated the final rule. As of the date of this filing, the vacatur remains in effect and FDA has not implemented the rule. Accordingly, FDA continues to exercise enforcement discretion over most LDTs, consistent with historical practice.

The FDA retains authority to regulate in vitro diagnostics as medical devices, and it is possible that the FDA could pursue new rulemaking, that Congress could enact legislation addressing IVCTs or LDTs, or that a future court or agency action could alter the current framework. Were FDA regulation of LDTs to be reestablished in whole or in part in the future, our LDTs could become subject to additional regulatory requirements, including potential premarket review, quality system, registration, or reporting obligations. We cannot predict whether or when the FDA or Congress may pursue further action. Compliance with any such requirements could be expensive, time-consuming, and could subject us to significant or unanticipated delays. To the extent the FDA ultimately regulates certain LDTs, our LDTs may be subject to certain additional regulatory requirements. Complying with the FDA’s requirements can be expensive, time-consuming, and subject us to significant or unanticipated delays. Insofar as we may be required to obtain premarket clearance or approval to perform or continue performing an LDT, we cannot assure you that we will be able to obtain such authorization. Even if we obtain regulatory clearance or approval where required, such authorization may not be for the intended uses that we believe are commercially attractive or are critical to the commercial success of our tests. As a result, the application of the FDA’s requirements to our tests could materially and adversely affect our business, financial condition, and results of operations. Additionally, if the FDA were in the future to require premarket review or device-level compliance for laboratory developed tests, we could become subject to quality system regulations applicable to medical device manufacturers.

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

Healthcare, Fraud, Abuse and Anti-Kickback Laws

The federal Anti-Kickback Statute makes it a felony for a person or entity, including a laboratory, to (among other things) “knowingly and willfully” offer, pay, solicit or receive remuneration, directly or indirectly, in exchange for or to induce the referral of an individual to a person or to purchase, order, arrange for or recommend the purchase of any item or service that is reimbursable under any federal health care program. A violation of the Anti-Kickback Statute, which is an intent-based statute, may result in imprisonment of up to 10 years and fines of up to $100,000 for each violation, or both. Convictions under the Anti-Kickback Statute result in mandatory exclusion from federal health care programs, generally for a minimum of five years. In addition, the United States Department of Health and Human Services (HHS) has the authority to impose civil monetary penalties and fines and to exclude healthcare providers and others engaged in prohibited activities from Medicare, Medicaid and other federal health care programs. Civil monetary penalties may be imposed of up to $127,973 per violation and damages of up to three times the total amount of remuneration offered, paid, solicited or received (these per-claim penalties are adjusted for inflation from time to time). Further, claims resulting from a violation of the Anti-Kickback Statute constitute false or fraudulent claims under the federal False Claims Act, discussed in more detail below.

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

In addition to the Anti-Kickback Statute, the Eliminating Kickbacks in Recovery Act of 2018, (EKRA) was enacted as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (SUPPORT Act). EKRA is an all-payer anti-kickback law that makes it a criminal offense to, among other things, pay any remuneration to induce referrals to, or in exchange for an individual using the services of a recovery home, a substance use clinical treatment facility, or laboratory. Although it appears that EKRA was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written. The term “laboratory” is defined broadly and without reference to any connection to substance use disorder treatment. EKRA is a criminal statute and violations can result in fines of up to $200,000, up to 10 years in prison, or both, per violation. As drafted, EKRA does not clearly protect incentive compensation to sales employees, a practice that is common in the industry. The government has not issued proposed or final regulations or other guidance interpreting EKRA. Recent enforcement actions and judicial interpretations suggest that EKRA may apply more broadly than initially anticipated, including potentially to certain commission-based compensation arrangements for laboratory sales personnel. Regulatory guidance remains limited and enforcement interpretations may evolve.

Several other healthcare fraud and abuse laws could have an effect on our business. For example, provisions of the Social Security Act permit Medicare and Medicaid to exclude an entity that charges the federal healthcare programs substantially in excess of its usual charges for its services. The terms “usual charge” and “substantially in excess” are ambiguous and subject to varying interpretations. Further, the federal False Claims Act, discussed in more detail below, prohibits, among other things, a person from knowingly submitting a false or fraudulent claim and making a false record or statement in order to secure payment or retaining an overpayment by the federal government. In addition to actions initiated by the government itself, the False Claims Act authorizes actions to be brought on behalf of the federal government by a private party, known as a relator, having knowledge of the alleged fraud. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the relator succeeds in obtaining redress without the government’s involvement, then the relator will receive a percentage of the recovery. Penalties under the federal False Claims Act can include up to three times the damages sustained by the federal program and between $14,308 and $28,619 per claim (these per-claim penalties are adjusted for inflation from time to time). Further, numerous states have enacted state false claims acts that apply to state government programs. Finally, the Social Security Act includes its own provisions that prohibit the filing of false claims or submitting false statements in order to obtain payment. Violation of these provisions may result in fines, imprisonment or both, and possible exclusion from Medicare or Medicaid programs.

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

Persons or entities found to violate the Stark Law are required to refund any payments received pursuant to a referral prohibited by these laws to the patient, or the Medicare program, as applicable. Sanctions for a violation of the Stark Law include the following:

●	denial of payment for the services provided in violation of the prohibition;

●	refunds of amounts collected by an entity in violation of the Stark Law;

●	a civil penalty of up to $31,670 for each service arising out of the prohibited referral;

●	possible exclusion from federal healthcare programs, including Medicare and Medicaid; and

●	a civil penalty of up to $211,143 against parties that enter into a scheme to circumvent the Stark Law’s prohibition.

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

Federal and State Consumer Protection Laws

The Federal Trade Commission, or FTC, is an independent U.S. law enforcement agency charged with protecting consumers and enhancing competition across broad sectors of the economy. In 2022, the FTC has said that it will be evaluating new data privacy regulations, which, if adopted, could impact our operations. The FTC’s authority with respect to data privacy and security comes from Section 5 of the FTC Act. The FTC uses its broad grant of authority to regulate data privacy and security, using its powers to investigate, fueled by its authority to issue civil investigative demands, and bring lawsuits. Where appropriate, the FTC can seek a variety of remedies, such as but not limited to requiring the implementation of comprehensive privacy and security programs, data and/or algorithmic disgorgement, biennial assessments by independent experts, monetary redress to consumers, and provision of robust notice and choice mechanisms to consumers.

The FTC is not the sole regulator in the federal arena, with the Department of Justice, or DOJ, taking recent steps to protect Americans’ bulk sensitive data against intrusion or access by countries of concern. The recent DOJ Final Rule on Preventing Access to Bulk US Sensitive Data by Countries of Concern, codified at 28 CFR Part 202, imposes detailed prohibitions and/or restrictions on certain data transfers to certain named countries or individuals. So far, those countries include China (including Hong Kong and Macao), Cuba, Iran, North Korea, Russia, and Venezuela. While the Final Rule is subject to enforcement by the DOJ and Attorney General, private litigants have cited violations of the rule in their state UDAP claims.

In addition to the FTC Act and other federal laws/rules, many U.S. states have unfair and deceptive acts and practices statutes, known as UDAP statutes, that are substantively similar to the FTC Act and have been applied in the privacy and data security context. These UDAP statutes vary in substance and strength from state to state. Many have broad prohibitions against unfair and deceptive acts and practices. These statutes generally allow for private rights of action and are enforced by the states’ Attorneys General.

More than twenty states have adopted comprehensive consumer privacy laws that are in effect or will take effect within the next 12 to 24 months, and regulate how certain for-profit businesses collect, use, and disclose the personal information of consumers who reside in each respective state. While the specific consumer rights vary from state-to-state, generally these laws confer to consumers in the state the right to: receive notice of information collection and use practices; access, delete, correct, or transfer personal information and opt out of the “sale” of their personal information or the use of their information for targeted advertising. These laws also require companies to adopt reasonable measures to safeguard the personal information that is collected and regulate categories of “sensitive” data such as information associated with minors, citizenship, consumer-generated health information (outside of HIPAA-covered PHI), and other personal data for which these state laws have designated special protection. These laws do not, however, apply to personal information that constitutes PHI under HIPAA, de-identified data as defined under HIPAA or in some instances, HIPAA-regulated entities. As a result, we do not or likely will not have compliance obligations with respect to most testing and patient information we collect and process. However, we are required to comply with these consumer privacy laws insofar as we collect other categories of consumers’ personal information, for example from website visitors. These state consumer privacy laws are generally enforced by the respective state Attorney General. California’s law also includes a private right of action for certain data breaches.

Washington State has passed the My Health My Data Act or MHMDA, which came into effect on March 31, 2024. MHMDA regulates consumer health data that is not otherwise subject to HIPAA. The definition of “consumer health data” is broad and applies to a variety of health-related information including non-health information that is used to infer some aspect of current or future medical conditions. MHMDA requires additional transparency requirements related to how companies handle non-HIPAA covered health data as well as additional technical safeguards for “consumer health data.” MHMDA also requires that companies obtain the consent of individuals for certain uses of their “consumer health data.” MHMDA also gives Washington residents a variety of rights, similar to those in the state consumer privacy laws discussed above, and related to the resident’s “consumer health data.” Unlike the consumer state laws, MHMDA includes a private right of action. Should the company become subject to an action brought under MHMDA, it could have an impact on our operations. Nevada and Connecticut have passed substantially similar consumer privacy health laws that came into effect in 2024 and 2023, respectively. However, the Nevada and Connecticut laws do not include a private right of action.

Certain state laws, including biometric and genetic privacy statutes, may impose additional requirements beyond HIPAA with respect to the collection, storage, and use of genetic information. Some of these statutes include private rights of action, which may increase litigation risk. Dozens of other states in the United States are currently considering similar, consumer data privacy laws, which could impact our operations if enacted.

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

We generally bill third-party payers and individual patients for testing services on a test-by-test basis. Third-party payers include Medicare, private insurance companies, institutional direct clients and Medicaid, each of which has different billing requirements. Medicare reimbursement programs are complex and often ambiguous and are continuously being evaluated and modified by CMS. Our ability to receive timely reimbursements from third-party payers is dependent on our ability to submit accurate and complete billing statements, and/or correct and complete missing and incorrect billing information. Missing and incorrect information on reimbursement submissions slows down the billing process and increases the aging of accounts receivable. We must bill Medicare directly for tests performed for Medicare patients and must accept Medicare’s fee schedule for the covered tests as payment in full. State Medicaid programs are generally prohibited from paying more than the Medicare fee schedule. Since 2021, we have been contracted with XIFIN, Inc. (“XIFIN”), a healthcare billing services management company, to help manage our third-party billing.

Some billing arrangements require us to bill multiple payers, and there are several other factors that complicate billing (e.g., disparity in coverage and information requirements among various payers and incomplete or inaccurate billing information provided by ordering physicians). Several private payers have implemented pre-authorization requirements for molecular and genetic testing, including Anthem Blue Cross Blue Shield and United Healthcare, as well as various lab benefit companies such as American Imaging Management, Inc., or AIM, and Beacon Lab Benefits Solutions, or Beacon. In addition, more commercial payers are contracting with and delegating risk for lab services costs to lab benefits management companies (e.g. eviCore healthcare, AIM, and Beacon). This requires us to go through their technology assessment process to secure coverage and obtain a contract as an in-network lab provider for our services. Laboratory benefit managers may require separate technology assessments, prior authorization protocols, or contractual arrangements as a condition of coverage. Failure to obtain or maintain approval could materially reduce test volume. We also incur additional costs as a result of our participation in Medicare and Medicaid programs because diagnostic testing services are subject to complex, stringent and frequently ambiguous federal and state laws and regulations, including those relating to coverage, billing and reimbursement. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further cost and complexity to the billing process. Further, our billing systems require significant technology investment and, as a result of marketplace demands, we need to continually invest in our billing systems. Changes in laws and regulations could further complicate our billing and increase our billing expense. CMS establishes procedures and continuously evaluates and implements changes to the reimbursement process and requirements for coverage.

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

United States and other government regulations governing coverage and reimbursement for molecular diagnostic testing may affect, directly or indirectly, the design of our tests and the potential market for their use. The availability of third-party reimbursement for our tests and services may be limited or uncertain. Third-party payers may deny coverage if they determine that the tests or service has not received appropriate Food and Drug Administration (FDA) or other government regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payer, or is deemed by the third-party payer to be experimental, unnecessary or inappropriate. Furthermore, third-party payers, including federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations, frequently challenge the prices, medical necessity, and cost-effectiveness of healthcare products and services, including laboratory tests. Such payers may limit coverage of our tests to specific, limited circumstances, may not provide coverage at all, or may not provide adequate reimbursement rates, if covered. Further, one payer’s determination to provide coverage does not ensure that other payers will also provide coverage for the test. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to maintain our revenue and growth. Coverage policies and third-party reimbursement rates may change at any time.

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

The Medicare Part B program contains fee schedule payment methodologies for clinical testing services performed for covered patients. CMS publishes annual updates to the Clinical Laboratory Fee Schedule, or CLFS, which is subject to local variations in pricing. In April 2014, President Obama signed the Protecting Access to Medicare Act of 2014, or PAMA, which included a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, CLFS rates are based upon the weighted median of private payor rates reported for each type of laboratory test. PAMA requires laboratories that receive a majority of their Medicare revenue from payments made under the CLFS and the Physician Fee Schedule, and at least $12,500 in CLFS revenue during the six month data collection period to report private payor data collected from such 6-month period (January 1 through June 30 in the applicable year) to CMS between January 1 through March 31 of the following year. Payment reductions based on PAMA-derived rates have been implemented for applicable tests and may continue through 2027 subject to statutory caps and any further legislative modification. Congress and CMS have continued to take legislative and administrative action that may delay, modify, or otherwise affect PAMA reporting and CLFS implementation, which may affect future payment rates for our tests.

PAMA, as amended by the Protecting Medicare and American Farmers from Sequester Cuts Act, among other laws, revised payment reductions and the data reporting schedule for approved Clinical Diagnostic Laboratory Tests (“CDLTs”) that are not Advanced Diagnostic Laboratory Tests. The most recent data reporting period concluded on March 31, 2025 and was based on the data collected from January 1, 2019 through June 30, 2019. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2018 through 2020 and to 15% per test per year in each of the years 2025 through 2027. Payments will not be reduced for 2021through 2024 for CDLTs.

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

Historically, most Medicare and Medicaid beneficiaries were covered under the traditional Medicare and Medicaid programs administered by the federal government. Reimbursement from traditional Medicare and Medicaid programs represented approximately 27% and 36% of our consolidated net revenues during 2025 and 2024, respectively. Over the last several years, the federal government has continued to expand its contracts with private health insurance plans for Medicare beneficiaries and has encouraged such beneficiaries to switch from the traditional Medicare fee-for-service programs to the private health insurance plans, called “Medicare Advantage” plans. There has been growth of health insurance payors offering Medicare Advantage plans and of beneficiary enrollment in these plans.

Medicare Advantage plans generally must provide coverage at least as favorable as Original Medicare for items and services covered by Original Medicare, but such plans may impose utilization management, prior authorization, network or other coverage restrictions. Local coverage determinations and Medicare Administrative Contractor policies (including LCDs issued by Novitas) are influential in determining coverage for Medicare beneficiaries, but Medicare Advantage plans and commercial payers may impose additional requirements that affect utilization and reimbursement. To the extent we maintain the LCD coverage policies with Novitas for our products, any shift of members from traditional Medicare to Medicare Advantage plans does not represent a risk of lost revenue. In recent years, in an effort to control costs, states also have mandated that Medicaid beneficiaries enroll in private managed care arrangements.

The current position of our laboratory is that it does not meet the definition of an “Applicable Manufacturer” under the “Sunshine Act” section of PPACA and therefore is not subject to the disclosure requirements contained in PPACA. However, as new regulations are implemented and diagnostic tests reclassified, this may change and the laboratory business may be subject to PPACA. There is no guarantee that our interpretation of the law is now or will be in the future consistent with government guidance and interpretation. Changes in regulatory interpretation or the classification of laboratory developed tests as medical devices could alter this analysis and subject us to reporting obligations, including as a result of future FDA rulemaking or legislation.

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

Employees

As of March 2, 2026, we had 102 full time employees and 102 total employees. We are not party to a collective bargaining agreement with any labor union.

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

Business Development

Series C Preferred Stock Investment by 1315 Capital and Ampersand and Conversion into Common Stock

On October 10, 2024, the Company, Ampersand 2018 Limited Partnership (“Ampersand”) and 1315 Capital II, L.P. (“1315 Capital” and, together with Ampersand, the “Investors”) entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which the Company exchanged (the “Exchange”) an aggregate of 47,000 shares of the Company’s existing Series B convertible preferred stock of the Company, par value $0.01 per share (the “Series B Preferred Stock”), comprised of 28,000 shares of Series B Preferred Stock held by Ampersand and 19,000 shares of Series B Preferred Stock held by 1315 Capital, which represented all of the Company’s issued and outstanding Series B Preferred Stock, for 47,000 newly created shares of Series C Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), at an issuance price per share of $1,000 (the “Stated Value”). In the Exchange, Ampersand received 28,000 shares of Series C Preferred Stock and 1315 received 19,000 shares of Series C Preferred Stock.

On January 20, 2026, the Company announced that all shares of Series C Preferred Stock have been converted into common stock, resulting in the issuance of approximately 23,267,327 shares of Interpace common stock (calculated as $1,000 stated value per preferred share divided by the $2.02 conversion price).

Of this amount, 1315 Capital owns approximately 9,405,941 shares of common stock, or approximately 34% of Interpace’s outstanding common stock, and Ampersand owns 13,861,386 shares of common stock, or approximately 50% of Interpace’s outstanding common stock, in both cases subject to change in connection with subsequent issuance activity and public float changes.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

●	We depend on a few payers for a significant portion of our revenue for our clinical services, and if one or more significant payers, including CMS, stops providing reimbursement as CMS did for our now discontinued PancraGEN® test, or decreases the amount of reimbursement for our tests, or if we are unable to successfully negotiate additional reimbursement contracts for our clinical services tests, our revenue could decline and our commercial success could be compromised.

●	We depend on sales and reimbursements from our clinical services for all of our revenue, specifically our molecular diagnostic tests for thyroid cancer, ThyGeNEXT® and ThyraMIR®v2, and we will need to generate sufficient revenue from these and other products and/or solutions that we develop or acquire to grow our business.

●	We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of our common stock.

●	Two private equity firms and their affiliates control, an aggregate of 84% of our outstanding shares of common stock through their holdings, and this concentration of ownership may have a substantial influence on our decisions.

●	If payers do not provide reimbursement, rescind or modify their reimbursement policies or delay payments for clinical services, or if we are unable to successfully negotiate additional reimbursement contracts for our clinical services tests, our commercial success could be compromised.

●	Clinical utility studies are important in demonstrating to both customers and payers a molecular diagnostic test’s clinical relevance and value. If we are unable to identify collaborators willing to work with us to conduct clinical utility studies, or the results of those studies do not demonstrate that a molecular diagnostic test provides clinically meaningful information and value, commercial adoption of such test may be slow, which would negatively impact our business.

●	Our existing clinical utility studies may be outdated and may not reflect current medical practice, which could adversely affect acceptance of our products and services.

●	If we are unable to develop or acquire tests, services and solutions to keep pace with rapid technological, medical and scientific change, our operating results and competitive position in the market could be affected.

●	Developing new tests and related services and solutions involves a lengthy and complex process, and we may not be able to commercialize on a timely basis, or at all, other tests, assays, services and solutions under development.

●	We may not be able to successfully implement any necessary future restructuring activities or other significant organizational changes.

●	The loss of members of our senior management team or our inability to attract and retain key personnel could adversely affect our business.

●	If we fail to comply with federal, state and foreign laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.

●	Legislation reforming the U.S. healthcare system may have a material adverse effect on our financial condition and operations.

●	Our ability to use our net operating loss carryforwards may be limited and may result in increased future tax liability to us.

●	We may acquire businesses or assets or make investments in other companies or testing, service or solution technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

●	The price and trading volume of our common stock may be highly volatile and could be further affected by events not within our control, and an investment in our common stock could suffer a decline in value.

●	The delisting of our common stock from Nasdaq, the removal of our common stock from trading on the OTCQX on August 18, 2025 and the subsequent trading of our common stock on the OTCID has adversely affected our common stock and business and financial condition.

●	If we fail to maintain and implement effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

●	Any weakness in our disclosure controls and procedures and our internal controls could have a material adverse effect on us.

●	We have anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of our common stock.

Risks Related to our Business

We depend on a few payers for a significant portion of our revenue for our clinical services, and if one or more significant payers, including CMS, stops providing reimbursement as CMS did with our now discontinued PancraGEN® test, or decreases the amount of reimbursement for our tests, or if we are unable to successfully negotiate additional reimbursement contracts for our clinical services tests, our revenue could decline and our commercial success could be compromised.

Revenue for clinical services tests performed on patients covered by Medicare and Medicare Advantage was approximately 38% of our revenue for the fiscal year ended December 31, 2025. The percentage of our revenue derived from significant payers for our clinical services tests is expected to fluctuate from period to period as our revenue increases, as additional payers provide reimbursement for such tests, and in the event that one or more payers were to stop reimbursing for our clinical services tests or change their reimbursement amounts.

Along with many laboratories, we have been negatively impacted by LCD L39365, which was finalized on April 24, 2025 by our local Medicare Administrative Contractor, Novitas. This LCD, which governs “Genetic Testing for Oncology,” resulted in the loss of existing coverage for one of our molecular tests, PancraGEN®.

On January 9, 2025, the Company announced the new LCD established non-coverage for its PancraGEN® test, and that it would stop offering the test and would not accept specimens for first-line fluid chemistry and PancraGEN® testing after February 7, 2025. As a result of the established non-coverage for PancraGEN®, the Company announced in January 2025 that its board of directors had approved a restructuring and cost-savings plan to reduce operating costs and better align its workforce with the loss of PancraGEN® (the “Restructuring Plan”).

On January 27, 2025, the Company announced that CMS had directed its Medicare Administrative Contractors, Novitas and First Coast Service Options, Inc., to delay implementation of the Genetic Testing for Oncology LCD (L39365), from February 23, 2025 until April 24, 2025. On April 24, 2025, the Company announced that the LCD would take effect immediately. Because PancraGEN® was primarily ordered for Medicare patients, the decision to end reimbursement coverage meant that the Company was no longer able to continue offering this test. Specimens for first-line fluid chemistry and PancraGEN® testing were not accepted by the Company after May 2, 2025. As a result of the loss of PancraGEN®, on April 25, 2025, the Company announced implementation of its previously approved Restructuring Plan whereby it reduced its workforce and impacted employees received severance benefits.

Novitas has been and is the current regional MAC that handles claims processing for Medicare services with jurisdiction for ThyGeNEXT® and ThyraMIR®v2. On a five-year rotational basis, Medicare requests bids for its regional MAC services. Any future changes in the MAC processing or coding for Medicare claims for our molecular diagnostic tests could result in a change in the coverage or reimbursement rates for such molecular diagnostic tests, or the loss of coverage.

Our ThyraMIR®v2 and ThyGeNEXT® tests are reimbursed by Medicare based on applicable CPT codes. Any future reductions from the current reimbursement rates for our clinical services tests would have a material adverse effect on business and results of operations.

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

Our quarterly and annual revenues and operating results may vary, which may cause the price of our common stock to fluctuate.

Our quarterly and annual operating results may vary as a result of a number of factors, including:

●	uncertainty of cash collections which could impact or affect net realizable values of sales of our tests and services;

●	inability of our laboratory to perform tests;

●	progress or lack of progress in developing and commercializing tests and services;

●	favorable or unfavorable decisions about our tests or services or reimbursement rates from government regulators, insurance companies, customers, or other third-party payers;

●	the commencement, delay, cancellation or completion of sales and marketing programs;

●	timing and amount of expenses for implementing new programs and accuracy of estimates of resources required for ongoing programs;

●	adoption of, and coverage and reimbursement for, our tests;

●	changes in our relationships with key collaborators, suppliers, customers and third parties;

●	fluctuations in net revenue due to changes in the valuation of our patient accounts;

●	fluctuations in R&D, business development and spending for clinical trials;

●	timing and integration of any acquisitions; and

●	changes in regulations related to diagnostics, pharmaceutical, biotechnology and healthcare companies.

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

All of our revenue is derived from our clinical services business and specifically our ThyraMIR®v2 and ThyGeNEXT® tests. We have molecular diagnostics tests and complimentary service extensions that are in development, but there can be no assurance that we will be able to successfully commercialize or sufficiently increase revenues from those tests. If we are unable to increase sales of our molecular diagnostic tests, expand reimbursement for these tests, or successfully develop and commercialize other molecular diagnostic tests, our revenue and our ability to achieve and sustain profitability would be impaired, and this could have a material adverse effect on our business, financial condition and results of operations, and the market price of our common stock could decline.

We rely on third parties to process and transmit claims to payers for our clinical services, and any delay in processing or transmitting could have an adverse effect on our revenue and financial condition.

We rely on third parties to provide overall processing of claims and to transmit actual claims to payers based on specific payer billing formats. If claims for our clinical services are not submitted to payers on a timely basis, or if we are required to switch to a different third-party processor to handle claim submissions, we may experience delays in our ability to process claims and receive payment from payers, which could have a material adverse effect on our business, financial condition and results of operations.

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

We may need to finance our business in the future through collaborations, equity offerings, debt financings, licensing arrangements or other dilutive or non-dilutive means. Over the last four years, we have entered into $5 million secured promissory notes with our two private equity investors, a $7.5 million revolving credit facility with Comerica Bank, an $8 million term loan (the “Term Loan”) with BroadOak Fund V, L.P. (“BroadOak”), and a $2 million convertible note with BroadOak, all of which has been repaid.

New funding may not be available to us on acceptable terms, or at all. If we seek to raise funds by issuing additional equity securities, dilution to our stockholders could result. Since our common stock has been delisted from Nasdaq and is currently quoted on the OTCID, it has been very difficult for us to raise funds on the public markets. In addition, we are currently ineligible to use a Form S-3 shelf registration statement. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, limitations on our ability to enter into mergers or acquisition of assets, and other operating restrictions that could adversely affect our ability to conduct our business.

Risks Related to our Preferred Stock

We may issue additional preferred stock in the future, and the terms of the preferred stock may reduce the value of our common stock.

We are authorized to issue up to five million shares of preferred stock in one or more series. Our Board may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue additional preferred stock, it could affect stockholder rights or reduce the market value of our outstanding common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. We have designated, issued and sold an aggregate of 47,000 outstanding shares of Series C Preferred Stock. These shares were converted to common stock in January 2026.

Two private equity firms and their affiliates control an aggregate of 84% of our outstanding shares of common stock and this concentration of ownership may have a substantial influence on our decisions.

As of February 28, 2026, Ampersand and its affiliates beneficially own 50% of the Company’s outstanding common stock of 27,700,904 shares and 1315 Capital and its affiliates beneficially own 34%. The sale by such holders of one or more large blocks of our common stock could have a negative impact on the market price of our common stock.

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

As we grow and introduce new clinical services tests and other services, we will likely need to add new codes to our billing process as well as our financial reporting systems. Failure or delays in effecting these changes in external billing and internal systems and processes could negatively affect our revenue and cash flow from our clinical services. Additionally, our billing activities require us to implement compliance procedures and oversight, train and monitor our employees or contractors, challenge coverage and payment denials, assist patients in appealing claims, and undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Payers also conduct external audits to evaluate payments, which adds further complexity to the billing process. These billing complexities, and the related uncertainty in obtaining payment for our diagnostic solutions, could negatively affect our revenue and cash flow, our ability to achieve profitability, and the consistency and comparability of our results of operations.

If payers do not provide reimbursement, rescind or modify their reimbursement policies or delay payments for clinical services, or if we are unable to successfully negotiate additional reimbursement contracts for our clinical services tests, our commercial success could be compromised.

Physicians may generally not order our clinical services tests unless payers reimburse a substantial portion of the test price. There is uncertainty concerning third-party reimbursement of any test incorporating new molecular diagnostic technology. Reimbursement by a payer may depend on a number of factors, including a payer’s determination that tests such as our molecular diagnostic tests are: (a) not experimental or investigational; (b) pre-authorized and appropriate for the patient; (c) cost-effective; (d) supported by peer-reviewed publications; and (e) included in clinical practice guidelines. Since each payer generally makes its own decision as to whether to establish a policy or enter into a contract to reimburse our clinical services tests, seeking these approvals is a time-consuming and costly process. Although we have contracted rates of reimbursement with certain payers, which establishes allowable rates of reimbursement for our ThyGeNEXT® and ThyraMIR®v2 assays, payers may suspend or discontinue reimbursement at any time, may require or increase co-payments from patients, may impose pre-authorization requirements, may establish non-coverage for our tests, or may reduce the reimbursement rates paid to us. Any such actions could have a negative effect on our revenue for our clinical services tests. See “Business – Government Regulations and Industry Guidelines - Third Party Coverage and Reimbursement for our Clinical Services.”

We have contracted rates of reimbursement with select payers for ThyGeNEXT® and ThyraMIR®v2. Without a contracted rate for reimbursement, claims may be denied upon submission, and we may need to appeal the claims. The appeals process is time-consuming and expensive and may not result in payment. We expect to continue to focus resources on increasing adoption of, and coverage and reimbursement for, our molecular diagnostic tests. We cannot, however, predict whether, under what circumstances, or at what payment levels payers will reimburse us for our molecular diagnostic tests, if at all. In addition to our current commercial products on the market and in our pipeline, the launch of any new molecular diagnostic tests in the future may require that we expend substantial time and resources in order to obtain and retain reimbursement. Also, payer consolidation can create uncertainty as to whether coverage and contracts with existing payers will even remain in effect. Finally, commercial payers may tie their allowable rates to Medicare rates, and should Medicare reduce their rates, we may be negatively impacted. If we fail to establish broad adoption of and reimbursement for our assays, or if we are unable to maintain existing reimbursement from payers, our ability to generate revenue for our clinical services tests could be harmed and this could have a material adverse effect on our business, financial condition and results of operations.

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

In many cases, practice guidelines in the United States have recommended therapies or surgery to determine if a patient’s condition is malignant or benign. Accordingly, physicians may be reluctant to order a diagnostic test that is not recommended by practice guidelines. In addition, our assays are performed at our laboratory rather than by a pathologist in a local laboratory, so pathologists may be reluctant to support our tests. Moreover, guidelines for the diagnosis and treatment of thyroid nodules may change to recommend another type of treatment protocol, and these changes may result in medical practitioners deciding not to use our molecular diagnostic tests. These facts may make physicians reluctant to use our assays, which could limit our ability to generate revenue from our clinical services tests and achieve profitability, which could have a material adverse effect on our business, financial condition and results of operations.

We may experience a reduction in revenue if patients decide not to use our clinical services tests.

Some patients may decide not to use our clinical services tests due to price, all or part of which may be payable directly by the patient if the patient’s insurer denies reimbursement in full or in part. Many insurers seek to shift more of the cost of healthcare to patients in the form of higher deductibles, co-payments, or premiums. In addition, the economic environment in the United States may result in the loss of healthcare coverage. Implementation of provisions of PPACA provided coverage for many patients, particularly in the individual market, who were previously either uninsured or faced high premiums. However, premiums for many of the plans participating in the exchanges established as part of this legislation have increased and some health plans have chosen to drop out of these networks in specific markets or the program altogether. In 2018, Congress passed legislation revising certain provisions of PPACA and federal agencies also have issued final rules to repeal or revise regulations governing the implementation of certain provisions of PPACA which may negatively impact our revenues. Overall, the scope and timing of any further legislation, judicial action or federal regulations to limit, revise, or replace PPACA or regulations governing its implementation is uncertain, but if enacted could have a significant impact on the U.S. healthcare system and our revenues. These events may result in an increase of uninsured patients, increases in premiums, and reductions in coverage for some patients. Patients may therefore delay or forego medical checkups or treatment due to their inability to pay for our clinical services tests, which could have a negative effect on our revenues. We do have a Patient Assistance Program that allows eligible patients to apply for assistance in covering a portion of their out-of-pocket obligation or all costs for claims denied as non-covered for our clinical services tests if they meet the criteria for participation.

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

Our existing clinical utility studies may be outdated and may not reflect current medical practice, which could adversely affect acceptance of our products and services.

The clinical utility studies supporting our products were conducted several years ago. Since that time, standards of care, clinical guidelines, competing technologies and diagnostic methodologies may have evolved. As a result, earlier studies may not fully reflect current clinical practice, patient populations, treatment paradigms or payer expectations. Physicians, payers or other stakeholders may view older studies as less persuasive or less relevant than more recent data, particularly if competing products are supported by newer evidence or more contemporary study designs. If our existing clinical utility studies are perceived as outdated, incomplete or not reflective of current standards of care, adoption of our products and services could be adversely affected. In addition, payers may require more recent or supplemental clinical utility data as a condition of coverage or reimbursement. We may therefore need to conduct additional or updated clinical utility studies to maintain or expand market acceptance and reimbursement. Such studies may be costly and time-consuming, may require collaboration with third parties, and may not generate results that are favorable or sufficient to support broader adoption or coverage. If we are unable to successfully conduct additional studies, or if the results do not demonstrate meaningful clinical benefit under current standards of care, our business, financial condition and results of operations could be materially adversely affected.

We rely on sole suppliers for some of the materials used in our tests and services, and we may not be able to find replacements or transition to alternative suppliers in a timely manner.

We rely on sole suppliers for certain materials that we use to perform our tests and services for our endocrine cancer diagnostic tests. We also purchase reagents used in our tests and services from sole-source suppliers. While we have developed alternate sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available in a timely manner. If these suppliers can no longer provide us with the materials we need to perform our tests and services, if the materials do not meet our quality specifications, or if we cannot obtain acceptable substitute materials, an interruption in test processing and services could occur. Any such interruption may directly impact our revenue and cause us to incur higher costs, which could materially and adversely impact our operations including without limitation our supply chain, which may have a material and adverse effect on our business, financial condition and results of operations.

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

While subject to oversight by CMS through its enforcement of CLIA, the FDA has historically asserted authority to regulate IVDs, including LDTs, as medical devices under the Federal Food, Drug and Cosmetic Act.

Historically, the FDA exercised enforcement discretion over most LDTs. On April 29, 2024, the FDA published a final rule that would have phased out enforcement discretion for many LDTs. On March 31, 2025, the United States District Court for the Eastern District of Texas vacated the final rule. As of the date of this filing, the vacatur remains in effect and the FDA has not implemented the rule. Accordingly, the FDA continues to exercise enforcement discretion with respect to most LDTs, consistent with historical practice.

The FDA retains statutory authority over medical devices, and it is possible that the FDA could pursue revised rulemaking or that Congress could enact legislation establishing a new regulatory framework for in vitro clinical tests. We cannot predict whether or when such action may occur. If future regulatory or legislative developments result in expanded FDA oversight of LDTs, our clinical services could become subject to additional regulatory requirements, which could increase costs or delay commercialization of new tests.

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

The ultimate risk classification of our assays under the FDA framework remains uncertain. If any of our assays are classified as high-risk devices subject to premarket approval, we may be required to conduct additional clinical studies, which could be costly and time-consuming.

Furthermore, if FDA regulation of LDTs is implemented while CMS and Medicare Administrative Contractors continue to impose independent coverage and coding requirements, we may face duplicative or conflicting regulatory obligations.

Evolving regulation of algorithm-based and bioinformatics tools could increase compliance obligations.

Certain of our diagnostic assays incorporate proprietary algorithms and bioinformatics tools. Evolving FDA and international regulatory expectations regarding algorithm transparency, modification controls, and validation could require additional documentation, testing, regulatory submissions, or disclosure. Any such requirements could increase development costs or limit our flexibility to modify or enhance our assays.

If we are sued for product liability or errors and omissions liability related to our tests and services, we could face substantial liabilities that exceed our resources.

The marketing, sale and use of our tests and services could lead to product liability claims if someone were to allege that the test or service failed to perform as it was designed. We may also be subject to liability for errors in the results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. A product liability or errors and omissions liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain product liability and errors and omissions insurance, we cannot be certain that our insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of such claims. Any product liability or errors and omissions liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation or cause us to suspend sales of our products and solutions. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

We have, from time to time, restructured or made other adjustments to our workforce and manufacturing footprint. For example, in response to the new LCD which established non-coverage for our PancraGEN® test as discussed elsewhere in this Annual Report, we announced that our board of directors had approved the Restructuring Plan (as defined below) to reduce operating costs and better align its workforce with the loss of PancraGEN®. For more information on the Restructuring Plan, please see Part II – Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Restructuring.”

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

As a small company with approximately 102 employees, the success of our business depends largely on the skills, experience and performance of members of our senior management team, including our chief executive officer, our chief financial officer, and others in key management positions The efforts of these persons will be critical to us as we continue to grow our clinical services and develop and/or acquire additional molecular diagnostic tests. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy. In addition, our commercial laboratory operations depend on our ability to attract and retain highly skilled scientists, including licensed clinical laboratory scientists. We may not be able to attract or retain qualified scientists and technicians in the future due to the competition for qualified personnel, and we may have to pay higher salaries to attract and retain qualified personnel. We may also be at a disadvantage in recruiting and retaining key personnel as our small size, limited resources, and limited liquidity may be viewed as providing a less stable environment, with fewer opportunities than would be the case at one of our larger competitors. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our clinical laboratory and commercialization.

If we lose the support of key opinion leaders, it may limit our revenue growth from our tests or services and our ability to achieve profitability.

We have established relationships with leading oncology opinion leaders at premier cancer institutions and oncology networks. If these key opinion leaders determine that our existing products and services or other products and services that we develop are not clinically effective, that alternative technologies are more effective, or if they elect to use internally developed products, we would encounter significant difficulty validating our testing platform, driving adoption, or establishing our tests as a standard of care, which would limit our revenue growth and our ability to maintain profitability.

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

We compete with physicians and the medical community who use traditional methods to diagnose endocrine and to conduct clinical trials. In many cases, practice guidelines in the United States have recommended non-molecular testing like cytology or diagnostic surgery to determine if a patient’s condition is malignant or benign. As a result, we believe that we will need to continue to educate physicians and the medical community on the value and benefits of our clinical services tests in order to impact clinical practices. In addition, we face competition from other companies that offer diagnostic tests. Specifically, in regard to our thyroid diagnostic tests, Veracyte, Inc. (“Veracyte”) has thyroid nodule cancer diagnostic tests which are currently on the market that compete with our ThyGeNEXT® and ThyraMIR®v2 tests. Quest Diagnostics Inc. currently offers Veracyte’s tests via a co-marketing agreement, and CBLPath, Inc. is offering a diagnostic test performed via the University of Pittsburgh Medical Center (UPMC) that analyzes genetic alterations using next-generation sequencing mutation panel for pancreatic cysts.

It is also possible that we face future competition from laboratory developed tests, or LDTs, developed by commercial laboratories such as Quest and/or other diagnostic companies developing new molecular diagnostic tests or technologies. Furthermore, we may be subject to competition as a result of the new, unforeseen technologies that can be developed by our competitors in the endocrine cancer molecular diagnostic testing space. To compete successfully, we must be able to demonstrate, among other things, that our test results are accurate and cost effective, and we must secure a meaningful level of reimbursement for our tests. Since our clinical services began in 2014, many of our potential competitors have stronger brand recognition and greater financial capabilities than we do. Others may develop a test with a lower price than ours that could be viewed by physicians and payers as functionally equivalent to our molecular diagnostic tests or offer a test at prices designed to promote market penetration, which could force us to lower the price of our clinical services tests and affect our ability to achieve and maintain profitability. If we are unable to compete successfully against current and future competitors, we may be unable to increase market acceptance of our clinical services tests and overall sales, which could prevent us from increasing our revenue or sustaining profitability and cause the market price of our common stock to decline. As we add new clinical services tests and other products and services, we will likely face many of these same competitive risks that we do currently.

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

Our business requires that we and our third-party service providers collect and store sensitive data, including PHI, personally identifiable information such as genetic information or credit card information about patients or other individuals, and our proprietary business and financial information. We must comply with the HIPAA and HITECH privacy, security, and breach notification regulations with respect to PHI in our capacity as a covered entity and business associate, and with consumer protection and consumer privacy laws that apply to our processing of this sensitive data, which may increase our operational costs. Furthermore, the privacy, security, and breach notification regulations implemented under HIPAA and HITECH as well as other federal and state consumer protection and consumer privacy laws and regulations that may apply to us provide for significant fines and other penalties, including potential civil and criminal fines and penalties, for non-compliance. We face a number of risks relative to our protection of, and our service providers’ protection of, this critical information, other personally identifiable information, and our proprietary business and financial information, including loss of access, fraudulent modifications, inappropriate disclosure and inappropriate access, as well as risks associated with our ability to identify and audit such events. The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. If such event were to occur and cause interruptions in our operations, our networks would be compromised and the information we store on those networks could be accessed by unauthorized parties, publicly disclosed, modified without our knowledge, lost or stolen.

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

We are a small company with approximately 102 employees. We may increase the number of employees in the future depending on the progress and growth of our business. Future growth will impose significant added responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate additional employees with the necessary skills to support the growing complexities of our business. Rapid and significant growth may place strain on our administrative, financial and operational infrastructure. Our future financial performance and our ability to sell or promote our existing tests and services and develop and commercialize new tests and services and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

PPACA, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product or service, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our products. At the same time, there have been significant ongoing efforts to repeal, revise, or replace PPACA; however, the U.S. Supreme Court upheld the surviving portions of the law in 2021.

President Biden had used executive orders to undo certain changes to the PPACA made by the Trump administration and has indicated it will advocate for legislation to build on the PPACA. It is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the PPACA, the Medicare and Medicaid programs, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

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

PAMA, as amended by the Protecting Medicare and American Farmers from Sequester Cuts Act, among other laws, revised payment reductions and the data reporting schedule for CDLTs that are not ADLTs. PAMA requires certain laboratories to report private payer rate data to CMS during designated reporting periods. CMS has implemented payment reductions subject to statutory caps, including reductions of up to 15% per test per year through 2027 for applicable tests. Future legislative or regulatory changes could further modify reporting requirements or payment methodologies under the CLFS.

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

We are subject to regulation by both the federal government and the governments of the states in which we conduct our operations. The federal and state laws which may apply to us include, but are not limited to:

●	The Food, Drug and Cosmetic Act, as supplemented by various other statutes;

●	CLIA and state licensing requirements;

●	Manufacturing and promotion laws;

●	Medicare and Medicaid billing and payment regulations applicable to clinical laboratories;

●	The Eliminating Kickbacks in Recovery Act of 2018 (EKRA), which, among other things, prohibits the solicitation, receipt, payment or offer of any remuneration (including any kickback, bribe, or rebate) directly or indirectly, overtly or covertly, in cash or in kind, in return for referring a patient or patronage to a recovery home, clinical treatment facility, or laboratory for services covered by both government and private payers;

●	The Federal Anti-Kickback Statute (and state equivalents), which, among other things, prohibits knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program;

●	The Federal physician self-referral law, commonly referred to as the “Stark Law,” (and state equivalents), which prohibits a physician from making a referral for, and an entity receiving the referral from billing for, certain designated health services covered by the Medicare program, including clinical laboratory services, if the physician or an immediate family member has a financial relationship with the entity providing the designated health services, unless the financial relationship falls within an applicable exception to the prohibition;

●	HIPAA, which establishes comprehensive federal standards with respect to the privacy and security of PHI and requirements for the use of certain standardized electronic transactions, and amendments made in 2013 to HIPAA under the Health Information Technology for Economic and Clinical Health Act, which strengthen and expand HIPAA privacy and security compliance requirements, increase penalties for violators, extend enforcement authority to state attorneys general, and impose requirements for breach notification;

●	The Department of Justice Final Rule on Preventing Access to Bulk US Sensitive Data by Countries of Concern prohibits or significantly restrict the transfer of or other access to bulk US sensitive personal data and US government-related data through certain data transactions to countries of concern, which are countries or entities the US government deems high-risk, as well as certain covered persons as named by the U.S. Attorney General. The Final Rule, which largely entered effect on April 8, 2025, with additional record-keeping requirements taking effect on October 6, 2025, imposes civil and criminal penalties for violations.

●	The FTC Act and various state consumer privacy laws, which require regulated entities to take reasonable steps to safeguard the personal information of consumers, make certain disclosures about our data privacy and security practices to the public and certain state or federal regulators, minimize our use of personal information of consumers, and provide consumers with certain rights as to their personal data such as the right to correct or delete their personal information;

●	The Federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

●	The Federal False Claims Act (and state equivalents), which imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government;

●	The federal transparency requirements under the PPACA, including the provisions commonly referred to as the Physician Payments Sunshine Act, and similar state laws that require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or Children’s Health Insurance Program to report annually to CMS information related to certain payments and other transfers of value, directly or indirectly, to physicians (defined to include doctors of medicine, osteopathy, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives, and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;

●	The 21st Century Cures Act information blocking provision prohibiting certain covered actors (including laboratories) from engaging in certain practices that are likely to interfere with the access, exchange, or use of electronic health information;

●	Other federal and state fraud and abuse laws, prohibitions on self-referral and kickbacks, fee-splitting restrictions, prohibitions on the provision of products at no or discounted cost to induce physician or patient adoption, and false claims acts, transparency, reporting, and disclosure requirements, which may extend to services reimbursable by any third-party payer, including private insurers;

●	The prohibition on reassignment of Medicare claims, which, subject to certain exceptions, precludes the reassignment of Medicare claims to any other party;

●	The Protecting Access to Medicare Act of 2014, as amended, which requires us to report private payer rates and test volumes for specific CPT codes on a triennial basis and imposes penalties for failures to report, omissions, or misrepresentations;

●	The rules regarding billing for diagnostic tests reimbursable by the Medicare program, which among other requirements, prohibit a physician or other supplier from marking up the price of the technical component or professional component of a diagnostic test ordered by the physician or other supplier if the test is performed by a physician who does not “share a practice” with the billing physician or other supplier; and

●	State laws that prohibit other specified practices related to billing such as billing physicians for testing that they order, waiving coinsurance, co-payments, deductibles, and other amounts owed by patients, and billing a State Medicaid program at a price that is higher than what is charged to other payers.

In recent years U.S. Attorneys’ Offices have increased scrutiny of the healthcare industry, as have Congress, the Department of Justice, the Department of Health and Human Services’ Office of the Inspector General and the Department of Defense. Many of these bodies have issued subpoenas and other requests for information to conduct investigations of, and commenced civil or criminal litigation against, healthcare companies based on financial arrangements with health care providers, regulatory compliance, product promotional practices and documentation, and coding and billing practices. Whistleblowers have filed numerous qui tam lawsuits against healthcare companies under the federal and state False Claims Acts in recent years, in part because the whistleblower can receive a portion of the government’s recovery under such suits.

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

We retain healthcare practitioners as key opinion leaders providing consultation in various aspects of our business, maintain a sales force, and contract for marketing services. These arrangements, like any arrangement that includes compensation to a healthcare provider or potential referral source, may trigger federal or state anti-kickback, Stark Law, and False Claims Act liability. There are no guarantees that the federal or state governments will find that these arrangements are designed properly or that they do not trigger liability under federal and state laws. Under existing laws, arrangements generally must be commercially reasonable and often compensation must be fair market value. These terms require some subjective analysis. Safe harbors in the anti-kickback laws do not necessarily equate to exceptions in the Stark Law, and there is no guarantee that the government will agree with our payment practices with respect to the relationships between our laboratory and the healthcare providers, sales force members, or other parties. A failure to comply with federal and state laws and regulations pertaining to our payment practices could result in substantial penalties and adversely affect our business, financial condition and results of operations.

In addition, federal law prohibits any entity from offering or transferring to a Medicare or Medicaid beneficiary any remuneration that the entity knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services, including waivers of copayments and deductible amounts (or any part thereof) and transfers of items or services for free or for other than fair market value, unless an exception applies. Entities found in violation may be liable for civil monetary penalties of up to $25,595 for each wrongful act, adjusted for inflation. Further, federal and state anti-kickback statutes or similar laws may be implicated by arrangements with patients to waive, reduce, or limit copays or other payment amounts, such as our Patient Assistance Program. Third-party payers, including commercial payers and government payers, may prohibit, limit, or restrict certain financial arrangements with patients. Violation of these laws or payment policies could result in significant fines, penalties, liability, recoupment, and exclusion from Medicare and Medicaid, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In 2018, the U.S. enacted the Eliminating Kickbacks in Recovery Act, or EKRA, as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (SUPPORT Act). EKRA is an all-payer anti-kickback law that makes it a criminal offense to, among other things, pay any remuneration to induce referrals to, or in exchange for, an individual using the services of a recovery home, a substance use clinical treatment facility, or laboratory. Although it appears that EKRA was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written. The term “laboratory” is defined broadly and without reference to any connection to substance use disorder treatment. EKRA is a criminal statute and violations can result in fines of up to $200,000, up to 10 years in prison, or both, per violation. Recent enforcement activity and judicial interpretations suggest that EKRA may apply more broadly than initially anticipated, including potentially to commission-based compensation arrangements for laboratory sales personnel. Regulatory guidance remains limited and enforcement interpretations may evolve. A failure to comply with EKRA could result in substantial penalties and other adverse consequences that adversely affect our business, financial condition and results of operations.

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

Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third-party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, and the outcome would be unpredictable. Further, competitors could willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that arguably fall outside of our intellectual property rights. Others may independently develop similar or alternative products and technologies or replicate any of our products and technologies. If our intellectual property does not adequately protect us against competitors’ products and methods, our competitive position could be adversely affected, as could our business and the results of our operations. To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of competition. If our intellectual property does not provide adequate coverage of our competitors’ products, our competitive position could be adversely affected, as could our overall business. Both the patent application process and the process of managing patent disputes can be time consuming and expensive.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our molecular diagnostic tests.

As is the case with other companies operating in our industry, our success is somewhat dependent on intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents of molecular diagnostics tests, like our molecular diagnostic tests in our miRInform platforms (including ThyGeNEXT®), involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. From time-to-time the U.S. Supreme Court, other Federal courts, the U.S. Congress or the United States Patent and Trademark Office, or the USPTO, may change the standards of patentability and any such changes could have a negative impact on our business. For instance, on October 30, 2008, the Court of Appeals for the Federal Circuit issued a decision that methods or processes cannot be patented unless they are tied to a machine or involve a physical transformation.

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

We incurred net losses in prior years but have sustained profitability for the last three years and expect to continue to remain profitable going forward. As a result, we have released a portion of the valuation allowance related to our NOLs. As of the fiscal year ended December 31, 2025, we had U.S. federal and state net operating losses, or NOLs, of approximately $102.8 million and $78.0 million, respectively. Subject to the final two sentences of this paragraph, the federal and state NOL carryforwards will begin to expire, if not utilized, beginning in 2028 for certain states. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current federal income tax law, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of Federal taxable income.

To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. We may be limited in the portion of NOL and tax credit carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. Sections 382 and 383 of Internal Revenue Code of 1986, or the Code, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The limitation could prevent us from using some or all of our NOLs and tax credits, as it places a formula limit of how much of our NOL and tax credit carryforwards we would be permitted to use in a tax year. The amount of the annual limitation, if any, will be determined based on the value of our company immediately prior to an ownership change. During the periods 2017 through 2019, the company experienced greater than 50% changes in ownership and as a result, NOLs attributable to the pre-ownership change are subject to a substantial annual limitation under Section 382 of the Code due to the ownership changes. The Company has adjusted their NOL carryforwards to address the impact of the Section 382 ownership changes. Federal Net Operating Losses of $55.4 million are subject to annual limitation for ownership changes and the Company is utilizing none during the current year. The remaining $53.2 million of NOLs incurred post July 15, 2019 are not subject to any annual limitation and can be carried forward indefinitely. Subsequent ownership changes may further affect the limitation in future years. In the event we have undergone or will undergo an ownership change under Section 382 of the Code, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may become subject to these limitations, which could potentially result in increased future tax liability to us.

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

For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. During fiscal year 2025, new tariffs were imposed in the U.S. for imports from a broad range of countries and materials. Several countries also implemented or proposed retaliatory tariffs on imports from the U.S., as well as other barriers to trade. In February 2026, the U.S. Supreme Court ruled that the President lacks authority under the International Emergency Economic Powers Act to impose tariffs, invalidating certain tariffs that had been imposed pursuant to that statute. As a result, certain tariffs imposed during fiscal year 2025 are no longer being collected. However, the ruling does not limit the ability of the U.S. government to impose tariffs under other statutory authorities. In response to the ruling, President Trump has announced new tariffs, including a global tariff of 10%imposed pursuant to a separate executive order and trade authority.

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

As part of our strategy, we may pursue acquisitions of synergistic businesses or other related assets. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisition by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results and financial condition. Integration of an acquired company or business will also likely require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition. To finance any acquisitions or investments, we may choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for these activities through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. If these funds are raised through the sale of equity or convertible debt securities, dilution to our stockholders could result. Consummating an acquisition poses a number of risks including:

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

During 2025, our common stock traded at a low of $0.44 and a high of $2.70. During 2024, our common stock traded at a low of $0.82 and a high of $3.54. Volatility in our stock price or trading volume may be in response to various factors, some of which may be beyond our control. In addition to the other factors discussed or incorporated by reference herein, factors that may cause fluctuations in our stock price or trading volume, include, among others:

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

The issuance of additional shares of our common stock in any future offerings could be dilutive to stockholders. In order to raise additional capital, such securities may be at prices that are not the same as the price per share in previous offerings. We cannot assure investors that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors in previous offerings, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. Moreover, to the extent that we issue options or warrants to purchase, or securities convertible into or exchangeable for, shares of our common stock in the future, and those options, warrants or other securities are exercised, converted or exchanged, stockholders may experience further dilution.

The delisting of our common stock from Nasdaq has adversely affected our common stock and business and financial condition.

On February 25, 2021, our common stock was delisted from the Nasdaq Capital Market (“Nasdaq”) and commenced trading on the OTCQX® Best Market tier of the OTC Markets Group Inc. (the “OTCQX”), an electronic quotation service operated by OTC Markets Group Inc.

On May 20, 2025, we received notice from the OTCQX indicating that the Company’s market capitalization has stayed below the required $5 million for 30 consecutive calendar days preceding the date of such notice, and that the Company no longer meets the standards for continued qualification for the OTCQX U.S. tier under the OTCQX Rules for U.S. Companies section 3.2.b.2. The Company’s common stock was removed from being quoted on the OTCQX on August 18, 2025.

In August 2025, the Company was approved to have its common stock quoted on the OTCID® tier of the OTC Markets Group Inc. (the “OTCQX”), an electronic quotation service operated by OTC Markets Group Inc. The trading of the Company’s common stock commenced on OTCID at the open of business on August 18, 2025 under the trading symbol IDXG.

Trading in stock quoted on the OTCID is often thin, volatile, and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the issuer’s operations, results or business prospects. The availability of buyers and sellers represented by this volatility could lead to a market price for our Common Stock that is unrelated to operating performance. Moreover, the OTCID is not a stock exchange, and trading of securities quoted on the OTCID is often more volatile than the trading of securities listed on a stock exchange like Nasdaq or the New York Stock Exchange. The OTCID quotation system may provide less liquidity than Nasdaq.

Prices for securities traded solely on the OTCID quotation system may be difficult to obtain, and holders of our common stock may be unable to resell their shares at or near their original acquisition price or at any price. Further, our delisting from Nasdaq and commencement of trading on the OTCID has and may continue to have negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, the loss of federal preemption of state securities laws, greater difficulty in raising capital through the public or private sale of equity securities, deterring broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, a loss of current or future coverage by certain sell-side analysts, deterring certain institutions and persons from investing in our securities at all and a loss of confidence of our customers, collaborators, vendors, suppliers and employees, which could harm our business and future prospects.

Delisting from Nasdaq has adversely affected our ability to raise additional financing through public or private sales of equity securities, could significantly affect the ability of investors to trade our securities and could negatively affect the value and liquidity of our Common Stock. Delisting could also have other negative results, including the potential loss of confidence by employees and customers, the loss of institutional investor interest and fewer business development opportunities. The Company may seek an uplisting of its common stock to Nasdaq, but no assurances can be given that a Nasdaq listing will be achieved.

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

As a public company, we are incurring significant legal, accounting and other expenses. In addition to being required to comply with certain requirements of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), we are required to comply with certain requirements of the Dodd Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, we expect that our management and other personnel will continue to need to divert attention from operational and other business matters to devote substantial time to these public company requirements.

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

We have a total of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized for issuance. As of December 31, 2025, we had 95,430,667 shares of common stock and 4,953,000 shares of preferred stock available for issuance. As of December 31, 2025, we have reserved 396,222 shares of our common stock for issuance under our 2019 Equity Incentive Plan, 1,000,007 shares of our common stock for issuance under our Employee Stock Purchase Plan and 1,851,870 additional shares available for future grants of awards under our 2019 Equity Incentive Plan. As of December 31, 2025, the aggregate number of shares of common stock that may be issued through conversion of all of the outstanding Series C Preferred Stock was 23,267,326. On January 20, 2026, all shares of Series C Preferred Stock were converted into common stock. Provided that we have a sufficient number of unreserved authorized capital stock available, we may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Those additional issuances of capital stock could result in substantial dilution of our existing stockholders. Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes or the conversion ratio of any issued preferred stock is lower than the book value per share of our common stock at the time of such exercise or conversion. Additionally, new investors in any subsequent issuances of our securities could gain rights, preferences and privileges senior to those of holders of common stock.

The addition of a substantial number of shares of our common stock into the market or the registration of any of our other securities under the Securities Act may significantly and negatively affect the prevailing market price for our common stock. The future sales of shares of our common stock issuable upon the exercise of yet to be issued warrants and options may have a depressive effect on the market price of our common stock, as such warrants and options would be more likely to be exercised at a time when the price of our common stock is greater than the exercise price.

Any weakness in our disclosure controls and procedures and our internal controls could have a material adverse effect on us.

As discussed in “Item 9A-Controls and Procedures,” our senior management had identified material weaknesses in our disclosure controls and procedures and our internal controls over financial reporting in 2024. We cannot assure you that additional material weaknesses will not be identified in the future. Any such failure could adversely affect our ability to report financial results on a timely and accurate basis, which could have other material effects on our business, reputation, results of operations, financial condition or liquidity. If we fail to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and on an accurate basis could be impaired, which may cause investors to lose confidence in our reported financial information which could adversely affect the market price of our common stock.

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

The Director of Information Systems and Support, together with our senior leadership team, are responsible for assessing and managing cybersecurity risks and they work collaboratively across our company to implement policies and procedures designed to protect our information and systems from cybersecurity threats and to respond promptly to any material cybersecurity incidents in accordance with our incident response plans. A cross-functional team is responsible for responding to cybersecurity incidents.

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

On May 20, 2025, we received notice from the OTCQX indicating that the Company’s market capitalization has stayed below the required $5 million for 30 consecutive calendar days preceding the date of such notice, and that the Company no longer met the standards for continued qualification for the OTCQX U.S. tier under the OTCQX Rules for U.S. Companies section 3.2.b.2. The Company’s common stock was removed from quotation on the OTCQX on August 18, 2025.

The Company’s common stock is currently quoted on the OTCID® tier of the OTC Markets Group Inc. (the “OTCID”), an electronic quotation service operated by OTC Markets Group Inc.

The Company intends to seek an uplisting of its common stock to Nasdaq, but no assurances can be given that a Nasdaq listing will be achieved.

Holders of Record

We had 184 stockholders of record as of March 2, 2026. Not reflected in the number of stockholders of record are persons who beneficially own shares of common stock held in nominee or street name.

Dividends

We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future. Future earnings, if any, will be used to finance the future operation and growth of our businesses.

Unregistered Sales of Equity Securities

On October 10, 2024, we entered into an Exchange Agreement with Ampersand and 1315 Capital, pursuant to which the Company exchanged an aggregate of 47,000 shares of the Company’s existing Series B Preferred Stock, comprised of 28,000 shares of Series B Preferred Stock held by Ampersand and 19,000 shares of Series B Preferred Stock held by 1315 Capital, which represented all of the Company’s issued and outstanding Series B Preferred Stock, for 47,000 newly created shares of Series C Preferred Stock. In the exchange, Ampersand received 28,000 shares of Series C Preferred Stock and 1315 Capital received 19,000 shares of Series C Preferred Stock.

The shares of Series C Preferred Stock issued in the exchange were not registered under the Securities Act, and were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder, for transactions not involving a public offering.

In connection with the exchange, on October 10, 2024, the Company entered into an Amended and Restated Investor Rights Agreement with Ampersand and 1315 Capital. The Amended and Restated Investor Rights Agreement established certain terms and conditions concerning the rights of and restrictions on Ampersand and 1315 Capital with respect to the ownership of the Series C Preferred Stock of the Company. The Amended and Restated Investor Rights Agreement provided the Investors with (1) demand registration rights subject to certain limitations described therein, (2) piggy-back registration rights at any time the Company proposed to file a registration statement under the Securities Act, with respect to an offering of equity securities, or securities or other obligations exercisable or exchangeable for, or convertible into, equity securities, subject to certain exceptions described therein, and (3) shelf registration rights

On January 13, 2026, Ampersand converted the 28,000 shares of Series C Preferred Stock it held into 13,861,386 shares of our common stock. On January 15, 2026, 1315 Capital converted the 19,000 shares of Series C Preferred Stock it held into 9,405,941 shares of our common stock. All shares of Series C Preferred Stock were thereby converted, resulting in the issuance of an aggregate of 23,267,327 shares of Interpace common stock (calculated as $1,000 stated value per preferred share divided by the $2.02 conversion price).

The shares of common stock issued as a result of the conversions were not registered under the Securities Act, and were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder, for transactions not involving a public offering.

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

Company Overview

We are a company that provides esoteric molecular diagnostic testing and pathology services to aid physicians in their evaluation of cancer risk in patients with indeterminate biopsies and a perceived risk of cancer from clinical features. We develop and commercialize genomic tests that can personalize medicine to help improve patient diagnosis and management. Due to the decision of CMS to cease reimbursement coverage of our PancraGEN® test for assessing the risk of pancreatic cyst progression to cancer on April 24, 2025 which resulted in specimens for first-line fluid chemistry and PancraGEN® testing not being accepted by the Company after May 2, 2025, we are currently concentrating our efforts on our molecular diagnostic tests for thyroid cancer, ThyGeNEXT® and ThyraMIR®v2.

Impact of Our Reliance on CMS and Novitas

Along with many laboratories, we have been negatively impacted by LCD L39365, which was finalized on April 24, 2025, by our local Medicare Administrative Contractor, Novitas. This LCD, which governs “Genetic Testing for Oncology,” resulted in the loss of existing coverage for one of our molecular tests, PancraGEN®.

On January 9, 2025, the Company announced the new LCD established non-coverage for its PancraGEN® test, and that it would stop offering the test and would not accept specimens for first-line fluid chemistry and PancraGEN® testing after February 7, 2025. As a result of the established non-coverage for PancraGEN®, the Company announced in January 2025 that its board of directors had approved a restructuring and cost-savings plan to reduce operating costs and better align its workforce with the loss of PancraGEN® (the “Restructuring Plan”).

On January 27, 2025, the Company announced that CMS had directed its Medicare Administrative Contractors, Novitas and First Coast Service Options, Inc., to delay implementation of the Genetic Testing for Oncology LCD (L39365), from February 23, 2025, until April 24, 2025. On April 24, 2025, the Company announced that the LCD would take effect immediately. Because PancraGEN® is primarily ordered for Medicare patients, the decision to end reimbursement coverage meant that the Company was no longer able to continue offering this test. Specimens for first-line fluid chemistry and PancraGEN® testing were not accepted by the Company after May 2, 2025. As a result of the loss of PancraGEN®, on April 25, 2025, the Company announced implementation of its previously approved Restructuring Plan whereby it reduced its workforce and impacted employees received severance benefits. For more information, please see “Restructuring” below.

Restructuring

As discussed above in “Impact of Our Reliance on CMS and Novitas,” on January 14, 2025, the Board of Directors approved a Restructuring Plan and cost-savings to reduce and better align its workforce with the anticipated loss of PancraGEN® coverage by CMS.

Under the Restructuring Plan which was announced on April 25, 2025, the Company reduced its workforce and impacted employees were eligible to receive severance benefits. The Company recorded severance and related costs of approximately $0.7 million in 2025. The expenses were paid in the quarter that they were incurred, and the Company has no restructuring liability accrued for as of December 31, 2025. For the year ended December 31, 2025, the Company recorded $0.5 million in severance costs that were charged to sales and marketing and $0.2 million that were charged to general and administrative expenses in the Company’s consolidated statement of operations.

Clinical services

Our clinical services business commercializes clinically useful molecular diagnostic tests and molecular pathology services. We commercialize genomic tests and related first-line assays principally focused on risk-stratification of cancer using the latest technology to help personalize medicine and improve patient diagnosis and management. Our tests and services provide mutational analysis of genomic material contained in suspicious cysts, nodules, and lesions with the goal of better informing surgery or surveillance treatment decisions in patients suspected of thyroid cancer. The molecular diagnostic tests we offer enable healthcare providers to stratify cancer risk, helping to avoid unnecessary surgical treatment in patients at low risk, while also helping to identify patients that would benefit from increased surveillance or surgical intervention.

Our mission is to assist healthcare providers in the diagnosis, triage, and treatment of patients through advanced diagnostics. Our laboratory is licensed pursuant to federal law under Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) and are accredited by the College of American Pathologists (“CAP”) and our products are approved by New York State. We are leveraging our laboratory to refine and commercialize our assays and products. We aim to provide physicians and patients with diagnostic options for detecting genomic and other molecular alterations that are associated with gastrointestinal, endocrine, and other cancers. Our customers consist primarily of physicians, hospitals, and clinics.

We currently have two commercialized molecular diagnostic tests in the marketplace: ThyGeNEXT®, an expanded oncogenic mutation panel that helps “rule-in” and “rule-out” malignancy in thyroid nodules; and ThyraMIR®v2, used in combination with ThyGeNEXT®, which further stratifies thyroid nodules for malignancy risk utilizing a proprietary microRNA gene expression classifier.

The global esoteric molecular diagnostics market, valued at $29.6 billion (USD) in 2025, is projected to grow to $32.6 billion (USD) in 2026 and to $75.9 billion (USD) by 2034, exhibiting a Compound Annual Growth rate, or CAGR, of 11.12% during the forecast period, according to Fortune Business Insights™ (Report ID: FBI108868, Updated January, 2026).

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

OTCID

Effective February 25, 2021, our common stock was delisted from The Nasdaq Capital Market and began trading on the OTCQX Best Market under the symbol “IDXG.”

On May 20, 2025, we received notice from the OTCQX indicating that the Company’s market capitalization has stayed below the required $5 million for 30 consecutive calendar days preceding the date of such notice, and that the Company no longer meets the standards for continued qualification for the OTCQX U.S. tier under the OTCQX Rules for U.S. Companies section 3.2.b.2. The Company’s common stock was removed from quotation on the OTCQX on August 18, 2025.

The Company’s common stock is currently quoted on the OTCID® tier of the OTC Markets Group Inc. (the “OTCIDQX”), an electronic quotation service operated by OTC Markets Group Inc.

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

For our clinical services, we regularly review the ultimate amounts received from the third-party and direct-bill payers and related estimated reimbursement rates and adjust the NRVs and related contractual allowances accordingly. If actual collections and related NRVs vary significantly from our estimates, we adjust the estimates of contractual allowances, which would affect net revenue in the period such variances become known.

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

Significant judgment is also required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. We currently have significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences. The realization of these assets is dependent on generating future taxable income. We perform an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets. Our recent operating results and projections of future income weighed heavily in our overall assessment. As of December 31, 2025, we are in a cumulative income position for the current year and prior two years. As such, we have sufficient positive evidence to project future taxable income. Accordingly, we have released a significant portion of the valuation allowance against our deferred tax assets as of December 31, 2025 that we determined were more likely than not to be realized based upon those future projections of taxable income.

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

	Years Ended December 31,
	2025	2025	2024	2024
		% to		% to
		revenue		revenue

Revenue, net	$38,728	100.0%	$46,926	100.0%
Cost of revenue	14,598	37.7%	17,001	36.2%
Gross profit	24,130	62.3%	29,925	63.8%
Operating expenses:
Sales and marketing	9,924	25.6%	11,655	24.8%
Research and development	642	1.7%	676	1.4%
General and administrative	9,480	24.5%	9,486	20.2%
Total operating expenses	20,046	51.8%	21,817	46.5%

Operating income	4,084	10.5%	8,108	17.3%
Interest accretion expense	-	0.0%	(34)	-0.1%
Note payable interest expense	(168)	-0.4%	(625)	-1.3%
Other expense, net	(142)	-0.4%	(499)	-1.1%
Income from continuing operations before tax	3,774	9.7%	6,950	14.8%
(Benefit) provision for income taxes	(21,210)	-54.8%	4	0.0%
Income from continuing operations	24,984	64.5%	6,946	14.8%

Loss from discontinued operations, net of tax	(409)	-1.1%	(244)	-0.5%

Net income	$24,575	63.5%	$6,702	14.3%

Revenue, net

Consolidated revenue for the year ended December 31, 2025 decreased by $8.2 million, or 18%, to $38.7 million, compared to $46.9 million for the year ended December 31, 2024. The decrease in net revenue was primarily driven by the loss of reimbursement for PancraGEN® in April 2025, which resulted in specimens for PancraGEN® testing no longer being accepted by the Company after May 2, 2025.

Cost of revenue

Consolidated cost of revenue for the year ended December 31, 2025 decreased by $2.4 million, or 14%, to $14.6 million, compared to $17.0 million for the year ended December 31, 2024. This decrease was primarily driven by the discontinuance of our PancraGEN® test resulting from the loss of reimbursement discussed above. As a percentage of revenue, cost of revenue increased to approximately 38% for the year ended December 31, 2025 as compared to approximately 36% for the year ended December 31, 2024. This increase can be attributed to the decline in revenue mentioned above and costs decreasing at a lower rate overall.

Gross Profit

Consolidated gross profit for the year ended December 31, 2025 decreased $5.8 million, or 19%, to $24.1 million, compared to $29.9 million for the year ended December 31, 2024. The decrease can be attributed to the decrease in revenue resulting from the discontinuance of our PancraGEN® test as a result of the loss of reimbursement.

Sales and marketing expense

Sales and marketing expense was $9.9 million for the year ended December 31, 2025 and $11.7 million for the year ended December 31, 2024. The decrease can be attributed to the reduction in salesforce size as a result of the discontinuance of our PancraGEN® test resulting from the loss of PancraGEN® reimbursement discussed previously. As a percentage of revenue, sales and marketing expense was approximately 26% for the year ended December 31, 2025 and 25% for the year ended December 31, 2024.

Research and development

Research and development expense was $0.6 million for the year ended December 31, 2025 and $0.7 million for the year ended December 31, 2024. As a percentage of revenue, research and development expense increased to 1.7% from 1.4% in the prior year period due to the decrease in revenue discussed above.

General and administrative

General and administrative expense was approximately $9.5 million for both the years ended December 31, 2025 and December 31, 2024, respectively. As a percentage of net revenue, general and administrative expense was 25% for the year ended December 31, 2025 as compared to 20% for the year ended December 31, 2024. This percentage increase can be attributed to the decline in revenue mentioned above.

Operating income

Operating income from continuing operations was $4.1 million for the year ended December 31, 2025 as compared to operating income of $8.1 million for the year ended December 31, 2024. The decrease in operating income was primarily attributable to the decreases in revenue and gross profit discussed above.

Note payable interest expense

Note payable interest expense was $0.2 million for the year ended December 31, 2025 and $0.6 million for the year ended December 31, 2024. The reduction in interest expense was attributable to a lower principal balance on the BroadOak loan in 2025.

Other expense, net

During the years ended December 31, 2025 and December 31, 2024, there were other expenses, net of approximately $0.1 million and $0.5 million, respectively. The amounts are primarily related to the fair value adjustments recorded on the note payable to BroadOak.

(Benefit) provision for income taxes

The income tax benefit was approximately $21.2 million for the year ended December 31, 2025 and a provision of $4,000 for the year ended December 31, 2024. The benefit was related to the Company’s partial release of its valuation allowance. See Note 16, Income Taxes, for more details.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.4 million and $0.2 million for the years ended December 31, 2025 and December 31, 2024, respectively. The loss in both periods pertained to the interest accrued on uncertain tax position liabilities.

Net income

We had net income of $24.6 million for the year ended December 31, 2025 as compared to net income of $6.7 million for the year ended December 31, 2024. The increase pertained in large part to our income tax benefit of $21.2 million due to the partial release of our valuation allowance.

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

In this 10-K, we discuss Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA is a metric used by management to measure cash flow of the ongoing business. Adjusted EBITDA is defined as income or loss from continuing operations, plus depreciation and amortization, non-cash stock-based compensation, severance and related expense, interest and taxes, and other non-cash expenses including asset impairment costs, and change in fair value of notes payable. The table below includes a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure.

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Years Ended
	December 31,
	2025	2024

Income from continuing operations (GAAP Basis)	$24,984	$6,946
Depreciation and amortization	425	300
Stock-based compensation	35	291
Severance & related expense	692	-
Asset impairment - lab supplies	198	-
Tax (benefit) expense	(21,210)	4
Interest accretion expense	-	34
Note payable interest	168	625
Other expense/income, net	32	(48)
Change in fair value of note payable	110	547
Adjusted EBITDA	$5,434	$8,699

LIQUIDITY AND CAPITAL RESOURCES

In October 2021, the Company and its subsidiaries entered into the Term Loan with BroadOak, providing for a term loan in the aggregate principal amount of $8,000,000. Funding of the Term Loan took place on November 1, 2021. The Term Loan was scheduled to mature upon the earlier of (i) October 31, 2024 or (ii) the occurrence of a change in control, and bears interest at the rate of 9% per annum. The Term Loan is secured by a security interest in substantially all the Company’s and its subsidiaries’ assets and was subordinate to the Company’s former $7,500,000 revolving credit facility with Comerica Bank. The Term Loan had an origination fee of 3% of the Term Loan amount, and a terminal payment equal to (i) 15% of the original principal amount of the Term Loan if the change of control occurred on or prior to the first anniversary of the funding of the Term Loan, (ii) 20% of the original principal amount of the Term Loan if the change of control occurred after the first anniversary but on or prior to the second anniversary of the funding of the Term Loan and (iii) 30% of the original principal amount of the Term Loan if the change of control occurred after the second anniversary of the funding of the Term Loan, or if the Term Loan is repaid on its maturity date. Upon receipt of the Term Loan, the proceeds were used to repay in full at their maturity certain notes extended by Ampersand and 1315 Capital. See Note 12, Notes Payable, for more details. In May 2022, the Company issued a Convertible Note to BroadOak, pursuant to which BroadOak funded a term loan in the aggregate principal amount of $2.0 million which was converted into a subordinated term loan and was added to the outstanding balance of the Term Loan. See Note 12, Notes Payable, in the Company’s Consolidated Financial Statements for more details.

On October 24, 2023, the Company entered into a Second Amendment to the Loan and Security Agreement with BroadOak (the “Second Amendment”). The primary changes to the Term Loan were as follows:

●	The Company made a one-time payment in an aggregate amount equal to $2,500,000, on October 30, 2023 and applied the payment in full satisfaction of the $3,000,000 Terminal Payment (as defined in the Term Loan). See Note 12, Notes Payable, in the Company’s Consolidated Financial Statements regarding the Terminal Payment.

●	Effective November 1, 2023, the interest rate under the Term Loan was reduced from 9% to 8% through the maturity date of October 31, 2024 or earlier, upon the occurrence of a change in control (“Loan Maturity Date”).

●	The Company had the option to request an extension of the Loan Maturity Date in writing no less than sixty days prior to the Loan Maturity Date. If BroadOak agreed to the extension, the Loan Maturity Date would automatically have been extended.

On March 29, 2024, the Company entered into a Third Amendment to the Loan and Security Agreement with BroadOak (the “Third Amendment”). The primary changes to the Second Amendment were as follows:

●	The maturity date was extended to June 30, 2025.

●	Beginning April 1, 2024, the Company made $500,000 monthly payments with the remaining loan balance due on the new maturity date.

On January 14, 2025, the Company entered into a Fourth Amendment to the Loan and Security Agreement with BroadOak (the “Fourth Amendment”). The primary changes to the Third Amendment were as follows:

●	The maturity date was extended to December 31, 2025.

●	Beginning July 1, 2025, and continuing through December 1, 2025, the Company made monthly interest-only payments with the remaining loan balance due on the new maturity date.

The Term Loan contained affirmative and negative restrictive covenants, including restrictions on certain mergers, acquisitions, investments and encumbrances which could have adversely affected our ability to conduct our business. The Term Loan also contained customary events of default. The balance of the Term Loan was paid in full in November 2025.

For the year ended December 31, 2025, we had operating income from continuing operations of $4.1 million. As of the year ended December 31, 2025, we had cash and cash equivalents of $2.5 million, total current assets of $9.9 million and current liabilities of $5.1 million. As of March 20, 2026, we had approximately $2.4 million of cash on hand, net of restricted cash.

During the year ended December 31, 2025, net cash provided by operating activities was $5.8 million. The main components of cash provided by operating activities were net income of $24.6 million, offset by a change in deferred taxes of $21.3 million, and a decrease in accounts receivable of $2.9 million. During the year ended December 31, 2024, net cash provided by operating activities was $4.6 million. The main component of cash provided by operating activities was net income of $6.7 million.

During the year ended December 31, 2025, there was net cash used in investing activities of $0.4 million which primarily pertained to capital expenditures associated with the lab. During the year ended December 31, 2024, there was net cash used in investing activities of $0.9 million which primarily pertained to capital expenditures associated with the lab.

For the year ended December 31, 2025, cash used in financing activities was $4.4 million which was for principal repayments of the Term Loan. See Note 12, Notes Payable, of the Company’s Consolidated Financial Statements for more details. For the year ended December 31, 2024, cash used in financing activities was $5.8 million, of which $5.6 million was for principal repayments of the Term Loan. See Note 12, Notes Payable, of the Company’s Consolidated Financial Statements for more details.

We generated positive cash flows from operations for the year ending December 31, 2025. We intend to meet our ongoing capital needs by using our available cash as well as through targeted margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options and other strategic alternatives.

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

Even with the discontinuance of the PancraGEN® test resulting from the loss of reimbursement coverage as of the date of this filing the Company anticipates that current cash and cash equivalents and forecasted cash receipts will be sufficient to meet its anticipated cash requirements through the next twelve months from the date of the filing of this report.

As of December 31, 2025, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$1,375	$550	$825	$-	$-
Total	$1,375	$550	$825	$-	$-

GOVERNANCE OF THE COMPANY

Corporate Governance; Code of Ethics; Insider Trading Policy

Our Board has adopted a written Code of Business Conduct that applies to our directors, officers, and employees, as well as Corporate Governance Guidelines applicable specifically to our Board. You can find links to these documents in the “Investor Relations-Corporate Governance” section of our website page at www.interpace.com. The content contained in, or that can be accessed through, our website is not incorporated into this Annual Report on Form 10-K. Disclosure regarding any amendments to, or any waivers from, a provision of our Code of Business Conduct that applies to one or more of our directors, our principal executive officer or our principal financial officer will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, or posted on our website (www.interpace.com).

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

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K as a result of the remediated material control weakness identified at the end of 2024.

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

As of December 31, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2025 management believes that it has completed its remediation plan to address the material weakness that existed at the end of 2024 and through the first three quarters of 2025 related to the review of complex agreements and their potential accounting impact. The Company had adopted a remediation plan and updated its procedures regarding the review of scientific agreements and the related disclosures in the Company’s SEC filings. Other than the completion of this remediation plan there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors and executive officers of the registrant that is responsive to Item 10 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2026 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation of the registrant that is responsive to Item 11 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2026 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management of the registrant that is responsive to Item 12 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2026 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions of the registrant that is responsive to Item 13 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2026 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accounting fees and services of the registrant that is responsive to Item 14 of this Annual Report on Form 10-K will be included in an amendment hereto or will be included in our Proxy Statement for our 2026 annual meeting of stockholders and such information is incorporated by reference herein.

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

INTERPACE BIOSCIENCES, INC.

Date: March 30, 2026	/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ Thomas W. Burnell	President, Chief Executive Officer and Director	March 30, 2026
Thomas W. Burnell	(Principal Executive Officer)

/s/ Christopher McCarthy	Chief Financial Officer	March 30, 2026
Christopher McCarthy	(Principal Financial and Accounting Officer)

/s/ Stephen J. Sullivan	Director	March 30, 2026
Stephen J. Sullivan

/s/ Joseph Keegan	Director	March 30, 2026
Joseph Keegan

/s/ Vijay Aggarwal	Director	March 30, 2026
Vijay Aggarwal

/s/ Fortunato Ron Rocca	Director	March 30, 2026
Fortunato Ron Rocca

Interpace Biosciences, Inc.

Index to Consolidated Financial Statements

and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Interpace Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Interpace Biosciences, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 30, 2026

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$2,505	$1,461
Accounts receivable	5,649	8,544
Other current assets	1,746	1,768
Total current assets	9,900	11,773
Property and equipment, net	1,423	1,361
Operating lease right of use assets	1,217	1,613
Deferred tax asset	21,254	-
Other long-term assets	44	45
Total assets	$33,838	$14,792

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$983	$1,659
Accrued salary and bonus	1,886	2,207
Other accrued expenses	1,574	1,799
Note payable at fair value, current	-	4,290
Current liabilities of discontinued operations	660	660
Total current liabilities	5,103	10,615
Operating lease liabilities, net of current portion	752	1,183
Other long-term liabilities	5,620	5,211
Total liabilities	11,475	17,009

Commitments and contingencies (Note 10)

Stockholders’ deficit:
Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized, 47,000 shares Series C issued and outstanding, respectively	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 4,569,333 and 4,539,663 shares issued, respectively; 4,428,539 and 4,409,323 shares outstanding, respectively	407	406
Additional paid-in capital	234,833	234,811
Accumulated deficit	(210,805)	(235,380)
Treasury stock, at cost (140,794 and 130,340 shares, respectively)	(2,072)	(2,054)
Total stockholders’ equity (deficit)	22,363	(2,217)
Total liabilities and stockholders’ equity (deficit)	$33,838	$14,792

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	For The Years
	Ended December 31,
	2025	2024

Revenue, net	$38,728	$46,926
Cost of revenue	14,598	17,001
Gross profit	24,130	29,925
Operating expenses:
Sales and marketing	9,924	11,655
Research and development	642	676
General and administrative	9,480	9,486
Total operating expenses	20,046	21,817

Operating income from continuing operations	4,084	8,108
Interest accretion expense	-	(34)
Note payable interest expense	(168)	(625)
Other expense, net	(142)	(499)
Income from continuing operations before tax	3,774	6,950
(Benefit) provision for income taxes	(21,210)	4
Income from continuing operations	24,984	6,946

Loss from discontinued operations, net of tax	(409)	(244)

Net income	24,575	6,702

Less adjustment for preferred stock deemed dividend	-	(464)

Net income attributable to common stockholders	$24,575	$6,238

Basic net income (loss) per share of common stock:
From continuing operations	$5.65	$1.48
From discontinued operations	(0.09)	(0.06)
Net income (loss) per basic share of common stock	$5.55	$1.42

Diluted net income (loss) per share of common stock:
From continuing operations	$0.90	$0.41
From discontinued operations	(0.01)	(0.02)
Net income (loss) per diluted share of common stock	$0.89	$0.40

Weighted average number of common shares and common share equivalents outstanding:
Basic	4,424	4,387
Diluted	27,695	15,734

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

							Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance -December 31, 2023	-	$-	4,447,489	$405	96,044	$(2,008)	$188,146	$(242,082)	$(55,539)
Issuance of common stock	-	-	92,174	1	-	-	(1)	-	-
Issuance of Series C preferred stock, net of issuance costs	47,000	-	-	-	-	-	46,375	-	46,375
Treasury stock purchased	-	-	-	-	34,296	(46)	-	-	(46)
Stock-based compensation expense	-	-	-	-	-	-	291	-	291
Net income	-	-	-	-	-	-	-	6,702	6,702
Balance -December 31, 2024	47,000	$-	4,539,663	$406	130,340	$(2,054)	$234,811	$(235,380)	$(2,217)
Issuance of common stock	-	-	29,670	1	-	-	-	-	1
Series C issuance costs	-	-	-	-	-	-	(13)	-	(13)
Treasury stock purchased	-	-	-	-	10,454	(18)	-	-	(18)
Stock-based compensation expense	-	-	-	-	-	-	35	-	35
Net income	-	-	-	-	-	-	-	24,575	24,575
Balance -December 31, 2025	47,000	-	4,569,333	$407	140,794	$(2,072)	$234,833	$(210,805)	$22,363

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For The Years Ended December 31,
	2025	2024

Cash Flows From Operating Activities
Net income	$24,575	$6,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	425	300
Interest accretion expense	-	34
Asset impairment - lab supplies	198	-
Amortization of deferred financing fees	58	-
Stock-based compensation	35	291
Amortization on operating lease right of use asset	396	448
Deferred taxes	(21,254)	-
Change in fair value of note payable	110	547
Other changes in operating assets and liabilities:
Accounts receivable	2,895	(3,466)
Other current assets	(234)	73
Other long-term assets	1	-
Accounts payable	(807)	120
Accrued salaries and bonus	(321)	238
Accrued liabilities	(273)	(404)
Operating lease liabilities	(382)	(480)
Long-term liabilities	409	243
Net cash provided by operating activities	5,831	4,646

Cash Flows From Investing Activity
Purchase of property and equipment	(356)	(876)
Net cash used in investing activities	(356)	(876)

Cash Flows From Financing Activities
Payments made on note payable	(4,400)	(5,600)
Series C conversion costs	(13)	(161)
Cash paid for repurchase of restricted shares	(18)	(46)
Net cash used in financing activities	(4,431)	(5,807)

Net increase (decrease) in cash and cash equivalents	1,044	(2,037)
Cash and cash equivalents – beginning	$1,461	$3,498
Cash and cash equivalents – ending	$2,505	$1,461

The accompanying notes are an integral part of these consolidated financial statements

1. Nature of Business and Significant Accounting Policies

Nature of Business

Interpace Biosciences, Inc. (“Interpace” or the “Company”) is a company that provides esoteric molecular diagnostic testing and pathology services to aid physicians in their evaluation of cancer risk in patients with indeterminate biopsies and a perceived high risk of cancer from clinical features. We develop and commercialize genomic tests and related first-line assays that can personalize medicine to help improve patient diagnosis and management.

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

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include accounting for valuation allowances related to deferred income taxes, revenue recognition, and unrecognized tax benefits. The Company periodically reviews these matters and reflects changes in estimates as appropriate. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash accounts, money market investments and highly liquid investment instruments with original maturity of three months or less at the date of purchase.

Accounts Receivable, Net

The Company’s accounts receivables represent unconditional rights to consideration and are generated using its proprietary tests. The Company’s clinical services are fulfilled upon completion of the test, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payer or direct-bill payer. Contractual adjustments represent the difference between the list prices and the reimbursement rates set by third party payers, including Medicare, commercial payers, and amounts billed to direct-bill payers. Specific accounts may be written off after several appeals, which in some cases may take longer than twelve months. The opening accounts receivable balance as of January 1, 2023 was $5.1 million.

Other current assets

Other current assets consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Lab supplies	$1,114	$1,211
Prepaid expenses	632	535
Other	-	22
Total other current assets	$1,746	$1,768

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

See Note 6, Property and Equipment, for further information.

Contingencies

In the normal course of business, the Company is subject to various contingencies. Contingencies are recorded in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss is reasonably estimable, or otherwise disclosed, in accordance with ASC 450, Contingencies. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, when applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. The Company is not currently involved in any legal proceedings of a material nature and, accordingly, the Company has not accrued estimated costs of a material nature related to any legal claims.

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

See Note 13, Stock-Based Compensation, for further information.

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

2. Recent Accounting Standards

Accounting Pronouncements Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU on January 1, 2025 and the additional disclosures required by this pronouncement are included in Note 16, Income Taxes.

Accounting Pronouncements Pending

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

3. Liquidity

In October 2021, the Company entered into an $8.0 million term loan with BroadOak Fund V, L.P. (“BroadOak”) (the “Term Loan”), the proceeds of which were used to repay in full at their maturity the existing secured promissory notes with Ampersand Capital Partners (“Ampersand”) and 1315 Capital II, L.P. (“1315 Capital”). In May 2022, the Company entered into a Subordinated Convertible Promissory Note agreement with BroadOak for an additional $2.0 million (the “Convertible Note”), which was converted into a subordinated term loan and was added to the outstanding Term Loan balance. The Term Loan has been subsequently amended. See Note 12, Notes Payable, for more details. The Term Loan was repaid in full in November 2025.

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

Under the Restructuring Plan, the Company reduced its workforce and impacted employees received severance benefits. The Company incurred severance and related costs of $0.7 million for the year ended December 31, 2025. The expenses were paid in the quarter that they were incurred, and the Company has no restructuring liability accrued for as of December 31, 2025. For the year ended December 31, 2025, the Company recorded $0.5 million in severance costs that were charged to sales and marketing and $0.2 million that were charged to general and administrative expenses in the Company’s consolidated statement of operations.

For the year ended December 31, 2025, the Company had operating income from continuing operations of $4.1 million. As of December 31, 2025, the Company had cash and cash equivalents of $2.5 million, total current assets of $9.9 million and current liabilities of $5.1 million. As of March 20, 2026, the Company had approximately $2.4 million of cash and cash equivalents.

The Company intends to meet its ongoing capital needs by using its available cash, as well as through targeted margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options and other strategic alternatives.

The Company continues to explore various strategic alternatives, dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources in order to provide additional liquidity. With the delisting of its common stock, par value $0.01 per share (“Common Stock”), from Nasdaq in February 2021, the Company’s ability to raise additional capital on terms acceptable to it has been adversely impacted. There can be no assurance that the Company will be successful in obtaining such funding on terms acceptable to it. The Company intends to seek an uplisting of its common stock to Nasdaq, but no assurances can be given that a Nasdaq listing will be achieved.

The Company anticipates that current cash and cash equivalents and forecasted cash receipts will be sufficient to meet its anticipated cash requirements through the next twelve months from the date of the filing of this report.

4. Discontinued Operations

Liabilities classified as discontinued operations as of both December 31, 2025 and December 31, 2024 consists of accrued expenses which are liabilities related to the former Commercial Services business unit.

The table below presents the significant components of the Company’s former Commercial Services business unit’s results included within loss from discontinued operations, net of tax in the consolidated statements of operations for the years ended December 31, 2025 and 2024.

	For The Years Ended
	December 31,
	2025	2024

Income tax expense	$409	$244
Loss from discontinued operations, net of tax	$(409)	$(244)

The income tax expense for the years ended December 31, 2025 and December 31, 2024 primarily pertained to the interest accrued on uncertain tax position liabilities.

There were no cash flows associated with discontinued operations in 2025 or 2024. There was no depreciation and amortization expense within discontinued operations for the years ended December 31, 2025 and December 31, 2024.

5. Fair Value Measurements

Cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their relative short-term nature. The Company’s financial liabilities reflected at fair value in the consolidated financial statements include notes payable as of December 31, 2024. The Company did not have any financial liabilities that met the criteria as of December 31, 2025. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based upon observable inputs used in the valuation techniques, the Company is required to provide information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values into three broad levels as follows:

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

The Company records the Term Loan at fair value. The fair value of the loan is determined by a probability-weighted approach regarding the loan’s change in control feature. See Note 12, Notes Payable, for more details. The fair value measurement is based on the estimated probability of a change in control and thus represented a Level 3 measurement. This liability was fully paid in November 2025.

				Adjustment to Fair Value/
	December 31,		Accretion/Interest	Mark to	December 31,
	2024	Payments	Accrued	Market	2025

Term Loan	4,290	(4,400)	-	110	-

	$4,290	$(4,400)	$-	$110	$-

6. Property and Equipment

Property and equipment consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Furniture and fixtures	$83	$83
Lab and office equipment	3,613	3,126
Computer equipment	261	261
Internal-use software	253	253
Leasehold improvements	483	483
Property and equipment	4,693	4,206
Less accumulated depreciation and amortization	(3,270)	(2,845)
Net property and equipment	$1,423	$1,361

Depreciation and amortization expense from continuing operations was approximately $0.4 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively. There was $23,000 and $20,000 internal-use software amortization expense included in depreciation and amortization expense in 2025 and 2024, respectively, and $0.1 million of internal use unamortized software costs at December 31, 2025 and December 31, 2024, respectively.

7. Leases

The Company leases facilities and certain equipment under agreements classified as operating leases, which expire at various dates through June 2028. Substantially all of the property leases provide for increases based upon use of utilities and landlord’s operating expenses as well as pre-defined rent escalations. Total operating lease expense from continuing operations under these agreements for the years ended December 31, 2025 and 2024 was approximately $0.6 million and $0.7 million, respectively. Total cash paid under these agreements for the years ended December 31, 2025 and 2024 was approximately $0.6 million and $0.7 million, respectively.

The table below presents the lease-related assets and liabilities recorded in the Consolidated Balance Sheets:

	Classification on the Balance Sheet	December 31, 2025	December 31, 2024

Assets
Operating lease assets	Operating lease right of use assets	1,217	1,613
Total lease assets		$1,217	$1,613

Liabilities
Current
Operating lease liabilities	Other accrued expenses	431	383
Total current lease liabilities		$431	$383
Noncurrent
Operating lease liabilities	Operating lease liabilities, net of current portion	752	1,183
Total long-term lease liabilities		752	1,183
Total lease liabilities		$1,183	$1,566

The weighted average remaining lease term for the Company’s operating leases was 2.5 years as of December 31, 2025 and 3.5 years as of December 31, 2024 and the weighted average discount rate for those leases was 12.0% as of both December 31, 2025 and December 31, 2024, respectively. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.”

The table below reconciles the undiscounted cash flows to the lease liabilities recorded on the Company’s Consolidated Balance Sheet as of December 31, 2025:

Operating Leases
2026	550
2027	550
2028	275
Total minimum lease payments	1,375
Less: amount of lease payments representing effects of discounting	192
Present value of future minimum lease payments	1,183
Less: current obligations under leases	431
Long-term lease obligations	$752

8. Retirement Plans

The Company offers an employee 401(k) saving plan. Under the Interpace Biosciences, Inc. 401(k) Plan, employees may contribute up to 50% of their pre- or post-tax base compensation. The Company currently offers a safe harbor matching contribution equal to 100% of the first 3% of the participant’s contributed base salary plus 50% of the participant’s base salary contributed exceeding 3% but not more than 5%. Participants are not allowed to invest any of their 401(k) funds in the Company’s common stock. The Company’s total contribution expense from continuing operations related to the 401(k) plan for the years ended December 31, 2025 and December 31, 2024 was approximately $0.3 million in both periods.

9. Accrued Expenses and Other Long-Term Liabilities

Other accrued expenses consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Operating lease liability	$431	$383
Accrued sales and marketing	32	22
Accrued lab costs	50	173
Accrued professional fees	390	458
Taxes payable	296	262
Unclaimed property	35	35
All others	340	466
Total other accrued expenses	$1,574	$1,799

Other long-term liabilities consisted of uncertain tax positions as of December 31, 2025 and 2024.

10. Commitments and Contingencies

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

Redeemable Preferred Stock

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

As of both December 31, 2025 and December 31, 2024, there were 47,000 Series C Preferred Stock issued and outstanding. See Note 20, Subsequent Events, for more details.

12. Notes Payable

BroadOak Loan

On October 29, 2021, the Company and its subsidiaries entered into the Term Loan with BroadOak, providing for a term loan in the aggregate principal amount of $8,000,000. Funding of the Term Loan took place on November 1, 2021. The Term Loan was scheduled to mature upon the earlier of (i) October 31, 2024 or (ii) the occurrence of a change in control and bears interest at the rate of 9% per annum. The Term Loan is secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets and was subordinate to the Company’s former $7,500,000 revolving credit facility with Comerica Bank. The Term Loan had an origination fee of 3% of the Term Loan amount, and a terminal payment equal to (i) 15% of the original principal amount of the Term Loan if the change of control occurs on or prior to the first anniversary of the funding of the Term Loan, (ii) 20% of the original principal amount of the Term Loan if the change of control occurs after the first anniversary but on or prior to the second anniversary of the funding of the Term Loan and (iii) 30% of the original principal amount of the Term Loan if the change of control occurs after the second anniversary of the funding of the Term Loan, or if the Term Loan is repaid on its maturity date. Upon receipt of the Term Loan, the proceeds were used to repay in full at their maturity certain notes extended by Ampersand and 1315 Capital.

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

On January 14, 2025, the Company entered into a Fourth Amendment to the Loan and Security Agreement with BroadOak. The primary changes to the Third Amendment were as follows:

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

The Term Loan was paid in full and the balance outstanding at December 31, 2025 was $0.

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

As of December 31, 2025, the Company has reserved 396,222 shares of its common stock for issuance under our 2019 Equity Incentive Plan, 1,000,007 shares of its common stock for issuance under our Employee Stock Purchase Plan and 1,851,870 additional shares available for future grants of awards under its 2019 Equity Incentive Plan.

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

There were no stock options granted in 2025 or 2024. There were no options exercised in 2025 or 2024.

Stock-based compensation from continuing operations for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
RSUs and restricted stock	$28	$199
Options	7	92
Total stock-based compensation expense	$35	$291

A summary of stock option activity for the year ended December 31, 2025, and changes during such year, is presented below:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Grant	Contractual	Intrinsic
	Shares	Price	Period (in years)	Value
Outstanding at January 1, 2025	276,824	$7.18	5.49	$-
Granted	-	-	-	-
Forfeited or expired	(30,600)	6.27	-	-
Outstanding at December 31, 2025	246,224	7.30	4.39	-

Exercisable at December 31, 2025	246,224	7.30	4.39	-

Vested and expected to vest	246,224	7.30	4.39	-

A summary of the change in of the Company’s non-vested options for the year ended December 31, 2025 is presented below:

	Shares	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2025	12,340	$4.50
Granted	-	-
Vested	(12,340)	4.50
Forfeited	-	-
Nonvested at December 31, 2025	-	$-

The aggregate fair value of options vested during the years ended December 31, 2025 and 2024 was $0.1 million and $0.1 million, respectively. The weighted-average grant date fair value of options vested during the year ended December 31, 2024 was $4.77.

A summary of the Company’s non-vested shares of restricted stock and restricted stock units for the year ended December 31, 2025, and changes during such year, is presented below:

		Weighted-	Average
		Average	Remaining	Aggregate
		Grant Date	Vesting	Intrinsic
	Shares	Fair Value	Period (in years)	Value
Nonvested at January 1, 2025	204,670	$1.66	0.79	$552,609
Granted	-	-	-	-
Vested	(29,670)	2.96	-	-
Forfeited	(25,002)	1.38	-	-
Nonvested at December 31, 2025	149,998	$1.45	0.64	$184,498

The aggregate fair value of restricted stock units vested during each of the years ended December 31, 2025 and 2024 was $0.1 million and $0.2 million, respectively.

As of December 31, 2025, there was approximately $15,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units which will be expensed over the next two years.

14. Segments

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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	For The Years
	Ended December 31,
	2025	2024

Revenue, net:	$38,728	$46,926
Less:
Cost of revenue:
Fixed	6,810	6,790
Variable	7,788	10,211
Sales and marketing	9,924	11,655
Research and development	642	676
General and administrative	9,480	9,486
Interest & other expense, net	310	1,158
(Benefit) provision for income taxes	(21,210)	4
Segment net income	24,984	6,946
Reconciliation of profit or loss:
Loss on discontinued operations	(409)	(244)
Consolidated net income	$24,575	$6,702

Adjusted EBITDA, a non-GAAP financial measure, is a metric used by the CODM to measure cash flow of the ongoing business. Adjusted EBITDA is defined as income or loss from continuing operations, plus depreciation and amortization, non-cash stock-based compensation, severance and related expense, interest and taxes, and other non-cash expenses including asset impairment costs, change in fair value of contingent consideration, and change in fair value of notes payable. The table below includes a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure.

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Years Ended
	December 31,
	2025	2024

Income from continuing operations (GAAP Basis)	$24,984	$6,946
Depreciation and amortization	425	300
Stock-based compensation	35	291
Severance & related expense	692	-
Asset impairment - lab supplies	198	-
Tax (benefit) expense	(21,210)	4
Interest accretion expense	-	34
Note payable interest	168	625
Other expense/income, net	32	(48)
Change in fair value of note payable	110	547
Adjusted EBITDA	$5,434	$8,699

15. Revenue Sources

The Company’s clinical services customers consist primarily of physicians, hospitals and clinics. Its revenue channels include Medicare, Medicare Advantage, Medicaid, Client Billings (hospitals, etc.), and commercial payers. The following sets forth the net revenue generated by revenue channel accounting for more than 10% of the Company’s revenue from continuing operations during the years ended December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and December 31, 2024, revenue from Medicare was approximately 27% and 36% of total revenue, respectively.

	Years Ended December 31,
Customer	2025	2024

Medicare	$10,371	$17,008
Commercial Payors	$10,550	$10,782
Client Billings	$13,126	$10,951
Medicare Advantage	$4,447	$7,556

16. Income Taxes

The (benefit) provision for income taxes on continuing operations for the years ended December 31, 2025 and 2024 is comprised of the following:

	2025	2024
Current:
Federal	$-	$-
State	44	4
Total current	44	4

Deferred:
Federal	(17,780)	-
State	(3,474)	-
Total deferred	(21,254)	-
(Benefit) provision for income taxes	$(21,210)	$4

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets. The Company’s recent operating results and projections of future income weighed heavily in the Company’s overall assessment. As of December 31, 2025, the Company is in a cumulative income position for the current year and prior two years. As such, the Company has sufficient positive evidence to project future taxable income. Accordingly, the Company released a significant portion of the valuation allowance against its deferred tax assets as of December 31, 2025 that it determined were more likely than not that these assets would be realized based upon those future projections of taxable income.

The tax effects of significant items comprising the Company’s deferred tax assets and (liabilities) as of December 31, 2025 and 2024 are as follows:

	2025	2024

Deferred tax assets:
Federal net operating loss carryforwards	$21,585	$24,148
State net operating loss carryforwards	4,825	3,288
Compensation	419	2,034
Allowances and reserves	328	474
Intangible assets	2,846	2,624
State taxes	1,216	1,094
Credit carryforward	1	1
163(j) interest	-	1,130
Deferred revenue	92	92
Lease liability	293	389
Capitalized 174	-	350
Valuation allowance	(9,772)	(35,067)
	21,833	557
Deferred tax liability:

Property and equipment	(278)	(156)
ROU asset	(301)	(401)
Deferred tax asset, net	$21,254	$-

The Company’s deferred tax asset as of December 31, 2025 and 2024 periods were $21.3 million and $0, respectively. The net deferred tax assets as of December 31, 2024 was fully offset by a valuation allowance. The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. During 2021, the Company completed a Section 382 analysis of the available NOLs under Section 382 of the Internal Revenue Code and determined that the Company underwent an ownership change on March 30, 2017 and July 15, 2019. As a result, NOLs attributable to the pre-ownership change are subject to a substantial annual limitation under Section 382. The Company has approximately $102.8 million of federal net operating losses after adjusting for the impact of the Section 382 ownership change. Federal Net Operating Losses of $55.4 million are subject to annual limitation for ownership changes and the Company is utilizing none of the available amount during the current year. The remaining $53.2 million of NOLs incurred post July 15, 2019 may be subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period. These NOLs can be carried forward indefinitely, but the deductibility of such federal NOLs are limited to 80% of Federal Taxable Income. The Company has approximately $78.0 million of state net operating losses carryforwards after adjusting for the impact of the Section 382 ownership change. Current state net operating losses not utilized begin to expire this year.

In December 2023, the FASB issued ASU 2023-09 – Income Taxes: Improvements to Income Tax Disclosures which includes amendments that further enhance income tax disclosures and income taxes paid by jurisdiction. The Company has elected to adopt ASU 2023-09 on a prospective basis. The following table presents the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate for the year ended December 31, 2025:

2025 Continuing Operations
Description	Amount	Tax

Federal income tax at statutory rate	$784	21.0%
State income tax rate, net of Federal tax benefit (1)	(3,440)	-92.2%
Nontaxable or nondeductible items	27	0.7%
Changes in valuation allowance	(18,581)	-497.7%
Effective income tax rate	$(21,210)	-568.2%

(1)	State taxes in California, New Jersey, New York City, New York, and Illinois make up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation of the difference between the federal statutory tax rates and the Company’s effective tax rate from continuing operations for the year ended December 31, 2024 is as follows:

2024

Federal statutory rate	21.0%
State income tax rate, net of Federal tax benefit	3.0%
Meals and entertainment	0.5%
Valuation allowance	(24.5)%
Effective tax rate	0.0%

The Company recognized interest and penalties of $0.4 million, and there was no release related to uncertain tax positions in income tax expense during the year ended December 31, 2025. The Company recognized interest and penalties of $0.4 million, and a release of $0.2 million related to uncertain tax positions in income tax expense during the year ended December 31, 2024. At December 31, 2025 and 2024, accrued interest and penalties, net were $4.5 million and $4.2 million, respectively, and are included in the Other long-term liabilities in the consolidated balance sheets.

The Company and its subsidiaries file a U.S. Federal consolidated income tax return and consolidated and separate income tax returns in numerous states and local tax jurisdictions. The following tax years remain subject to examination as of December 31, 2025:

Jurisdiction	Tax Years
Federal	2021 – 2025
State and Local	2020 – 2025

To the extent there was a failure to file a tax return in a previous year; the statute of limitation will not begin until the return is filed. There were no examinations in process by the Internal Revenue Service as of December 31, 2025.

Income taxes paid, net of refunds, are shown in the following table:

Income Taxes Paid	2025

Federal	$75	*

State:

Texas	8
Connecticut	7
Other	11
Total State	26

Total	$101

* Estimated payment made

17. Basic and Diluted Net Income per Share

A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2025 and 2024 are as follows (rounded to thousands):

	Years Ended December 31,
	2025	2024

Basic weighted average number of common shares	4,424	4,387
Potential dilutive effect of stock-based awards	4	35
Dilutive effect of preferred stock	23,267	11,312
Diluted weighted average number of common shares	27,695	15,734

In January 2026, the Company’s preferred stock was converted into common stock thereby increasing the number of basic shares outstanding in 2026.

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on income per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Years Ended December 31,
	2025	2024
Options	246	277
Restricted stock units (RSUs)	150	169
	396	446

18. Restructuring Expenses

As a result of the established non-coverage for PancraGEN®, the Company announced in the first quarter of 2025 that its board of directors had approved a restructuring and cost-savings plan to reduce operating costs and better align its workforce with the loss of PancraGEN®. In connection with this plan, the Company incurred $0.7 million in restructuring expenses for the year ended December 31, 2025, all of which are severance and related costs. The expenses were paid in the quarter that they were incurred, and the Company has no restructuring liability accrued for as of December 31, 2025. For the year ended December 31, 2025, the Company recorded $0.5 million in severance costs that were charged to sales and marketing and $0.2 million that were charged to general and administrative expenses in the Company’s consolidated statement of operations.

19. Supplemental Cash Flow Information

Supplemental Disclosure of Other Cash Flow Information

(in thousands)

	Years Ended
	December 31,
	2025	2024

Cash paid for income taxes	$101	$12
Cash paid for interest	$168	$625

Supplemental Disclosures of Non Cash Activities

(in thousands)

	December 31,
	2025	2024

Purchase of property and equipment included in accounts payable	$131	$-
Lease remeasurement	-	177
Conversion of preferred shares from Series B to Series C	-	46,375

20. Subsequent Events

Preferred Shares

On January 20, 2026, the Company announced that all shares of Series C Preferred Stock have been converted into common stock, resulting in the issuance of approximately 23,267,327 shares of Interpace common stock (calculated as $1,000 stated value per preferred share divided by the $2.02 conversion price).

Of this amount, 1315 Capital owns approximately 9,405,941 shares of common stock, or approximately 34% of Interpace’s outstanding common stock, and Ampersand owns 13,861,386 shares of common stock, or approximately 50% of Interpace’s outstanding common stock, in both cases subject to change in connection with subsequent issuance activity and public float changes.

