Form 10-K/A
period 2025-12-31
INTERPACE BIOSCIENCES, INC.
filed 2026-04-30
CIK 1054102

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

As of April 15, 2026, 27,700,904 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm ID	Auditor Name	Auditor Location
274	EisnerAmper, LLP	Philadelphia, Pennsylvania

EXPLANATORY NOTE

Interpace Biosciences, Inc. (“Interpace,” the “Company,” “we”, “us” or “our”) is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2026 (the “Original Filing”).

We are filing this Amendment solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2025 Annual Meeting of Stockholders because the Company’s definitive proxy statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2025. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III and amends and restates in its entirety Part IV of the Original Filing to include the prior exhibits and additional certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Board of Directors

The Company’s Board of Directors (the “Board”) currently consists of five members, divided into three classes with two directors in Class I, one director in Class II and two directors in Class III. Directors serve for three-year terms with one class of directors being elected by the Company’s stockholders at each annual meeting. The terms of our Class I directors, Dr. Aggarwal and Mr. Sullivan, would have expired at the Company’s 2025 annual meeting. Because the Company did not hold a 2025 annual meeting, Dr. Aggarwal and Mr. Sullivan are holdover directors and will serve until the Company’s 2026 annual meeting or until their successors are earlier elected or qualified. The term of our Class II director, Mr. Rocca, will expire at the Company’s 2027 annual meeting. The terms of our Class III directors, Mr. Burnell and Dr. Keegan, will expire at the Company’s 2026 annual meeting.

NAME	CLASS	AGE	PRINCIPAL OCCUPATION OR EMPLOYMENT
Vijay Aggarwal, Ph.D.	I	77	Member of the Executive Committee of Broad Street Angels
Thomas W. Burnell	III	64	President, Chief Executive Officer and Chairman of the Board of Interpace Biosciences, Inc.
Joseph Keegan, Ph.D.	III	72	Independent Investor
Fortunato Ron Rocca	II	64	Independent Investor
Stephen J. Sullivan	I	79	Founder, CRO Advisors LLC

The biographies and qualifications of the members of the Board are set forth below. No director is related to any of our other directors, executive officers or persons nominated or chosen by the Company to become a director or executive officer that would require disclosure pursuant to Item 401(d) of Regulation S-K. Likewise, there are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer that would require disclosure pursuant to Item 401(d) of Regulation S-K.

Vijay Aggarwal, Class I Director. Dr. Vijay Aggarwal was designated as a director by Ampersand 2018 Limited Partnership (“Ampersand”), a fund managed by Ampersand Capital Partners that is a major stockholder of the Company, as a holder of the Company’s Series B Preferred Stock, and thereby appointed and elected as a director effective February 1, 2022. On October 11, 2024, Ampersand exchanged its Series B Preferred Stock for Series C Preferred Stock pursuant to which it no longer has director designation rights. Dr. Aggarwal serves as Chair of the Board’s Regulatory Compliance Committee (the “Regulatory Compliance Committee”), which was formerly part of the Board’s Audit Committee (the “Audit Committee”) and was formed in January 2020, and as a member of the Board’s Nominating and Corporate Governance Committee (the “Nominating Committee”) and Compensation Committee (the “Compensation Committee”). Currently a member of the Executive Committee of Broad Street Angels and a member of the advisory board of Slone Partners, Dr. Aggarwal is an active investor in early-stage medical technology companies. As a Managing Partner of The Channel Group from 2009 to 2021, Dr. Aggarwal provided strategic advisory and capital formation services to companies with operations or investments in the clinical diagnostics, molecular diagnostic and anatomic pathology sectors.

Dr. Aggarwal currently holds board positions at Allergenis, where he is a member of the Compensation Committee, and at Accugenomics, Moleculera Labs, where he is chairman of the board, and Slone Partners. Previous board positions include Hycor Biomedical, Targeted Diagnostics and Therapeutics and ViraCor IBT Laboratories. He earned a B.A. in Chemistry from Case Western Reserve University and a Ph.D. in Pharmacology from the Medical College of Virginia.

Dr. Aggarwal brings extensive leadership in clinical diagnostic services as well as institutional and individual investment experience which has led the Board to conclude that Dr. Aggarwal is qualified to serve as a director of the Company.

Thomas W. Burnell, Class III Director. Effective December 1, 2020, Mr. Burnell was named President, Chief Executive Officer and a director of the Company. On February 1, 2024, he was named Chairman of the Board. Mr. Burnell has also served as an Operating Partner of 1315 Capital Partners, a private equity firm whose fund is a major stockholder of the Company, since October 2023. Mr. Burnell has served as a member of the board of directors of miraDry, Inc. since January 2024 and as its Chairman since October 2024. He has also served as Chairman of the Board of SciSafe Solutions, Inc. since November 2024 and as a member of the Board of Nu-Tek Biosciences, Inc. since May 2024. From October 2019 until October 2024, he served as Chairman of the Board of Cardiovascular Clinic of Nebraska, a medical treatment facility focused on diagnosis and treatment of cardiac and vascular disorders, and from October 15, 2019 until November 30, 2020, he served as its President and Chief Executive Officer. From October 2, 2017 until November 29, 2017, he served as Chief Executive Officer and a director of True Nature Holding, Inc., a public company now known as Mitesco, Inc. that focuses on development and acquisition of innovative technologies. From July 16, 2016 until March 31, 2017, Mr. Burnell was the President of Boston Heart Diagnostics Corporation, a diagnostics subsidiary of Eurofins Scientific, Inc. (“Eurofins”). From January 2014 to December 2016, Mr. Burnell was an Operating Partner of Ampersand Capital Partners, a private equity firm and the manager of a private equity fund that is a major stockholder of the Company, where he represented Ampersand Capital Partners’ investment in a dietary supplement manufacturer, Elite One Source Nutrisciences, Inc., as its President and Chief Executive Officer. From October 2014 until May 2016, Mr. Burnell served as Executive Chairman of Accuratus Lab Services, Inc., a provider of laboratory testing services, and from September 2012 until July 2014 he was President and Chief Executive Officer of Viracor-IBT Laboratories, Inc., a specialty testing laboratory with an emphasis on the transplant market, during which time it was majority-owned by Ampersand Capital Partners prior to its sale to Eurofins. Mr. Burnell performed the above-described services, except for his services to us, as the Co-Owner, General Partner and Chief Executive Officer of Milestone Business Management, a consulting firm focused on strategic, financial and organizational performance of food, pharmaceutical and life science companies.

Mr. Burnell holds a Ph.D. in Nutrition from the University of Kentucky and a B.S. and M.S. in Animal Science and Nutrition, respectively, from the University of Nebraska-Lincoln.

Mr. Burnell has extensive leadership experience in the healthcare, biotechnology, laboratory sciences and manufacturing sectors, and is currently the Company’s Chief Executive Officer and President, which has led the Board to conclude that Mr. Burnell is qualified to serve as a director of the Company.

Joseph Keegan, Class III Director. Joseph Keegan, Ph.D. was appointed to the Board effective January 1, 2016 and was subsequently appointed Chair of our Audit Committee and our Nominating Committee and as a member of our Regulatory Compliance Committee. Dr. Keegan has more than 30 years of experience in life science businesses.

Dr. Keegan is a member of the board of directors and nominating and compensation committees of Bio-Techne Corporation (NASDAQ: TECH), a publicly held biotech company, and serves on the boards of directors of three privately held companies: Halo Labs, Inc. (formerly known as Optofluidics, Inc.), where he is a member of the audit and compensation committees, Carterra (formerly known as Wasatch Microfluidics, Inc.), where he is a member of the audit and compensation committees, and Biolog, Inc. Dr. Keegan holds a B.A. in Chemistry from Boston University and a Ph.D. in Physical Chemistry from Stanford University.

Dr. Keegan’s specific qualifications and skills in the areas of life science businesses, product development and sales strategies led the Board to conclude that Dr. Keegan is qualified to serve as a director of the Company.

Fortunato Ron Rocca, Class II Director. Ron Rocca was elected to the Board as a Class II director on January 22, 2020 following his designation by 1315 Capital II, L.P. (“1315 Capital”), a fund managed by 1315 Capital Partners that is a major stockholder of the Company, as a holder of Series B Preferred Stock. Mr. Rocca was concurrently appointed to the Audit Committee and Compensation Committee and was subsequently appointed to the Regulatory Compliance Committee. On October 11, 2024, 1315 Capital exchanged its Series B Preferred Stock for Series C Preferred Stock pursuant to which it no longer has director designation rights. Mr. Rocca has served as the President and Chief Executive Officer of Mindera Inc. from May 2023 until August 2025 and he currently serves on the board of Circular Genomics, where he is also a member of the Audit Committee and the Compliance Committee. From October 2011 through October 2022, Mr. Rocca served as President, Chief Executive Officer and Director of Exagen Inc. (NASDAQ: XGN), a company dedicated to transforming the care continuum for patients suffering from debilitating and chronic autoimmune diseases.

Mr. Rocca received a B.S. in Marketing and Personnel Management from Towson State University. Mr. Rocca’s extensive knowledge of our business, as well as his over 25 years of experience in the diagnostic and pharmaceutical industries, as well as his extensive experience as an officer at public companies developing healthcare tests contributed to our Board’s conclusion that he is qualified to serve as a director of our Company.

Stephen J. Sullivan, Class I Director. Stephen J. Sullivan is currently a director and served as Chairman of the Board from June 21, 2016 until April 16, 2020. Mr. Sullivan served as Interim Chairman of the Board from January 1, 2016 to June 20, 2016. Mr. Sullivan joined the Company as a director in September 2004 and has served as Chair of various committees of the Board. Mr. Sullivan currently serves as Chair of the Compensation Committee and a member of the Audit Committee and Nominating Committee. In early 2010, Mr. Sullivan founded CRO Advisors LLC, a specialty consulting firm he continues to head.

Mr. Sullivan has extensive experience as a director. In 2019, Mr. Sullivan became a director of The Emmes Company, LLC, a clinical research collaborator within the contract research organization industry. In July 2022, The Emmes Company LLC was sold to New Mountain Capital, at which time Mr. Sullivan resigned from the board. Since April 2018, Mr. Sullivan has been a member of the board of Transnetyx, Inc., a privately held genotyping company.

Mr. Sullivan graduated from the University of Dayton with a B.S. in Political Science, was a commissioned officer in the Marine Corps, and completed his M.B.A. in Marketing and Finance at Rutgers University in 1976. Mr. Sullivan is currently an adjunct Professor of Management at Georgetown University.

Mr. Sullivan has held senior leadership positions in companies in the life sciences and healthcare services industries. His specific qualifications and skills in the areas of general operations, financial operations and administration and mergers and acquisitions led the Board to conclude that Mr. Sullivan is qualified to serve as a director of the Company.

Executive Officers

The following table sets forth the names, ages and principal positions of our executive officers as of the date of this Amendment:

Name	Age	Position
Thomas W. Burnell	64	President, Chief Executive Officer and Chairman of the Board
Christopher McCarthy	34	Chief Financial Officer and Chief Operating Officer

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

Christopher McCarthy. On July 24, 2023, Christopher McCarthy was appointed as the Chief Financial Officer of the Company and was appointed as the Chief Operating Officer of the Company in December 2024. Mr. McCarthy has served as the Company’s Principal Financial Officer since April 2023. Prior to serving as the Company’s Chief Financial Officer, Mr. McCarthy served as the Company’s Vice President of Finance and Enterprise Systems from August 2022 to July 2023, Senior Director of Operations Finance from August 2020 to August 2022 and Senior Financial Analyst from June 2019 to August 2020. Prior to joining the Company, Mr. McCarthy served as a Senior Financial Systems Analyst at Simon & Schuster, Inc. from January 2016 to June 2019.

Except as described above, Mr. McCarthy has served in no other Company positions and there is no arrangement or understanding between Mr. McCarthy and any other person pursuant to which he was selected to serve as Chief Financial Officer or Chief Operating Officer. Mr. McCarthy has no family relationship with any director or executive officer or person nominated or chosen by the Company to become a director or executive officer of the Company. There are no related party transactions as of the date hereof between Mr. McCarthy and the Company that would require disclosure under Item 404(a) of Regulation S-K.

Governance of the Company

Corporate Governance; Code of Business Conduct; Insider Trading Policy

Our Board has adopted a written Code of Business Conduct that applies to our directors, officers, employees, consultants and other representatives, as well as Guidelines on Corporate Governance applicable specifically to our Board. You can find links to these documents in the “Investors-Investor Relations-Corporate Governance-Governance Documents” section of our website page at www.interpace.com. The content contained in, or that can be accessed through, our website is not incorporated into this Amendment or the Original Filing. Disclosure regarding any amendments to, or any waivers from, a provision of our Code of Business Conduct that applies to one or more of our directors, our principal executive officer, our principal financial or our principal accounting officer will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, or posted on our website at www.interpace.com.

Our Insider Trading Policy, adopted in March 2025, expressly prohibits our, and our direct and indirect subsidiaries’, employees, directors, officers and designated contractors and consultants, who know or have access to material information regarding the Company that has not been fully disclosed to the public from: (i) trading in Company securities or engaging in transactions in securities of another company with which the Company conducts business, such as a customer, partner, distributor or supplier, if they are in possession of or otherwise aware of material information relating to such other company obtained in course of employment with, or services performed on behalf of, the Company; (ii) pledging Company securities as collateral for a loan; (iii) engaging in hedging or monetization transactions with respect to Company securities, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds; and (iv) trading in derivative securities related to Company securities, which includes publicly traded call and put options. Our Insider Trading Policy also provides that the Company will not effect transactions in respect of its securities, or adopt any securities repurchase plans, when it is in possession of material nonpublic information concerning the Company, other than in compliance with applicable law.

Audit Committee

The Audit Committee is currently comprised of Dr. Keegan (Chair), Mr. Sullivan and Mr. Rocca. The primary purposes of our Audit Committee are to assist the Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting, internal control, legal compliance and risk management functions of the Company, including, without limitation, assisting the Board’s oversight of: (i) the integrity of our financial statements; (ii) the effectiveness of our internal control over financial reporting; (iii) our compliance with legal and regulatory requirements; (iv) the qualifications and independence of our independent registered public accounting firm; (v) the selection, retention and termination of our independent registered public accounting firm; and (vi) the performance of our internal audit function and independent registered public accounting firm. The Audit Committee is also responsible for preparing the report of the Audit Committee required by the rules and regulations of the SEC for inclusion in our annual proxy statement.

Our Board has determined that each member of our Audit Committee is independent within the meaning of the rules of The Nasdaq Stock Market LLC (the “Nasdaq Rules”), although such rules are not applicable to OTCID quoted companies, and as required by the Audit Committee charter. Our Board has determined that the Chair of the Audit Committee, Dr. Keegan, is an “audit committee financial expert,” as that term is defined in Item 407(d) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Audit Committee charter is posted and can be viewed in the “Investors-Investor Relations-Corporate Governance-Governance Documents” section of our website at www.interpace.com.

Compensation Committee

The Compensation Committee is currently comprised of Mr. Sullivan (Chair), Dr. Aggarwal and Mr. Rocca. Each member of our Compensation Committee is “independent” within the meaning of the Nasdaq Rules, although such rules are not applicable to OTCID quoted companies, and as required by the Compensation Committee charter. The primary purposes of our Compensation Committee are: (i) to establish and maintain our executive compensation policies consistent with corporate objectives and stockholder interests; (ii) to oversee the competency and qualifications of our senior management personnel and the provisions of senior management succession planning; and (iii) to advise the Board with respect to director compensation issues. The Compensation Committee also administers our equity compensation plans. The Compensation Committee may form subcommittees for any purpose that they deem appropriate and may delegate to such subcommittees such power and authority as they deem appropriate, provided that the subcommittee consists of at least two members and provided further that the Compensation Committee must not delegate any power or authority required by any law, regulation or listing standards to be exercised by the Compensation Committee as a whole.

Our Compensation Committee charter is posted and can be viewed in the “Investors-Investor Relations-Corporate Governance-Governance Documents” section of our website at www.interpace.com.

Nominating Committee

The Nominating Committee is currently comprised of Dr. Keegan (Chair), Dr. Aggarwal and Mr. Sullivan. Each member of our Nominating Committee is “independent” within the meaning of the Nasdaq Rules, although such rules are not applicable to OTCID quoted companies, and as required by the Nominating Committee charter. The primary purposes of the Nominating Committee are: (i) to recommend to the Board the nomination of individuals who are qualified to serve as our directors and on committees of the Board; (ii) to advise the Board with respect to the composition, size, structure and procedures of the Board; (iii) to advise the Board with respect to the composition, size and membership of the Board’s committees; (iv) to advise the Board with respect to corporate governance principles applicable to the Company; (v) to develop and maintain the Company’s corporate governance guidelines; (vi) to oversee the evaluation of the Board as a whole and the evaluation of its individual members standing for re-election; and (vii) to advise the Board with respect to any other matters required by federal securities laws. The Nominating Committee also has responsibility for reviewing and approving all transactions that are “related party” transactions under SEC rules, unless the Board empowers a special committee.

The Nominating Committee does not set specific, minimum qualifications that nominees for director must meet in order for the Nominating Committee to recommend them to the Board, but rather believes that each nominee should be evaluated based on his or her individual merits, taking into account our needs and the composition of the Board. Members of the Nominating Committee discuss and evaluate possible candidates in detail, and suggest individuals to explore in more depth. Once a candidate is identified whom the Nominating Committee wants to seriously consider and move toward nomination, the chair of the Nominating Committee enters into a discussion with that nominee candidate. Subsequently, the chair will discuss the qualifications of the candidate with the other members of the Nominating Committee, and the Nominating Committee will then make a final recommendation with respect to that candidate to the Board.

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

The Nominating Committee will consider nominees recommended by stockholders, based on the same criteria described above, provided such nominations comply with the applicable provisions of our Certificate of Incorporation, Bylaws and the procedures to be followed in submitting proposals. No material changes have been implemented to the procedures by which stockholders may recommend nominees to our Board since we filed Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2024 on April 28, 2025.

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

Regulatory Compliance Committee

The Regulatory Compliance Committee is currently comprised of Dr. Aggarwal (Chair), Dr. Keegan and Mr. Rocca. Each member of the Regulatory Compliance Committee is “independent” within the meaning of the Nasdaq Rules, although such rules are not applicable to OTCID quoted companies, and as required by the Regulatory Compliance Committee charter. The primary purposes of our Regulatory Compliance Committee are to assist the Board in carrying out its oversight responsibility with respect to the regulatory framework of laws and regulations with respect to our operations and our compliance with high quality, ethical and legal standards and to be compliant with applicable operational, health, safety, quality and regulatory requirements and best practices. Specifically, the Regulatory Compliance Committee assists the Board with respect to compliance with the operation of clinical laboratories and the provision of laboratory services and related customer billing and Medicare reimbursement.

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

For the year ended December 31, 2025, our named executive officers (“NEOs”) were the following individuals:

● Thomas W. Burnell, Chief Executive Officer, President and Chairman of the Board

● Christopher McCarthy, Chief Financial Officer and Chief Operating Officer

Summary Compensation Table

The following table sets forth certain information concerning compensation earned by our NEOs for fiscal years 2025 and 2024.

SUMMARY COMPENSATION TABLE FOR 2025 AND 2024
Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Compensation ($)(1)	Stock Awards ($)(2)	All Other Compensation ($) (4)	Total ($)
Thomas W. Burnell
CEO, President and
Chairman of the Board	2025	460,625	230,312	-	17,255	708,192
	2024	456,458	230,312	-	17,022	703,792
Christopher McCarthy
CFO and COO(3)	2025	325,000	130,000	-	13,265	468,265
	2024	274,583	110,000	38,750	11,200	434,533

(1)	The amount set forth in this column represents the annual cash incentive bonus earned by the NEO for the applicable fiscal year performance.

(2)	The dollar amounts set forth in this column for Mr. McCarthy represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For purposes of computing such amounts, we disregarded estimates of forfeitures related to service-based vesting conditions. For additional information regarding our valuation assumptions, please refer to Note 13 – “Stock-Based Compensation” to our consolidated financial statements included in our Original Filing.

(3)	Was appointed chief operating officer in December 2024.

(4)	For the NEOs, this column includes the following amounts:

	401(k) Company Match ($)	Term Life/Disability Insurance Payment ($)	Other ($)	Total ($)
Thomas W. Burnell	14,000	3,255	-	17,255
Christopher McCarthy	13,000	265	-	13,265

Narrative Disclosure to Summary Compensation Table

The following narrative discusses the base salaries, annual cash incentives, long-term equity incentives, and perquisites of the Company with respect to Messrs. Burnell and McCarthy.

Base Salaries

Initially, each NEO’s base salary is generally set according to the NEO’s employment agreement with the Company and thereafter may be adjusted based on the NEO’s performance. Each year, the Compensation Committee reviews each NEO’s base salary level and determines whether any change to such level is necessary and adjustments may be based on factors such as new roles and/or responsibilities assumed by the NEO and the NEO’s impact on our strategic goals and financial performance.

Tom Burnell. For fiscal year 2025, Mr. Burnell’s annual base salary was at the rate of $460,625. For fiscal year 2024, Mr. Burnell’s annual base salary initially was at the rate of $435,625, until being increased on March 1, 2024 to $460,625.

Christopher McCarthy. For fiscal year 2025, Mr. McCarthy’s annual base salary was at the rate of $325,000. For fiscal year 2024, Mr. McCarthy’s annual base salary initially was at the rate of $220,000, until being increased on February 1, 2024 to the rate of $275,000, and then again on December 1, 2024 to the rate of $325,000.

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

Equity Incentives

Our executives are also eligible to receive awards under our equity incentive program, which is currently administered under the Company’s 2019 Equity Incentive Plan (the “2019 EIP”). The equity incentive component of our compensation program is used to promote alignment with stockholders. The Compensation Committee believes that stock-based compensation enhances our ability to attract and retain high quality talent, provides motivation to improve our financial performance, and increase stockholder value.

In 2024, Mr. McCarthy was granted 10,000 restricted stock units (“RSUs”) in February and 25,000 RSUs in July, both of which vested immediately on the date of grant.

Perquisites

As a matter of practice, we provide only limited perquisites to NEOs, and the value of such perquisites provided during fiscal years 2025 and 2024 are set forth in footnote 4 to the Summary Compensation Table. Otherwise, NEOs are eligible for the standard benefits and programs generally available to all of our employees.

Qualified Plan

The Company maintains a tax-qualified savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended from time to time (the “Code”). Employees who participate in the plan may make elective deferrals to the plan, subject to the limitations imposed by the Code. In addition, the Company currently offers a safe harbor matching contribution equal to 100% of the first 3% of an employee’s contributed base salary plus 50% of the employee’s base salary contributed in excess of the first 3% but not more than 5% of an employee’s contributed base salary.

Employment Agreements and Severance Arrangements

Tom Burnell

On December 1, 2020, the Company appointed Mr. Burnell as Chief Executive Officer and President and entered into an employment agreement with Mr. Burnell (the “Burnell Employment Agreement”). Under the Burnell Employment Agreement, Mr. Burnell is to receive an annual base salary of at least $425,000, a target annual bonus opportunity of up to 50% of such base salary, certain other benefits such as housing (although no such housing benefit has been provided to Mr. Burnell to date) and participation in the benefit plans and programs maintained by the Company.

In the event that Mr. Burnell’s employment is terminated by the Company without Cause or by Mr. Burnell for Good Reason (in each case, as defined in the Burnell Employment Agreement), then subject to, among other things, Mr. Burnell’s execution and non-revocation of a release agreement in favor of the Company, Mr. Burnell would be entitled to: (i) salary continuation payments for a period of twelve (12) months; (ii) all outstanding equity awards that were scheduled to vest during the twenty-four (24) month period following the termination date, but for the termination, would become fully vested and exercisable (including any such awards that vest in whole or in part based on the attainment of performance-vesting conditions that would be deemed achieved at the target level of the applicable award agreement); and (iii) continuation of health and welfare benefits for the salary continuation period.

Christopher McCarthy

On July 24, 2023, the Company appointed Mr. McCarthy as Chief Financial Officer and entered into an employment agreement with Mr. McCarthy (the “McCarthy Employment Agreement”). Mr. McCarthy was appointed Chief Operating Officer in December 2024. Under the McCarthy Employment Agreement, Mr. McCarthy is to receive an annual base salary of at least $220,000, a target annual bonus opportunity of up to 40% of such base salary, and participation in the benefit plans and programs maintained by the Company. Mr. McCarthy’s annual base salary was increased on February 1, 2024 to the rate of $275,000, and then again on December 1, 2024 to the rate of $325,000.

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

Confidential Information, Non-Disclosure, Non-Solicitation, Non-Compete and Rights to Intellectual Property Agreement (“Restrictive Covenants Agreement”)

Each of Messrs. McCarthy and Burnell also entered into a Restrictive Covenants Agreement with the Company that includes customary provisions regarding confidentiality and non-disclosure, customary non-competition and non-solicitation provisions that extend for up to one (1) year following termination of employment, and a customary invention assignment regarding ownership of intellectual property. The payment of any severance benefits under each executive’s employment agreement and/or severance agreement is conditioned on continued compliance with his respective Restrictive Covenants Agreement.

Treatment of Outstanding Equity on a Change in Control

The 2019 EIP provides that in the event of a change in control, the Compensation Committee may take certain actions in its sole and absolute discretion with respect to awards granted, but there is no automatic vesting provision.

Outstanding Equity Awards as of December 31, 2025

The following table provides information concerning the number and value of unexercised stock options and RSUs for the NEOs outstanding as of December 31, 2025:

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2025
Option Awards						Equity Incentive Plan Awards		Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Performance RSUs that have not Vested (#)		Number of Shares/RSUs that have not Vested (#)	Market Value of Shares/RSUs that have not Vested ($)(1)
Thomas W. Burnell	-		-	-		125,000	(2)	-	153,750
Christopher McCarthy	2,500	(3)	-	6.00	3/10/2031	-		-	-

(1)	The market value is based on the closing price of $1.23 per share on December 31, 2025, the last day of trading in 2025.
(2)	Consists of 125,000 performance based RSUs which will be eligible to vest on the day immediately following a 30-calendar day period in which, for each trading day of such period, a share of Common Stock has a closing per share price of at least $11.34.
(3)	Consists of 2,500 fully vested stock options.

Policies and Practices for Granting Certain Equity Awards

We do not schedule equity award grants in anticipation of the release of material nonpublic information, nor do we time the release of material nonpublic information based on equity grant dates.

Director Compensation for 2025

The following table presents information relating to total compensation for our non-employee directors for fiscal year 2025. Mr. Burnell, our Chief Executive Officer, does not receive compensation for his services on the Board. Information regarding the compensation of Mr. Burnell can be found above, under the heading “Narrative Disclosure to Summary Compensation Table.”

DIRECTOR COMPENSATION IN 2025
Name	Fees earned or paid in cash ($)	Option awards ($) (1)	Total ($)
Vijay Aggarwal	50,000	-	50,000
Joseph Keegan	50,000	-	50,000
Fortunato Ron Rocca	47,500	-	47,500
Stephen J. Sullivan	50,000	-	50,000

(1)	The aggregate number of option awards held by the non-employee directors as of December 31, 2025 are as follows which are fully vested: Dr. Aggarwal – 28,000; Dr. Keegan – 32,920; Mr. Rocca – 28,000; and Mr. Sullivan – 33,820.

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

Cash Compensation Policy

In 2025, each of our non-employee directors received an annual director’s fee of $40,000, payable quarterly in arrears. Additionally, any non-employee director serving as Chair of a Board Committee received an annual fee of $10,000 (regardless of the number of Committees chaired).

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

The following table shows, as of April 15, 2026, the number of shares of our Common Stock beneficially owned by: (i) each stockholder who is known by us to beneficially own in excess of 5% of our outstanding Common Stock; (ii) each of our current directors; (iii) each of our current named executive officers; and (iv) all current directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of Common Stock owned by them and all information with respect to beneficial ownership has been furnished to us by the respective stockholder. Except as otherwise indicated, the address of each of the persons listed below is c/o Interpace Biosciences, Inc., Waterview Plaza, Suite 310, 2001 Route 46, Parsippany, New Jersey 07054. The percentage of beneficial ownership is based on 27,700,904 shares of Common Stock outstanding on April 15, 2026.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Shares Outstanding
5% Holders:
Ampersand 2018 Limited Partnership(2)	13,861,386	(3)	50.0%
1315 Capital II, L.P.(4)	9,405,941	(5)	34.0%
Executive officers and directors:
Thomas W. Burnell (6)	81,737	(9)	*
Christopher McCarthy (7)	49,291	(10)	*
Vijay Aggarwal (8)	28,000	(11)	*
Joseph Keegan (8)	34,677	(12)	*
Fortunato Ron Rocca (8)	28,000	(11)	*
Stephen J. Sullivan (8)	36,279	(13)	*
All executive officers and directors as a group (6 persons)	257,984	(9)(10)(11)(12)(13)	*

*	Represents beneficial ownership of less than 1% of our outstanding Common Stock

(1)	Beneficial ownership and percentage ownership are determined in accordance with the rules and regulations of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we include shares underlying common stock derivatives, such as stock options and RSUs that a person has the right to acquire within 60 days of April 15, 2026. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2)	The reported address of Ampersand is One Post Office Square, Suite 2900, Boston, MA 02109.
(3)	This information is based solely on a Form 4 filed with the SEC on February 4, 2026 by Ampersand. Ampersand reported ownership of 13,861,386 shares of Common Stock.
(4)	The reported address of 1315 Capital is 3025 John F Kennedy Boulevard, Suite 730, Philadelphia, PA 19104.
(5)	This information is based solely on a Form 4 filed with the SEC on February 17, 2026 by 1315 Capital. 1315 Capital reported ownership of 9,405,941 shares of Common Stock.
(6)	Currently serves as our President and Chief Executive Officer and as Chairman of the Board.
(7)	Currently serves as our Chief Financial Officer and Chief Operating Officer.
(8)	Currently serves as a member of the Board.
(9)	Includes 10,855 shares owned by Mr. Burnell’s spouse. Mr. Burnell disclaims beneficial ownership of these shares.
(10)	Includes 2,500 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2026.
(11)	Includes 28,000 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2026.
(12)	Includes 32,920 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2026.
(13)	Includes 33,820 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2026.

Equity Compensation Plan Information

The table below sets forth certain information with respect to all of our equity compensation plans as of December 31, 2025, and does not reflect grants, awards, exercises, terminations or expirations since that date.

Equity Compensation Plan Information
Year Ended December 31, 2025
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (2019 Equity Compensation Plan and Restated 2004 Stock Award and Incentive Plan)	396,222	$7.30	1,851,870

Equity compensation plan not approved by security holders	-	-	-
Total	396,222	$7.30	1,851,870

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We are required to disclose transactions since January 1, 2024, to which we have been a party, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2024 and December 31, 2025, respectively, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or an affiliate or immediate family member thereof had or will have a direct or indirect material interest, other than employment, compensation, termination and change in control arrangements with our named executive officers. We have not entered into any such transactions since January 1, 2024.

Director Independence

The Board determined that all of the members of the current Board, except Mr. Burnell, are independent directors within the meaning of the applicable rules and regulations of the SEC and the definition of “Independent Director” under the Nasdaq Rules, which is the definition the Company uses in determining independence of directors and committee members, although the Nasdaq Rules are not applicable to companies quoted on the OTCID. There were no transactions between any independent director and the Company for the Board’s consideration in determining the independence of any independent director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

EisnerAmper LLP (“EisnerAmper”), an independent registered public accounting firm, has served as our independent accountants since April 13, 2022. Fees for services provided by EisnerAmper for the past two completed years ended December 31 were as follows:

PRINCIPAL ACCOUNTANT FEES AND SERVICES
	2025	2024
Audit Fees (1)	$320,250	$368,550
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$320,250	$368,550

(1)	Audit fees include the audit of our consolidated financial statements.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Under its charter, the Audit Committee must pre-approve all engagements of our independent registered public accounting firm unless an exception to such pre-approval exists under the Exchange Act or the rules of the SEC. Each year, the independent registered public accounting firm’s retention to audit our financial statements and permissible non-audit services, including the associated fees, is approved by the Audit Committee. At the beginning of each fiscal year, the Audit Committee evaluates other known potential engagements of the independent registered public accounting firm, in light of the scope of the work proposed to be performed and the proposed fees, and approves or rejects each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent registered public accounting firm’s independence. At subsequent Audit Committee meetings, the Audit Committee receives updates on the services actually provided by the independent registered public accounting firm, and management may present additional services for approval. Typically, these would be services, such as due diligence for an acquisition, that were not known at the beginning of the year. The Audit Committee has delegated to the Chair of the Audit Committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between committee meetings. If the Chair so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting. All of the services and corresponding fees described above were approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of, or incorporated by reference into, this report:

Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
2.2	Asset Purchase Agreement, dated August 31, 2022 by and among Interpace Biosciences, Inc., Interpace Pharma Solutions, Inc. and Flagship Biosciences, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2022.
3.1	Conformed version of Certificate of Incorporation of Interpace Biosciences, Inc., as amended most recently by the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, effective October 11, 2024, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2024.
3.2	Amended and Restated Bylaws of Interpace Biosciences, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2019.
4.1	Description of Securities, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2021.
4.2	Specimen Certificate Representing the Common Stock, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (File No. 333-227728), filed with the SEC on October 5, 2018.
10.1*	Amended and Restated 2004 Stock Award and Incentive Plan, incorporated by reference to Annex A of the Company’s definitive proxy statement, filed with the SEC on August 14, 2017.
10.2*	Form of Restricted Stock Unit Agreement for Employees, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.3*	Form of Restricted Stock Unit Agreement for Directors, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.4*	Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.5*	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018.
10.6*	Interpace Diagnostics Group, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.7*	Amendment to the Interpace Biosciences, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 26, 2020.

Exhibit No.	Description
10.8*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.3 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.9*	Form of Interpace Biosciences, Inc. 2019 Equity Incentive Plan Restricted Stock Unit And Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.9 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 26, 2020.
10.10*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.11*	Interpace Diagnostics Group, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 14, 2019.
10.12*	Incentive Stock Option Agreement between Interpace Diagnostics Group, Inc. and Jack E. Stover, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2016.
10.13*	Employment Agreement, dated November 23, 2020, between Thomas W. Burnell and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 25, 2020.
10.14*	Employment Agreement, dated July 24, 2023, between Christopher McCarthy and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 2, 2023.
10.15*	Form of Indemnification Agreement by and between Interpace Diagnostics Group, Inc. and its directors and executive officers, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2016.
10.16*	Form of Indemnification Agreement by and between Interpace Biosciences, Inc. and Indemnitee, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020.
10.17*	Agreement, dated January 21, 2022, between Dr. Vijay Aggarwal and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2022.
10.18	License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.19	CPRIT License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.20	Supply Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.21	Guaranty, dated August 13, 2014 by the Company in favor of Asuragen, Inc., incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
10.22	Lease Agreement, dated March 31, 2017, by and between Saddle Lane Realty, LLC and the Company, incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-1 (333-218140), as amended on June 13, 2017.
10.23	First Amendment, dated September 26, 2017, by and between Saddle Lane Realty, LLC and Interpace Diagnostics Corporation, incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
10.24	Amendment No. 2 to Lease, dated March 15, 2018, between Saddle Lane Realty, LLC and Interpace Diagnostics Corporation, incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 23, 2018.
10.25	Fourth Lease Amendment (the “Amendment”) by and between Interpace Biosciences, Inc. and Saddle Lane Realty, LLC, dated as of October 31, 2022, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022.

Exhibit No.	Description
10.26	Loan and Security Agreement by and between BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 29, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.
10.27	Second Amendment to Loan and Security Agreement by and between BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated October 24, 2023, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2023.
10.28*	Amendment to the Interpace Biosciences, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2022.
10.29*	Amendment to the Interpace Biosciences, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2022.
10.30	Third Amendment to Loan and Security Agreement by and between BroadOak Fund V, L.P., Interpace Biosciences, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and Interpace Pharma Solutions, Inc., dated March 29, 2024, incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024.
10.31	Series C Preferred Stock Exchange Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2024.
10.32	Amended and Restated Investor Rights Agreement, dated as of October 10, 2024, by and among Interpace Biosciences, Inc., 1315 Capital II, L.P. and Ampersand 2018 Limited Partnership, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2024.
10.33	Termination of Support Agreement, dated October 14, 2024, by and between 1315 Capital II, L.P. and Interpace Biosciences, Inc., incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2024.
10.34	Fourth Amendment to Loan and Security Agreement with BroadOak Fund V, L.P., dated January 17, 2025, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2025.
19.1	Insider Trading Policy, incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025.
21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 22, 2020, as amended from time to time.
23.1	Consent of EisnerAmper, LLP, incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026.
31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*	Denotes compensatory plan, compensation arrangement or management contract.
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPACE BIOSCIENCES, INC.

Date:	April 30, 2026	/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer

