Form 10-Q
period 2026-03-31
INTERPACE BIOSCIENCES, INC.
filed 2026-05-12
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding May 1, 2026
Common Stock, par value $0.01 per share	27,700,904

INTERPACE BIOSCIENCES, INC.

FORM 10-Q FOR PERIOD ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,647	$2,505
Accounts receivable	5,925	5,649
Other current assets	1,391	1,746
Total current assets	9,963	9,900
Property and equipment, net	1,315	1,423
Operating lease right of use assets	1,110	1,217
Deferred tax asset	20,977	21,254
Other long-term assets	44	44
Total assets	$33,409	$33,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$805	$983
Accrued salary and bonus	714	1,886
Other accrued expenses	1,783	1,574
Current liabilities of discontinued operations	660	660
Total current liabilities	3,962	5,103
Operating lease liabilities, net of current portion	635	752
Other long-term liabilities	5,730	5,620
Total liabilities	10,327	11,475

Commitments and contingencies (Note 7)

Stockholders’ equity:
Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized, 0 and 47,000 shares Series C issued and outstanding, respectively	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 27,844,994 and 4,569,333 shares issued, respectively; 27,700,904 and 4,428,539 shares outstanding, respectively	640	407
Additional paid-in capital	234,604	234,833
Accumulated deficit	(210,084)	(210,805)
Treasury stock, at cost (144,090 and 140,794 shares, respectively)	(2,078)	(2,072)
Total stockholders’ equity	23,082	22,363
Total liabilities and stockholders’ equity	$33,409	$33,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	For The Three Months Ended
	March 31,
	2026	2025

Revenue, net	$9,032	$11,515
Cost of revenue	3,128	4,145
Gross profit	5,904	7,370
Operating expenses:
Sales and marketing	2,177	2,814
Research and development	153	177
General and administrative	2,451	2,550
Total operating expenses	4,781	5,541

Operating income from continuing operations	1,123	1,829
Note payable interest	-	(78)
Other income, net	10	21
Income from continuing operations before tax	1,133	1,772
Provision for income taxes	302	18
Income from continuing operations	831	1,754

Loss from discontinued operations, net of tax	(110)	(107)

Net income	$721	$1,647

Basic income (loss) per share of common stock:
From continuing operations	$0.04	$0.40
From discontinued operations	(0.01)	(0.03)
Net income (loss) per basic share of common stock	$0.03	$0.37

Diluted income (loss) per share of common stock:
From continuing operations	$0.03	$0.06
From discontinued operations	(0.00)	(0.00)
Net income (loss) per diluted share of common stock	$0.03	$0.06

Weighted average number of common shares and common share equivalents outstanding:
Basic	22,786	4,420
Diluted	27,707	27,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

							Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance -December 31, 2024	47,000	$-	4,539,663	$406	130,340	$(2,054)	$234,811	$(235,380)	$(2,217)

Issuance of common stock	-	-	21,336	1	-	-	-	-	1
Treasury stock purchased	-	-	-	-	7,566	(15)	-	-	(15)
Series C issuance costs	-	-	-	-	-	-	(13)	-	(13)
Stock-based compensation expense	-	-	-	-	-	-	15	-	15
Net income	-	-	-	-	-	-	-	1,647	1,647
Balance -March 31, 2025	47,000	$-	4,560,999	$407	137,906	$(2,069)	$234,813	$(233,733)	$(582)

Balance -December 31, 2025	47,000	$-	4,569,333	$407	140,794	$(2,072)	$234,833	$(210,805)	$22,363

Issuance of common stock	-	-	8,334	-	-	-	-	-	-
Treasury stock purchased	-	-	-	-	3,296	(6)	-	-	(6)
Series C conversion into common stock	(47,000)	-	23,267,327	233	-	-	(233)	-	-
Stock-based compensation expense	-	-	-	-	-	-	4	-	4
Net income	-	-	-	-	-	-	-	721	721
Balance -March 31, 2026	-	$-	27,844,994	$640	144,090	$(2,078)	$234,604	$(210,084)	$23,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

`	For The Three Months Ended March 31,
	2026	2025

Cash Flows From Operating Activities
Net income	$721	$1,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118	95
Amortization of deferred financing fees	-	11
Stock-based compensation	4	15
Deferred taxes	277	-
Change in fair value of note payable	-	(25)
Amortization on operating lease right of use asset	107	95
Other changes in operating assets and liabilities:
Accounts receivable	(276)	(224)
Other current assets	355	67
Accounts payable	(47)	61
Accrued salaries and bonus	(1,172)	(398)
Other accrued expenses	216	(113)
Operating lease liabilities	(130)	(103)
Long-term liabilities	110	107
Net cash provided by operating activities	283	1,235

Cash Flows From Investing Activity
Purchase of property and equipment	(141)	-
Net cash used in investing activities	(141)	-

Cash Flows From Financing Activities
Payments made on note payable	-	(1,500)
Net cash used in financing activities	-	(1,500)

Net increase (decrease) in cash and cash equivalents	142	(265)
Cash and cash equivalents – beginning	$2,505	$1,461
Cash and cash equivalents – ending	$2,647	$1,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular information in thousands, except per share amounts)

1. OVERVIEW

Nature of Business

Interpace Biosciences, Inc. (“Interpace” or the “Company”) is a company that provides esoteric molecular diagnostic testing and pathology services to aid physicians in their evaluation of cancer risk in patients with indeterminate biopsies and a perceived high risk of cancer from clinical features. The Company develops and commercializes genomic tests and related first-line assays that can personalize medicine to help improve patient diagnosis and management.

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes (the “Interim Financial Statements”) should be read in conjunction with the consolidated financial statements of the Company and its wholly-owned subsidiaries (Interpace Diagnostics Lab Inc., Interpace Diagnostics Corporation, and Interpace Diagnostics, LLC), and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities & Exchange Commission (“SEC”) on March 30, 2026 and as amended on April 30, 2026.

The Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, InServe Support Solutions, TVG, Inc., its Commercial Services business unit, which was sold on December 22, 2015 and its Interpace Pharma Solutions business which was sold on August 31, 2022. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.

3. LIQUIDITY

For the three months ended March 31, 2026, the Company had operating income from continuing operations of $1.1 million. As of March 31, 2026, the Company had cash and cash equivalents of $2.6 million, total current assets of $10.0 million and current liabilities of $4.0 million. As of May 1, 2026, the Company had approximately $2.9 million of cash and cash equivalents.

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

4. DISCONTINUED OPERATIONS

Liabilities classified as discontinued operations as of both March 31, 2026 and December 31, 2025 consist of accrued expenses which are liabilities related to the former Commercial Services business unit.

The table below presents the significant components of its former discontinued operations results included within loss from discontinued operations, net of tax in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025.

	For The Three Months Ended
	March 31,
	2026	2025

Income tax expense	$110	$107
Loss from discontinued operations, net of tax	$(110)	$(107)

There was no cash flow activity from discontinued operations for the three months ended March 31, 2026 or March 31, 2025. There was no depreciation and amortization expense from discontinued operations for either the three months ended March 31, 2026 or March 31, 2025. The income tax expense for the three months ended March 31, 2026 and the income tax expense for the three months ended March 31, 2025 primarily pertained to the interest accrued on uncertain tax position liabilities.

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

Other Current Assets

Other current assets consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Lab supplies	$961	$1,114
Prepaid expenses	430	632
Total other current assets	$1,391	$1,746

Basic and Diluted Net Income (Loss) per Share

A reconciliation of the number of shares of Common Stock, used in the calculation of basic and diluted income (loss) per share for the three-month periods ended March 31, 2026 and 2025 is as follows:

	Three Months Ended
	March 31,
	2026	2025
Basic weighted average number of common shares	22,786	4,420
Potential dilutive effect of stock-based awards	9	17
Dilutive effect of preferred stock	4,912	23,267
Diluted weighted average number of common shares	27,707	27,704

In January 2026, the Company’s preferred stock was converted into Common Stock thereby increasing the number of basic shares outstanding in 2026.

For the three-month periods ended March 31, 2026 and 2025, the following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on income (loss) per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Three Months Ended
	March 31,
	2026	2025
Options	246	277
Restricted stock units (RSUs)	125	158
	371	435

6. LEASES

The table below presents the lease-related assets and liabilities recorded in the Condensed Consolidated Balance Sheet:

	Classification on the Balance Sheet	March 31, 2026	December 31, 2025

Assets
Operating lease assets	Operating lease right of use assets	1,110	1,217
Total lease assets		$1,110	$1,217

Liabilities
Current
Operating lease liabilities	Other accrued expenses	445	431
Total current lease liabilities		$445	$431
Noncurrent
Operating lease liabilities	Operating lease liabilities, net of current portion	635	752
Total long-term lease liabilities		635	752
Total lease liabilities		$1,080	$1,183

The weighted average remaining lease term for the Company’s operating leases was 2.25 years as of March 31, 2026 and the weighted average discount rate for those leases was 12.0%. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.”

The table below reconciles the cash flows to the lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2026:

Operating Leases
2026	412
2027	550
2028	275
Total minimum lease payments	1,237
Less: amount of lease payments representing effects of discounting	157
Present value of future minimum lease payments	1,080
Less: current obligations under leases	445
Long-term lease obligations	$635

7. COMMITMENTS AND CONTINGENCIES

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

8. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Operating lease liability	$445	$431
Accrued sales and marketing	83	32
Accrued lab costs	52	50
Accrued professional fees	454	390
Taxes payable	286	296
All others	463	375
Total other accrued expenses	$1,783	$1,574

9. STOCK-BASED COMPENSATION

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

There were no stock option awards issued in the three months ended March 31, 2026 and March 31, 2025.

The Company recognized approximately $4,000 and $15,000 of stock-based compensation expense within continuing operations during the three-month periods ended March 31, 2026 and 2025, respectively. The following table has a breakout of stock-based compensation expense from continuing operations by line item.

	Three Months Ended
	March 31,
	2026	2025

Sales and marketing	$4	$9
General and administrative	-	6
Total stock compensation expense	$4	$15

10. INCOME TAXES

The following table summarizes income tax expense on income from continuing operations and the effective tax rate for the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025

Provision for income tax	$302	$18
Effective income tax rate	26.7%	1.0%

Income tax expense for the three months ended March 31, 2026 was primarily due to the Company’s net income for the three months ended March 31, 2026 and its deferred tax expense. Income tax expense for the three months ended March 31, 2025 was primarily due to state and federal income taxes.

Other long-term liabilities consisted of uncertain tax positions as of March 31, 2026 and December 31, 2025.

11. SEGMENTS

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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	For The Three Months Ended
	March 31,
	2026	2025

Revenue, net:	$9,032	$11,515
Less:
Cost of revenue:
Fixed	1,697	1,690
Variable	1,431	2,455
Operating and other expenses:
Sales and marketing	2,177	2,814
Research and development	153	177
General and administrative	2,451	2,550
Other (income) expense, net	(10)	57
Provision for income taxes	302	18
Segment net income	831	1,754
Reconciliation of profit or loss:
Loss on discontinued operations	(110)	(107)
Consolidated net income	$721	$1,647

Adjusted EBITDA, a non-GAAP financial measure, is a metric used by the CODM to measure cash flow of the ongoing business. Adjusted EBITDA is defined as income or loss from continuing operations, plus depreciation and amortization, non-cash stock-based compensation, non-recurring legal expenses, severance expense, interest and taxes, and other non-cash expenses including change in fair value of notes payable. The legal expenses included are related to NASDAQ uplist costs, special proxy and charter work, and an employment dispute. The table below includes a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure.

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2026	2025
Income from continuing operations (GAAP Basis)	$831	$1,754
Depreciation and amortization	118	95
Stock-based compensation	4	15
Severance expense	-	168
Taxes expense	302	18
Non-recurring legal expenses	315	-
Note payable interest	-	78
Interest income	(10)	(7)
Change in fair value of note payable	-	(25)
Adjusted EBITDA	$1,560	$2,096

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosures of Non-Cash Activities

(in thousands)

	Three Months Ended
	March 31,
	2026	2025

Taxes accrued for repurchase of restricted shares	$6	$15
Accrued capital expenditures	-	11
Accrued Series C issuance costs	-	13

13. EQUITY

On October 10, 2024, the Company, Ampersand 2018 Limited Partnership (“Ampersand”) and 1315 Capital II, L.P. (“1315 Capital”, and together with Ampersand, the “Investors”) entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which the Investors exchanged (the “Exchange”) an aggregate of 47,000 shares of the Company’s Series B Preferred Stock, comprised of 28,000 shares of Series B Preferred Stock held by Ampersand and 19,000 shares of Series B Preferred Stock held by 1315 Capital, which represented all of the Company’s issued and outstanding Series B Preferred Stock, for 47,000 newly created shares of Series C Preferred Stock, at an issuance price per share of $1,000. In the Exchange, Ampersand received 28,000 shares of Series C Preferred Stock and 1315 Capital received 19,000 shares of Series C Preferred Stock. The Company recorded approximately $0.2 million in issuance costs related to this transaction.

On January 20, 2026, the Company announced that all shares of Series C Preferred Stock were converted into Common Stock, resulting in the issuance of approximately 23,267,327 shares of Common Stock (calculated as $1,000 stated value per preferred share divided by the $2.02 conversion price).

Of this amount, 1315 Capital owns approximately 9,405,941 shares of Common Stock, or approximately 34% of Interpace’s outstanding Common Stock, and Ampersand owns 13,861,386 shares of Common Stock, or approximately 50% of Interpace’s outstanding Common Stock, in both cases subject to change in connection with subsequent issuance activity and public float changes.

14. RECENT ACCOUNTING STANDARDS

Accounting Pronouncements Pending

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures”. ASU 2024-03 will require disclosure of specific cost and expense information in the notes to the financial statements. Disclosure shall include inventory purchases, employee compensation, depreciation and intangible asset amortization presented in the face of the income statement for continuing operations. It shall also include certain amounts already disclosed under GAAP in the same disclosure as other disaggregation requirements as well as disclose a qualitative description and the amount of selling expenses. ASU 2024-03 will be effective for the Company in annual periods beginning after December 15, 2026. The amendment contemplates changes in disclosures only and the Company continues to assess the impact of the amendment.

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	our expectations of future revenues, expenditures, capital or other funding requirements;

●	our reliance on Medicare reimbursement for our clinical services and our being able to successfully restructure ourselves and maintain profitability as a result of the decision of the Center for Medicare and Medicaid Services (“CMS) to cease reimbursement coverage of our PancraGEN® test on April 24, 2025 which resulted in specimens for first-line fluid chemistry and PancraGEN® testing not being accepted by the Company after May 2, 2025;

●	our dependence on sales and reimbursements from our clinical services for all of our revenue;

●	our reliance on sales of our molecular diagnostic tests for thyroid cancer, ThyGeNEXT® and ThyraMIR®v2, following the loss of reimbursement for and resulting discontinuance of PancraGEN®, our pancreatic cancer test;

●	our ability to continue to generate sufficient revenue from our clinical service products and other products and/or solutions that we develop in the future is important for our ability to meet our financial and other targets;

●	our ability to finance our business on acceptable terms in the future, which may limit the ability to grow our business, develop and commercialize products and services, and develop and commercialize new molecular clinical service solutions and technologies;

●	our dependence on third parties for the supply of some of the materials used in our clinical services tests;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (“LDTs”), pricing of our tests and services and patient access limitations;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our being subject to the controlling interests of our two private equity investors who control an aggregate of 84% of our outstanding shares of Common Stock and this concentration of ownership may have a substantial influence on our decisions;

●	the delisting of our Common Stock from Nasdaq, the removal of our Common Stock from trading on the OTCQX on August 18, 2025 and the subsequent trading of our Common Stock on the OTCID have adversely affected and may continue to adversely affect our Common Stock and business and financial condition;

●	our determination to restate prior period consolidated financial statements and its impact on investor confidence and reputational issues;

●	our ability to implement our business strategy; and

●	the potential impact of future contingent liabilities on our financial condition.

Please see Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 30, 2026, and as amended on April 30, 2026, as well as other documents we file with the SEC from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Equity

On January 20, 2026, we announced that all shares of Series C Preferred Stock were converted into shares of Common Stock, resulting in the issuance of approximately 23,267,327 shares of Common Stock (calculated as $1,000 stated value per preferred share divided by the $2.02 conversion price). As a result of these conversions and the subsequent issuances, there were 27,700,904 shares of Common Stock outstanding as of March 31, 2026.

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

We currently have two commercialized molecular diagnostic tests in the marketplace: ThyGeNEXT®, an expanded oncogenic mutation panel that helps “rule-in” and “rule-out” malignancy in thyroid nodules and ThyraMIR®v2, used in combination with ThyGeNEXT®, which further stratifies thyroid nodules for malignancy risk utilizing a proprietary microRNA gene expression classifier.

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

Consolidated Results of Continuing Operations for the Quarter Ended March 31, 2026 Compared to the Quarter Ended March 31, 2025 (in thousands)

	Three Months Ended March 31,
	2026	2026	2025	2025
		% to		% to
		revenue		revenue

Revenue, net	$9,032	100.0%	$11,515	100.0%
Cost of revenue	3,128	34.6%	4,145	36.0%
Gross profit	5,904	65.4%	7,370	64.0%
Operating expenses:
Sales and marketing	2,177	24.1%	2,814	24.4%
Research and development	153	1.7%	177	1.5%
General and administrative	2,451	27.1%	2,550	22.1%
Total operating expenses	4,781	52.9%	5,541	48.1%

Operating income	1,123	12.4%	1,829	15.9%
Note payable interest	-	0.0%	(78)	-0.7%
Other income, net	10	0.1%	21	0.2%
Income from continuing operations before tax	1,133	12.5%	1,772	15.4%
Provision for income taxes	302	3.3%	18	0.2%
Income from continuing operations	831	9.2%	1,754	15.2%

Loss from discontinued operations, net of tax	(110)	-1.2%	(107)	-0.9%

Net income	$721	8.0%	$1,647	14.3%

Revenue, net

Consolidated revenue, net for the three months ended March 31, 2026 decreased by $2.5 million, or 22%, to $9.0 million, compared to $11.5 million for the three months ended March 31, 2025. The decrease in net revenue was primarily driven by the loss of reimbursement for PancraGEN® in April 2025, which resulted in specimens for PancraGEN® testing no longer being accepted by the Company after May 2, 2025.

Cost of revenue

Consolidated cost of revenue for the three months ended March 31, 2026 was $3.1 million, as compared to $4.1 million for the three months ended March 31, 2025. The decrease was primarily driven by the discontinuance of our PancraGEN® test resulting from the loss of reimbursement discussed above. As a percentage of revenue, cost of revenue was approximately 35% for the three months ended March 31, 2026 and 36% for the three months ended March 31, 2025.

Gross profit

Consolidated gross profit was approximately $5.9 million for the three months ended March 31, 2026 and $7.4 million for the three months ended March 31, 2025. The gross profit percentage was approximately 65% for the three months ended March 31, 2026 and 64% for the three months ended March 31, 2025. The decrease in gross profit can be attributed to the decrease in revenue resulting from the discontinuance of our PancraGEN® test as a result of the loss of reimbursement.

Sales and marketing expense

Sales and marketing expense was approximately $2.2 million for the three months ended March 31, 2026 and $2.8 million for the three months ended March 31, 2025. The decrease can be attributed to the reduction in salesforce size as a result of the loss of PancraGEN® reimbursement as discussed previously.

Research and development

Research and development expense was approximately $0.2 million for both the three months ended March 31, 2026 and March 31, 2025, respectively.

General and administrative

General and administrative expense was approximately $2.5 million for the three months ended March 31, 2026 and $2.6 million for the three months ended March 31, 2025. As a percentage of revenue, general and administrative expense was 27% for the three months ended March 31, 2026 as compared to 22% for the three months ended March 31, 2025. This percentage increase can be attributed to the decline in revenue mentioned above.

Operating income

Operating income from continuing operations was $1.1 million for the three months ended March 31, 2026 and $1.8 million for the three months ended March 31, 2025. The decrease in operating income for the three months ended March 31, 2026 can be primarily attributed to the decrease in revenue and gross profit discussed above.

Note payable interest expense

Note payable interest expense was $0.1 million for the three months ended March 31, 2025. The interest expense was from our former Term Loan with BroadOak Fund V, L.P. (“Term Loan”) which has since been repaid.

Provision for income taxes

Income tax expense was approximately $0.3 million for the three months ended March 31, 2026 and $18,000 for the three months ended March 31, 2025. The income tax expense for the three months ended March 31, 2026 was primarily due to our net income for the three months ended March 31, 2026 and deferred tax expense. The income tax expense for the three months ended March 31, 2025 was primarily related to state and local taxes.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.1 million for both the three months ended March 31, 2026 and March 31, 2025.

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

In this Quarterly Report on Form 10-Q, we discuss Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA is a metric used by management to measure cash flow of the ongoing business. Adjusted EBITDA is defined as income or loss from continuing operations, plus depreciation and amortization, non-cash stock-based compensation, non-recurring legal expenses, severance expense, interest and taxes, and other non-cash expenses including change in fair value of notes payable. The legal expenses included are related to NASDAQ uplist costs, special proxy and charter work, and an employment dispute. The table below includes a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure.

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2026	2025
Income from continuing operations (GAAP Basis)	$831	$1,754
Depreciation and amortization	118	95
Stock-based compensation	4	15
Severance expense	-	168
Taxes expense	302	18
Non-recurring legal expenses	315	-
Note payable interest	-	78
Interest income	(10)	(7)
Change in fair value of note payable	-	(25)
Adjusted EBITDA	$1,560	$2,096

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2026, we had operating income from continuing operations of $1.1 million. As of March 31, 2026, we had cash and cash equivalents of $2.6 million, total current assets of $10.0 million and current liabilities of $4.0 million. As of May 1, 2026, we had approximately $2.9 million of cash and cash equivalents.

During the three months ended March 31, 2026, net cash provided by operating activities was $0.3 million. The main component of cash provided by operating activities was our net income of $0.7 million and non-cash adjustments of $0.5 million, which were partially offset by a decrease in accrued salaries and bonus of $1.2 million. During the three months ended March 31, 2025, net cash provided by operating activities was $1.2 million. The main component of cash provided by operating activities was our net income of $1.6 million.

For the three months ended March 31, 2026, cash used in investing activities was $0.1 million which pertained to the purchase of lab equipment. For the three months ended March 31, 2025, cash used in investing activities was zero.

For the three months ended March 31, 2026, there was no cash used in financing activities. For the three months ended March 31, 2025, cash used in financing activities was $1.5 million, which were payments made on our former Term Loan.

We generated positive cash flows from operations for the three months ending March 31, 2026. We intend to meet our ongoing capital needs by using our available cash as well as through targeted margin improvement, collection of accounts receivable, containment of costs, and the potential use of other financing options and other strategic alternatives.

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

Critical Accounting Estimates

See Note 5, Summary of Significant Accounting Policies and Note 14, Recent Accounting Standards to the Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding newly adopted and recent accounting pronouncements. See also Note 1, Nature of Business and Significant Accounting Policies to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended, for a discussion of our critical accounting policies. There have been no material changes to such critical accounting policies. We believe our most critical accounting policies include accounting for revenue recognition, leases, and income taxes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on management’s evaluation of the Company’s disclosure controls and procedures, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026, as amended, for additional information regarding discussion of the effectiveness of the Company’s controls and procedures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K of the Company filed with the SEC on March 30, 2026, as amended, and as updated and supplemented in subsequent filings. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.

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

Date: May 12, 2026	Interpace Biosciences, Inc.
(Registrant)

/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	/s/ Christopher McCarthy
Christopher McCarthy Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

