Form 10-Q
period 2026-06-30
INTERPACE BIOSCIENCES, INC.
filed 2026-08-10
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding July 31, 2026
Common Stock, par value $0.01 per share	27,700,904

INTERPACE BIOSCIENCES, INC.

FORM 10-Q FOR PERIOD ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,688	$2,505
Accounts receivable	6,311	5,649
Other current assets	1,969	1,746
Total current assets	10,968	9,900
Property and equipment, net	1,621	1,423
Operating lease right of use assets	1,001	1,217
Deferred tax asset	20,915	21,254
Other long-term assets	44	44
Total assets	$34,549	$33,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,555	$983
Accrued salary and bonus	952	1,886
Other accrued expenses	1,784	1,574
Current liabilities of discontinued operations	660	660
Total current liabilities	4,951	5,103
Operating lease liabilities, net of current portion	516	752
Other long-term liabilities	5,838	5,620
Total liabilities	11,305	11,475

Commitments and contingencies (Note 7)

Stockholders’ equity:
Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized, 0 and 47,000 shares Series C issued and outstanding, respectively	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 27,844,994 and 4,569,333 shares issued, respectively; 27,700,904 and 4,428,539 shares outstanding, respectively	640	407
Additional paid-in capital	234,608	234,833
Accumulated deficit	(209,926)	(210,805)
Treasury stock, at cost (144,090 and 140,794 shares, respectively)	(2,078)	(2,072)
Total stockholders’ equity	23,244	22,363
Total liabilities and stockholders’ equity	$34,549	$33,838

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except for per share data)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025

Revenue, net	$9,131	$9,232	$18,163	$20,747
Cost of revenue	3,478	3,956	6,606	8,101
Gross profit	5,653	5,276	11,557	12,646
Operating expenses:
Sales and marketing	2,207	2,910	4,384	5,723
Research and development	149	173	301	350
General and administrative	2,976	2,661	5,427	5,211
Total operating expenses	5,332	5,744	10,112	11,284

Operating income (loss) from continuing operations	321	(468)	1,445	1,362
Note payable interest	-	(49)	-	(127)
Other income (expense), net	9	(16)	18	4
Income (loss) from continuing operations before tax	330	(533)	1,463	1,239
Provision for income taxes	64	-	366	18
Income (loss) from continuing operations	266	(533)	1,097	1,221

Loss from discontinued operations, net of tax	(108)	(107)	(218)	(214)

Net income (loss)	$158	$(640)	$879	$1,007

Basic income (loss) per share of common stock:
From continuing operations	$0.01	$(0.12)	$0.04	$0.28
From discontinued operations	(0.00)	(0.02)	(0.01)	(0.05)
Net income (loss) per basic share of common stock	$0.01	$(0.14)	$0.04	$0.23

Diluted income (loss) per share of common stock:
From continuing operations	$0.01	$(0.12)	$0.04	$0.04
From discontinued operations	(0.00)	(0.02)	(0.01)	(0.01)
Net income (loss) per diluted share of common stock	$0.01	$(0.14)	$0.03	$0.04

Weighted average number of common shares and common share equivalents outstanding:
Basic	27,701	4,423	24,792	4,422
Diluted	27,713	4,423	27,245	27,697

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

							Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance -December 31, 2024	47,000	$-	4,539,663	$406	130,340	$(2,054)	$234,811	$(235,380)	$(2,217)

Issuance of common stock	-	-	21,336	1	-	-	-	-	1
Treasury stock purchased	-	-	-	-	7,566	(15)	-	-	(15)
Series C issuance costs	-	-	-	-	-	-	(13)	-	(13)
Stock-based compensation expense	-	-	-	-	-	-	15	-	15
Net income	-	-	-	-	-	-	-	1,647	1,647
Balance -March 31, 2025	47,000	$-	4,560,999	$407	137,906	$(2,069)	$234,813	$(233,733)	$(582)

Stock-based compensation expense	-	-	-	-	-	-	9	-	9
Net loss	-	-	-	-	-	-	-	(640)	(640)
Balance -June 30, 2025	47,000	$-	4,560,999	$407	137,906	$(2,069)	$234,822	$(234,373)	$(1,213)

Balance -December 31, 2025	47,000	$-	4,569,333	$407	140,794	$(2,072)	$234,833	$(210,805)	$22,363

Issuance of common stock	-	-	8,334	-	-	-	-	-	-
Treasury stock purchased	-	-	-	-	3,296	(6)	-	-	(6)
Series C conversion into common stock	(47,000)	-	23,267,327	233	-	-	(233)	-	-
Stock-based compensation expense	-	-	-	-	-	-	4	-	4
Net income	-	-	-	-	-	-	-	721	721
Balance -March 31, 2026	-	-	27,844,994	640	144,090	(2,078)	234,604	(210,084)	23,082

Stock-based compensation expense	-	-	-	-	-	-	4	-	4
Net income	-	-	-	-	-	-	-	158	158
Balance -June 30, 2026	-	$-	27,844,994	$640	144,090	$(2,078)	$234,608	$(209,926)	$23,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For The Six Months Ended June 30,
	2026	2025

Cash Flows From Operating Activities
Net income	$879	$1,007
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	245	196
Amortization of deferred financing fees	-	26
Stock-based compensation	8	24
Deferred taxes	339	-
Asset impairment - lab supplies	-	198
Lab supplies write-off	217	-
Change in fair value of note payable	-	(18)
Amortization on operating lease right of use asset	216	193
Other changes in operating assets and liabilities:
Accounts receivable	(662)	1,313
Other current assets	(440)	(227)
Accounts payable	327	(409)
Accrued salaries and bonus	(934)	(176)
Other accrued expenses	231	(401)
Operating lease liabilities	(263)	(185)
Other long-term liabilities	218	214
Net cash provided by operating activities	381	1,755

Cash Flows From Investing Activity
Purchase of property and equipment	(198)	(201)
Net cash used in investing activities	(198)	(201)

Cash Flows From Financing Activities
Payments made on note payable	-	(2,500)
Series C conversion costs	-	(13)
Net cash used in financing activities	-	(2,513)

Net increase (decrease) in cash and cash equivalents	183	(959)
Cash and cash equivalents – beginning	2,505	1,461
Cash and cash equivalents – ending	$2,688	$502

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

The Interim Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Interim Financial Statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, InServe Support Solutions, and TVG, Inc.; its Commercial Services business unit, which was sold on December 22, 2015 and its Interpace Pharma Solutions business which was sold on August 31, 2022. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six-month periods ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.

3. LIQUIDITY

For the six months ended June 30, 2026, the Company had operating income from continuing operations of $1.4 million. As of June 30, 2026, the Company had cash and cash equivalents of $2.7 million, total current assets of $11.0 million and current liabilities of $5.0 million. As of July 31, 2026, the Company had approximately $2.7 million of cash and cash equivalents.

The Company intends to meet its ongoing capital needs by using its available cash, as well as through targeted margin improvement; collection of accounts receivable; containment of costs; and the potential use of other financing options and other strategic alternatives.

The Company continues to explore various strategic alternatives, dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources in order to provide additional liquidity. With the delisting of its common stock, par value $0.01 per share (“Common Stock”), from Nasdaq in February 2021, the Company’s ability to raise additional capital on terms acceptable to it has been adversely impacted. There can be no assurance that the Company will be successful in obtaining such funding on terms acceptable to it. The Company is seeking an uplisting of its Common Stock to Nasdaq, but no assurances can be given that a Nasdaq listing will be achieved.

The Company anticipates that current cash and cash equivalents and forecasted cash receipts will be sufficient to meet its anticipated cash requirements through the next twelve months from the date of the filing of this report.

4. DISCONTINUED OPERATIONS

Liabilities classified as discontinued operations as of both June 30, 2026 and December 31, 2025 consist of accrued expenses which are liabilities related to the former Commercial Services business unit.

The table below presents the significant components of its former discontinued operations results included within loss from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and six-months ended June 30, 2026 and 2025.

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025

Income tax expense	108	107	218	214
Loss from discontinued operations, net of tax	$(108)	$(107)	$(218)	$(214)

There was no cash flow activity from discontinued operations for the six months ended June 30, 2026 or June 30, 2025. There was no depreciation and amortization expense for the three or six months ended June 30, 2026 and June 30, 2025, respectively, in discontinued operations.

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

Other Current Assets

Other current assets consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Lab supplies	$1,085	$1,114
Prepaid expenses	696	632
Other	188	-
Total other current assets	$1,969	$1,746

Basic and Diluted Net Income (Loss) per Share

A reconciliation of the number of shares of Common Stock used in the calculation of basic and diluted income (loss) per share for the three- and six-month periods ended June 30, 2026 and 2025 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Basic weighted average number of common shares	27,701	4,423	24,792	4,422
Potential dilutive effect of stock-based awards	12	-	11	8
Dilutive effect of preferred stock	-	-	2,442	23,267
Diluted weighted average number of common shares	27,713	4,423	27,245	27,697

For the three- and six-month periods ended June 30, 2026 and 2025, the following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on income (loss) per share for the following periods as they would have been anti-dilutive (rounded to thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Options	246	265	246	265
Restricted stock units (RSUs)	125	158	125	150
	371	423	371	415

Accounting Pronouncements Pending

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures”. ASU 2024-03 will require disclosure of specific cost and expense information in the notes to the financial statements. Disclosure shall include inventory purchases, employee compensation, depreciation and intangible asset amortization presented in the face of the income statement for continuing operations. It shall also include certain amounts already disclosed under GAAP in the same disclosure as other disaggregation requirements as well as disclose a qualitative description and the amount of selling expenses. ASU 2024-03 will be effective for the Company in annual periods beginning after December 15, 2026. The Company continues to assess the impact of the amendment.

6. LEASES

The table below presents the lease-related assets and liabilities recorded in the Condensed Consolidated Balance Sheet:

	Classification on the Balance Sheet	June 30, 2026	December 31, 2025

Assets
Operating lease assets	Operating lease right of use assets	1,001	1,217
Total lease assets		$1,001	$1,217

Liabilities
Current
Operating lease liabilities	Other accrued expenses	458	431
Total current lease liabilities		$458	$431
Noncurrent
Operating lease liabilities	Operating lease liabilities, net of current portion	516	752
Total long-term lease liabilities		516	752
Total lease liabilities		$974	$1,183

The weighted average remaining lease term for the Company’s operating lease was 2.0 years as of June 30, 2026 and the weighted average discount rate for that lease was 12.0%. Total operating lease expense from continuing operations under these agreements for the three months ended June 30, 2026 and 2025 was approximately $0.1 million, respectively, and for both the six months ended June 30, 2026 and 2025 was approximately $0.3 million, respectively. Total cash paid under these agreements for the six months ended June 30, 2026 and 2025 was approximately $0.3 million, respectively. The Company’s operating lease expenses are recorded within “Cost of revenue” and “General and administrative expenses.”

The table below reconciles the cash flows to the lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2026:

Operating Leases
2026 - remaining six months	275
2027	550
2028	275
Total minimum lease payments	1,100
Less: amount of lease payments representing effects of discounting	126
Present value of future minimum lease payments	974
Less: current obligations under leases	458
Long-term lease obligations	$516

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

8. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Operating lease liability	$458	$431
Accrued sales and marketing	28	32
Accrued lab costs	27	50
Accrued professional fees	553	390
Taxes payable	236	296
All others	482	375
Total other accrued expenses	$1,784	$1,574

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

There were no stock option awards issued during the six months ended June 30, 2026 and June 30, 2025.

The Company recognized approximately $4,000 and $9,000 of stock-based compensation expense within continuing operations during the three-month periods ended June 30, 2026 and 2025, respectively, and approximately $8,000 and $24,000 for the six-month periods ended June 30, 2026 and 2025, respectively. The following table has a breakout of stock-based compensation expense from continuing operations by line item.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Sales and marketing	$4	$6	$8	$15
General and administrative	-	3	-	9
Total stock compensation expense	$4	$9	$8	$24

10. INCOME TAXES

The following table summarizes income tax expense on income from continuing operations and the effective tax rate for the three- and six-month periods ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Provision for income tax	$64	$-	$366	$18
Effective income tax rate	19.4%	0.0%	25.0%	1.5%

Income tax expense for the three and six-months ended June 30, 2026 was primarily due to the Company’s net income for the six months ended June 30, 2026 and its deferred tax expense. Income tax expense for the three and six-months ended June 30, 2025 was primarily due to state and federal income taxes.

Other long-term liabilities consisted of uncertain tax positions as of June 30, 2026 and December 31, 2025.

11. SEGMENT INFORMATION

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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025

Revenue, net:	$9,131	$9,232	$18,163	$20,747
Less:
Cost of revenue:
Fixed	1,769	1,694	3,466	3,384
Variable	1,709	2,262	3,140	4,717
Operating and other expenses:
Sales and marketing	2,207	2,910	4,384	5,723
Research and development	149	173	301	350
General and administrative	2,976	2,661	5,427	5,211
Interest & other expense, net	(9)	65	(18)	123
Provision for income taxes	64	-	366	18
Segment net income (loss)	266	(533)	1,097	1,221
Reconciliation of profit or loss:
Loss on discontinued operations	(108)	(107)	(218)	(214)
Consolidated net income (loss)	$158	$(640)	$879	$1,007

Adjusted EBITDA, a non-GAAP financial measure, is a metric used by the CODM to measure cash flow of the ongoing business. Adjusted EBITDA is defined as income or loss from continuing operations, plus depreciation and amortization, non-cash stock-based compensation, non-recurring legal expenses, severance expense, asset impairment, interest and taxes, and other non-cash expenses including change in fair value of notes payable. The legal expenses included are related to NASDAQ uplist costs, special proxy and charter work, and an employment dispute. The table below includes a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Income (loss) from continuing operations (GAAP Basis)	$266	$(533)	$1,097	$1,221
Depreciation and amortization	127	101	245	196
Stock-based compensation	4	9	8	24
Non-recurring legal expenses	65	-	380	-
Severance & related expense	-	524	-	692
Asset impairment - lab supplies	-	198	-	198
Lab supplies write-off	217	-	217	-
Taxes expense	64	-	366	18
Note payable interest	-	49	-	127
Other income/expense, net	(9)	10	(18)	14
Change in fair value of note payable	-	7	-	(18)
Adjusted EBITDA	$734	$365	$2,295	$2,472

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosures of Non-Cash Activities

(in thousands)

	Six Months Ended
	June 30,
	2026	2025

Taxes accrued for repurchase of restricted shares	$6	$15
Purchase of property and equipment included in accounts payable	376	-

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

On January 20, 2026, the Company announced that all shares of Series C Preferred Stock were converted into Common Stock, resulting in the issuance of 23,267,327 shares of Common Stock (calculated as $1,000 stated value per preferred share divided by the $2.02 conversion price).

Of this amount, 1315 Capital owns 9,405,941 shares of Common Stock, or approximately 34% of Interpace’s outstanding Common Stock, and Ampersand owns 13,861,386 shares of Common Stock, or approximately 50% of Interpace’s outstanding Common Stock, in both cases subject to change in connection with subsequent issuance activity and public float changes.

14. RESTRUCTURING EXPENSES

As a result of the established non-coverage for PancraGEN®, the Company announced in the first quarter of 2025 that its board of directors had approved a restructuring and cost-savings plan to reduce operating costs and better align its workforce with the loss of PancraGEN®. In connection with this plan, the Company incurred $0.7 million in restructuring expenses for the six months ended June 30, 2025, all of which are severance and related costs. The expenses were paid in the quarter that they were incurred, and the Company had no restructuring liability accrued for as of June 30, 2025. For the three months ended June 30, 2025, the Company recorded $0.5 million in severance costs that were charged to sales and marketing expense in the Company’s statement of operations. For the six months ended June 30, 2025, the Company recorded $0.5 million in severance costs that were charged to sales and marketing and $0.2 million that were charged to general and administrative expenses in the Company’s consolidated statement of operations. The Company has not recorded any restructuring expenses for the six months ended June 30, 2026.

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

●	our expectations of future revenues, expenditures, capital or other funding requirements;

●	our reliance on Medicare reimbursement for our clinical services and our being able to successfully restructure ourselves and maintain profitability as a result of the decision of the Center for Medicare and Medicaid Services (“CMS”) to cease reimbursement coverage of our PancraGEN® test on April 24, 2025 which resulted in specimens for first-line fluid chemistry and PancraGEN® testing not being accepted by the Company after May 2, 2025;

●	our dependence on sales and reimbursements from our clinical services for all of our revenue;

●	our reliance on sales of our molecular diagnostic tests for thyroid cancer, ThyGeNEXT® and ThyraMIR®v2, following the loss of reimbursement for and resulting discontinuance of PancraGEN®, our pancreatic cancer test;

●	our ability to continue to generate sufficient revenue from our clinical service products and other products and/or solutions that we develop in the future is important for our ability to meet our financial and other targets;

●	our ability to finance our business on acceptable terms in the future, which may limit the ability to grow our business, develop and commercialize products and services, and develop and commercialize new molecular clinical service solutions and technologies;

●	our dependence on third parties for the supply of some of the materials used in our clinical services tests;

●	the potential adverse impact of current and future laws, licensing requirements and governmental regulations upon our business operations, including but not limited to the evolving U.S. regulatory environment related to laboratory developed tests (“LDTs”), pricing of our tests and services and patient access limitations;

●	our reliance on our sales and marketing activities for future business growth and our ability to continue to expand our sales and marketing activities;

●	our being subject to the controlling interests of our two private equity investors who control an aggregate of 84% of our outstanding shares of Common Stock and this concentration of ownership may have a substantial influence on our decisions;

●	the delisting of our Common Stock from Nasdaq, the removal of our Common Stock from trading on the OTCQX on August 18, 2025 and the subsequent trading of our Common Stock on the OTCID have adversely affected and may continue to adversely affect our Common Stock and business and financial condition;

●	our ability to obtain clinical evidence demonstrating to both customers and payers our molecular diagnostic test’s clinical relevance and value;

●	our ability to implement our business strategy; and

●	the potential impact of future contingent liabilities on our financial condition.

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

Our clinical services’ customers consist primarily of physicians, hospitals, cancer centers, commercial laboratories, pathology groups and clinics. Our largest customer in the six months ended June 30, 2025 and 2026 for ThyGeNEXT® and ThyraMIR®v2 was Laboratory Corporation of America® or LabCorp. Our revenue channels include reimbursement by Medicare, Medicare Advantage, Medicaid and direct client billings (for example, hospitals and clinics), and commercial payers such as Blue Cross® Blue Shield®, Aetna®, Cigna®, United Healthcare® and others.

We are developing a new molecular diagnostic test for assessing the risk of pancreatic cyst progression to cancer, distinct from our prior pancreatic test. Our prior pancreatic test (PancraGen®) was discontinued as a result of a loss of reimbursement by Medicare, Medicare Advantage and Medicaid. We believe that the development process will take approximately 12-24 months, is subject to significant uncertainties, and there can be no assurance that the test will be successfully developed or commercialized or generate revenue on any particular timeline, or at all. Before the new test is launched, a positive determination of reimbursement from CMS must be obtained. The timing of such determination is unknown and such positive reimbursement determination may never be obtained. In order to obtain reimbursement from Medicare, Medicare Advantage, Medicaid and private insurers, we will need to prove medical necessity for such test and demonstrate that the results of such test directly influence treatment and patient management, including clinical decisions.

Equity

On January 20, 2026, we announced that all shares of Series C Preferred Stock were converted into shares of Common Stock, resulting in the issuance of 23,267,327 shares of Common Stock (calculated as $1,000 stated value per preferred share divided by the $2.02 conversion price). As a result of these conversions and the subsequent issuances, there were 27,700,904 shares of Common Stock outstanding as of June 30, 2026.

Clinical Services

Our clinical services business commercializes clinically useful molecular diagnostic tests and molecular pathology services. We commercialize esoteric diagnostic tests that are principally focused on risk-stratification of cancer using the latest technology to help personalize medicine and improve patient diagnosis and management. Our tests and services provide pathological, mutational and epigenetic analysis of fine-needle aspiration biopsies derived from thyroid nodules with the goal of better informing surgery or surveillance treatment decisions in patients suspected of thyroid, pancreatic, and other cancers. The molecular diagnostic tests we offer enable healthcare providers to stratify cancer risk, helping to avoid unnecessary surgical treatment in patients at low risk, while also helping to identify patients that would benefit from increased surveillance or surgical intervention.

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

Condensed Consolidated Results of Continuing Operations for the Quarter Ended June 30, 2026 Compared to the Quarter Ended June 30, 2025 (unaudited, in thousands)

	Three Months Ended June 30,
	2026	2026	2025	2025
		% to		% to
		revenue		revenue

Revenue, net	$9,131	100.0%	$9,232	100.0%
Cost of revenue	3,478	38.1%	3,956	42.9%
Gross profit	5,653	61.9%	5,276	57.1%
Operating expenses:
Sales and marketing	2,207	24.2%	2,910	31.5%
Research and development	149	1.6%	173	1.9%
General and administrative	2,976	32.6%	2,661	28.8%
Total operating expenses	5,332	58.4%	5,744	62.2%

Operating income (loss)	321	3.5%	(468)	-5.1%
Note payable interest	-	0.0%	(49)	-0.5%
Other income (expense), net	9	0.1%	(16)	-0.2%
Income (loss) from continuing operations before tax	330	3.6%	(533)	-5.8%
Provision for income taxes	64	0.7%	-	0.0%
Income (loss) from continuing operations	266	2.9%	(533)	-5.8%

Loss from discontinued operations, net of tax	(108)	-1.2%	(107)	-1.2%

Net income (loss)	$158	1.7%	$(640)	-6.9%

Revenue, net

Revenue, net for the three months ended June 30, 2026 decreased by $0.1 million, or 1%, to $9.1 million, compared to $9.2 million for the three months ended June 30, 2025. The decrease in net revenue was primarily driven by the loss of reimbursement for PancraGEN® in April 2025, which resulted in specimens for PancraGEN® testing no longer being accepted by the Company after May 2, 2025.

Cost of revenue

Consolidated cost of revenue for the three months ended June 30, 2026 was $3.5 million, as compared to $4.0 million for the three months ended June 30, 2025. As a percentage of revenue, cost of revenue decreased to 38% for the three months ended June 30, 2026 as compared to 43% in the comparable prior year period. This decrease can be attributed to the decline in variable costs, including lab supplies.

Gross profit

Consolidated gross profit was approximately $5.7 million for the three months ended June 30, 2026 and $5.3 million for the three months ended June 30, 2025. The increase is attributed to the lower cost of revenue discussed above.

Sales and marketing expense

Sales and marketing expense was approximately $2.2 million for the three months ended June 30, 2026 and $2.9 million for the three months ended June 30, 2025. There was approximately $0.5 million in severance and related costs included in the three months ended June 30, 2025. These costs pertained to the loss of PancraGEN® reimbursement as discussed previously. As a percentage of revenue, sales and marketing expense was approximately 24% for the three months ended June 30, 2026 and 32% for the three months ended June 30, 2025.

Research and development

Research and development expense was approximately $0.1 million for the three months ended June 30, 2026 and $0.2 million for the three months ended June 30, 2025. As a percentage of revenue, research and development expense was approximately 2% in both periods, respectively.

General and administrative

General and administrative expense was approximately $3.0 million for the three months ended June 30, 2026 and $2.7 million for the three months ended June 30, 2025. The increase can be primarily attributed to an increase in professional services costs of $0.1 million and an increase in employee and related costs of $0.2 million.

Operating income (loss)

There was operating income from continuing operations of $0.3 million for the three months ended June 30, 2026 as compared to an operating loss from continuing operations of $0.5 million for the three months ended June 30, 2025. The increase in operating income from continuing operations was primarily attributable to the increase in gross profit and the absence of severance costs in 2026 that were recorded in the three months ended June 30, 2025.

Note payable interest expense

Note payable interest expense was $49,000 for the three months ended June 30, 2025. The interest expense was from our former Term Loan with BroadOak Fund V, L.P. (“Term Loan”) which has since been repaid. There was no note payable interest expense for the three months ended June 30, 2026.

Provision for income taxes

Income tax expense was approximately $0.1 million for the three months ended June 30, 2026. There was no income tax expense for the three months ended June 30, 2025.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.1 million for both the three months ended June 30, 2026 and for the three months ended June 30, 2025, respectively.

Condensed Consolidated Results of Continuing Operations for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025 (unaudited, in thousands)

	Six Months Ended June 30,
	2026	2026	2025	2025
		% to		% to
		revenue		revenue

Revenue, net	$18,163	100.0%	$20,747	100.0%
Cost of revenue	6,606	36.4%	8,101	39.0%
Gross profit	11,557	63.6%	12,646	61.0%
Operating expenses:
Sales and marketing	4,384	24.1%	5,723	27.6%
Research and development	301	1.7%	350	1.7%
General and administrative	5,427	29.9%	5,211	25.1%
Total operating expenses	10,112	55.7%	11,284	54.4%

Operating income	1,445	8.0%	1,362	6.6%
Note payable interest	-	0.0%	(127)	-0.6%
Other income, net	18	0.1%	4	0.0%
Income from continuing operations before tax	1,463	8.1%	1,239	6.0%
Provision for income taxes	366	2.0%	18	0.1%
Income from continuing operations	1,097	6.0%	1,221	5.9%

Loss from discontinued operations, net of tax	(218)	-1.2%	(214)	-1.0%

Net income	$879	4.8%	$1,007	4.9%

Revenue, net

Revenue, net for the six months ended June 30, 2026 decreased by $2.5 million, or 12%, to $18.2 million, compared to $20.7 million for the six months ended June 30, 2025. The decrease in net revenue was largely driven by the loss of PancraGEN® revenue discussed above.

Cost of revenue

Consolidated cost of revenue for the six months ended June 30, 2026 was $6.6 million and was $8.1 million for the six months ended June 30, 2025. As a percentage of revenue, cost of revenue was approximately 36% for the six months ended June 30, 2026 as compared to 39% for the six months ended June 30, 2025. The decrease in cost of revenue was largely driven by the loss of PancraGEN® revenue discussed above.

Gross profit

Consolidated gross profit was approximately $11.6 million for the six months ended June 30, 2026 and $12.6 million for the six months ended June 30, 2025. The gross profit percentage was approximately 64% for the six months ended June 30, 2026 and 61% for the six months ended June 30, 2025. The decrease is largely attributed to the loss of PancraGEN® discussed above.

Sales and marketing expense

Sales and marketing expense was approximately $4.4 million for the six months ended June 30, 2026 and $5.7 million for the six months ended June 30, 2025. The decrease is primarily the result of the loss of PancraGEN® in 2025 which had approximately four months of sales force and severance costs as compared to none in 2026. As a percentage of revenue, sales and marketing expense decreased to 24% from 28% in the comparable prior year period due to the decrease in sales force costs.

Research and development

Research and development expense was approximately $0.3 million for the six months ended June 30, 2026 and $0.4 million for the six months June 30, 2025, respectively. As a percentage of revenue, research and development expense remained the same at approximately 2% for both periods.

General and administrative

General and administrative expense was approximately $5.4 million for the six months ended June 30, 2026 and $5.2 million for the six months ended June 30, 2025. The increase can be primarily attributed to a $0.2 million increase in professional services costs.

Operating income

Operating income from continuing operations remained comparable as it was $1.4 million for both the six months ended June 30, 2026 and for the six months ended June 30, 2025.

Note payable interest expense

Note payable interest expense was $0.1 million for the six months ended June 30, 2025. The interest expense was from our former Term Loan with BroadOak Fund V, L.P. (“Term Loan”) which has since been repaid.

Provision for income taxes

Income tax expense was approximately $0.4 million for the six months ended June 30, 2026 and $18,000 for the six months ended June 30, 2025. The income tax expense for the six months ended June 30, 2026 was primarily due to our net income for the six months ended June 30, 2026 and deferred tax expense. The income tax expense for the six months ended June 30, 2025 was primarily related to state and local taxes.

Loss from discontinued operations, net of tax

We had a loss from discontinued operations of approximately $0.2 million for both the six months ended June 30, 2026 and June 30, 2025, respectively.

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

In this Quarterly Report on Form 10-Q, we discuss Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA is a metric used by management to measure cash flow of the ongoing business. Adjusted EBITDA is defined as income or loss from continuing operations, plus depreciation and amortization, non-cash stock-based compensation, non-recurring legal expenses, severance expense, asset impairment, interest and taxes, and other non-cash expenses including change in fair value of notes payable. The legal expenses included are related to NASDAQ uplist costs, special proxy and charter work, and an employment dispute. The table below includes a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure.

Reconciliation of Adjusted EBITDA (Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Income (loss) from continuing operations (GAAP Basis)	$266	$(533)	$1,097	$1,221
Depreciation and amortization	127	101	245	196
Stock-based compensation	4	9	8	24
Non-recurring legal expenses	65	-	380	-
Severance & related expense	-	524	-	692
Asset impairment - lab supplies	-	198	-	198
Lab supplies write-off	217	-	217	-
Taxes expense	64	-	366	18
Note payable interest	-	49	-	127
Other income/expense, net	(9)	10	(18)	14
Change in fair value of note payable	-	7	-	(18)
Adjusted EBITDA	$734	$365	$2,295	$2,472

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2026, we had operating income from continuing operations of $1.4 million. As of June 30, 2026, we had cash and cash equivalents of $2.7 million, total current assets of $11.0 million and current liabilities of $5.0 million. As of July 31, 2026, we had approximately $2.7 million of cash and cash equivalents.

During the six months ended June 30, 2026, net cash provided by operating activities was $0.4 million. The main component of cash provided by operating activities was our net income of $0.9 million and non-cash adjustments of $1.0 million, which were partially offset by a decrease in accrued salaries and bonus of $0.9 million and increase in accounts receivable of $0.7 million. During the six months ended June 30, 2025, net cash provided by operating activities was $1.8 million. The main component of cash provided by operating activities was our net income of $1.0 million.

For both the six months ended June 30, 2026 and June 30, 2025, respectively, cash used in investing activities was $0.2 million which pertained to the purchase of lab equipment.

For the six months ended June 30, 2026, there was no cash used in financing activities. For the six months ended June 30, 2025, cash used in financing activities was $2.5 million, which were payments made on our former Term Loan.

We generated positive cash flows from operations for the six months ending June 30, 2026. We intend to meet our ongoing capital needs by using our available cash as well as through targeted margin improvement, collection of accounts receivable, containment of costs, and the potential use of other financing options and other strategic alternatives.

The Company continues to explore various strategic alternatives, dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances, business development and other sources in order to provide additional liquidity. With the delisting of the Common Stock from Nasdaq in February 2021, our ability to raise additional capital on terms acceptable to the Company has been adversely impacted. There can be no assurance that the Company will be successful in obtaining such funding on terms acceptable to the Company. The Company is seeking an uplisting of its Common Stock to Nasdaq, but no assurances can be given that a Nasdaq listing will be achieved.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. However, inflation and supply chain disruptions, whether caused by restrictions or slowdowns in shipping or logistics, increases in demand for certain goods used in our operations, tariffs, or otherwise, could impact our operations in the near term.

Critical Accounting Estimates

See Note 5, Summary of Significant Accounting Policies and Note 15, Recent Accounting Standards to the Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding newly adopted and recent accounting pronouncements. See also Note 1, Nature of Business and Significant Accounting Policies to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended, for a discussion of our critical accounting policies. There have been no material changes to such critical accounting policies. We believe our most critical accounting policies include accounting for revenue recognition, leases, and income taxes.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on management’s evaluation of the Company’s disclosure controls and procedures, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K of the Company filed with the SEC on March 30, 2026, as amended, and as updated in subsequent filings. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.

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

Date: August 10, 2026	Interpace Biosciences, Inc.
(Registrant)

/s/ Thomas W. Burnell
Thomas W. Burnell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	/s/ Christopher McCarthy
Christopher McCarthy
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

